Form 10KSB
period 1999-12-31
WESTERN MEDIA GROUP CORP
filed 2000-06-16
CIK 225501

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from ___________________ to ______________

                 Commission File Number 2-71164

                 WESTERN MEDIA GROUP CORPORATION
         (Name of small business issuer in its charter)

     Minnesota                            41-1311718
(State or other jurisdiction of    (I.R.S. Employer I.D. No.)
incorporation or organization)

11900 Wayzata Blvd., Suite 100, Hopkins, MN         55305
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code 612-512-1851

Securities registered pursuant to Section 12(b) of the Exchange
Act:  None

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [   ]   No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was: $ -0-

The aggregate market value of the issuer's voting stock held as of June 1, 2000, by non-affiliates of the issuers was $0.

As of June 1, 2000, the issuer had 24,993,100 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None

                             PART I

Item 1.  Description of Business.

     Western Media Group Corporation (the "Company") was organized as Ionic Controls, Inc., a Minnesota corporation, ("Ionics") in July 1977 as a successor to a sole proprietorship engaged in the graphics business. Ionics participated in the oil industry through its subsidiary, Ionic Energy Corporation, participated in the audiophile record business through its subsidiary, Audio Encores, Inc., and medical devices through its subsidiary, Dia-Med, Inc. Ionics effected a four-for-one stock split in July 1978 and a five-for-one stock split in February 1981. On November 6, 1981 Ionics registered and sold 719,850 units ("1981 Units") consisting of one share of Common Stock, one Two-Year Warrant that expired September 30, 1990, and one Three-Year Warrant that expired March 31, 1991. The 1981 Units were sold at an offering price of $0.75.

     Ionics had limited operations from 1981 forward. Ionics oil operations consisted of a limited number of fractional working interests in low volume producing wells in Texas. The interests were fully amortized and the Company received little income from these properties prior to their liquidation. Ionics audiophile quality record business was adversely affected by the development of stereo cassette and compact disk recordings. Ionics liquidated its inventory of records and in 1987 liquidated Audio Encores, Inc. Ionics was unable to effectively obtain FDA approval for its medical device, Dia-Med, or to develop the interest of any medical manufacturer to further develop, manufacture and market the device. Ionics liquidated Dia-Med, Inc. in 1987.

     Ionics acquired in December 1982, 98.7% of the outstanding common shares of Sioux City Iron Company ("SCIC"). SCIC was engaged in the business of wholesale distribution of heavy hardware to primarily the agricultural industry. Adverse agricultural economic conditions forced SCIC in October 1987 to seek protection under the Bankruptcy Code. In July 1988 pursuant to the order of the Bankruptcy Court all the assets of SCIC were sold and Ionics was released from liability of its long-term debt to the seller of SCIC. SCIC was dissolved in December 1988.

     In November 1988, the Company's name was changed to Western Media Group Corporation. The change of name coincided with the Board of Directors' determination to focus the Company's business on the acquisition, owning and operating of radio and television broadcasting and printed media properties.

     In April 1989, the Company acquired substantially all the assets of Carmel Broadcast Associates, a New York corporation which operated radio broadcast stations KXDC-AM and FM for $2,650,000. The Company financed the acquisition with proceeds from a loan provided by Thomas K. Scallen, a former officer and director. Operation of the radio stations was unsuccessful, and the Company sold the radio stations in July 1991 for $200,000 in cash a note receivable in the principal amount of $900,000. The $1,100,000 received from the sale of the stations was paid and transferred to Mr. Scallen in complete satisfaction of liabilities owed by the Company to Mr. Scallen in the amount of $5,156,139. Consequently, since July 1991, the Company has had no meaningful assets or operations.

     At the present time, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company=s shareholders.

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.
Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interests of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a start-up or new company. The Company may acquire a business opportunity in various stages of its operation.

     In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition

     Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

Competition

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

Item 2.  Description of Property.

     The Company does not own any property. The Company currently utilizes office space, free of charge, provided by officers and directors of the Company.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     There has been no public trading market for the Company's common stock for the past two calendar years or from the beginning of the current calendar year to the present. Following the filing of this report, the Company will attempt to seek out one or more stock brokerage firms to make a market in the Company's common stock and submit an application for quotation of the Company's common stock on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., or the "Pink Sheets" operated by the National Quotation Bureau. There is no assurance that a trading market in the common stock will be established in the future.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. On June 1, 2000, there were approximately 964 holders of record of the Company's Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

Results of Operations

Years Ended December 31, 1999 and 1998

     The Company had no revenue and no expenses during the years ended December 31, 1999 and 1998. Consequently, the Company realized no gain or loss for those years. From operations prior to 1998, the Company carries a retained deficit of $985,785. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At December 31, 1999, the Company had working capital deficit of $128,540. In February 2000, the Company sold 12,000,000 shares of common stock to a private investor for $36,000 in cash. In addition, the Company settled in March 2000, all of its outstanding liabilities at calendar year end through the issuance of 1,000,000 shares of common stock valued at $10,000 and payment of $32,500 in cash. As a result of this subsequent financing and reduction in liabilities, management believes that the Company has sufficient cash to fund its limited operations through the next calendar year. The Company's current plan is to handle the administrative and reporting requirements of a public company; and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The following tables sets forth as of June 1, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                      Age  Position              Director or Officer Since

George W. Fredericks       71  President and Director        March 2000

Patrick L. Riggs           31  Vice President and Director   March 2000

     All Directors hold their positions for one year or until their successors are duly elected and qualified. All officers holds their positions at the will of the Board of Directors.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     George W. Fredericks, President and Director. Mr. Fredericks is the founder and President of Financial Communication Services, which structures financing and consults for early stage companies. Mr. Fredericks has been a consultant in the areas of mergers, acquisitions, and early stage financing since 1996. In April 1997, Mr. Fredericks became president and a director of Assisted Care Corporation, a publicly held Minnesota corporation, which was a holding company for seven subsidiaries engaged in the business of managing assisted living facilities. In January 1998, one of the subsidiaries of Assisted Care filed for protection under Chapter 11 of the United States Bankruptcy Code, and was subsequently liquidated under Chapter 7 in January 1999. The remaining subsidiaries of Assisted Care liquidated their assets and are inactive. Consequently, Assisted Care is an inactive corporation seeking a new business venture in which to participate.

     Patrick L. Riggs, Vice President and Director. Mr. Riggs is the founder and President of Riggs Capital, Inc., which structures financing and consults for early stage companies. Mr. Riggs has been a consultant in the areas of mergers, acquisitions, and early stage financing since 1996. For four years prior to February 1997, Mr. Riggs was employed as a registered representative with Protective Group Securities, an investment banking firm in Minneapolis Minnesota. In April 1997, Mr. Riggs became the vice president of finance, chief financial officer and a director of Assisted Care Corporation, a publicly held Minnesota corporation, which was a holding company for seven subsidiaries engaged in the business of managing assisted living facilities. In January 1998, one of the subsidiaries of Assisted Care filed for protection under Chapter 11 of the United States Bankruptcy Code, and was subsequently liquidated under Chapter 7 in January 1999. The remaining subsidiaries of Assisted Care liquidated their assets and are inactive. Consequently, Assisted Care is an inactive corporation seeking a new business venture in which to participate.

Item 10.  Executive Compensation.

     No compensation has been paid to any officer or director of the Company in the past three years. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officers or directors of the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of June 1, 2000, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                          Common     Percent of
                                          Shares        Class

Name and Address

George W. Fredericks (1)                    -0-          -0-
11900 Wayzata Blvd., Suite 100
Hopkins, MN 55305

Patrick L. Riggs (1)                    12,000,000      48.0
11900 Wayzata Blvd., Suite 100
Hopkins, MN 55305

All Executive officers and              12,000,000      48.0
  Directors as a Group (2 persons)

(1) Messrs. Fredericks and Riggs are all of the officers and directors of the Company.

Item 12.  Certain Relationships and Related Transactions.

     At March 16, 2000, the Company was indebted to Thomas K. Scallen, a former officer and director of the Company, in the amount of $41,391, which represented advances made to or on behalf of the Company from 1991 through 1999. The Company settled the debt through a cash payment of $10,000 and the issuance of 1,000,000 shares of common stock to Mr. Scallen valued at $0.01 per share or $10,000.

     In February 2000, Patrick L. Riggs purchased 12,000,000 shares of common stock from the Company for $0.03 per share or $36,000. At the time of the transaction, Mr. Riggs was not an officer, director, or stockholder of the Company. The stock was sold to provide funds necessary to settle outstanding liabilities, bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, and to keep the Company current in its reporting obligations while it seeks a new business venture in which to participate.

     There are no other proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

Item 13.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 1999.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit   SEC Ref   Title of Document                            Location
   No.      No.
    1     (3)(i)    Articles of Incorporation, as Amended        Attached
    2     (3)(ii)   By Laws                                      Attached
    3      (10)     Settlements and Mutual Releases between
                    the Company and Thomas K. Scallen            Attached
    4      (10)     Subscription Agreement between the Company
                    and Patrick L. Riggs                         Attached
    5      (27)     Financial Data Schedule                      Attached

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WESTERN MEDIA GROUP CORPORATION


Date: June 12, 2000                   By: /s/ George W. Fredericks, President
                                        Chief Executive Officer


Date: June 12, 2000                   By: /s/ Patrick L. Riggs, Vice President
                                        Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 12, 2000                     /s/ George W. Fredericks, Director


Date: June 12, 2000                     /s/ Patrick L. Riggs, Director

                WESTERN MEDIA GROUP CORPORATION

                      FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1999 AND 1998


                       TABLE OF CONTENTS


                                                          Page

Independent Auditors' Report                              F-2


Financial Statements:

     Balance Sheets                                       F-3

     Statements of Operations and Accumulated Deficit     F-4

     Statements of Cash Flows                             F-5

     Notes to Financial Statements                        F-6

              Callahan, Johnston & Associates, LLC
          Certified Public Accountants and Consultants

                  INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Western Media Group Corporation
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Western Media Group Corporation as of December 31, 1999 and 1998, and the related statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Media Group Corporation as of December 31, 1999 and 1998 and the results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no viable operations or significant assets and is dependent upon shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt the Company's ability to continue as a going concern and are discussed in Note 2. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
June 8,  2000

      7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
       Telephone: (952)858-7207        Fax: (952)858-7202
                Email: callahan_johnston@msn.com

                WESTERN MEDIA GROUP CORPORATION

                         BALANCE SHEETS


                                                       December 31,
                                                     1999       1998
        ASSETS


Total current assets and
  total assets                                     $    -    $    -



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                  $  87,149 $  87,149
Note payable and accrued interest -
related party                                        18,681    18,681
Amount due to officer                                22,710    22,710

Total current liabilities                           128,540   128,540

Stockholders' equity (deficit):
Common stock: $.01 par value; 25,000,000
shares authorized; issued and outstanding
11,993,100 shares                                   119,931   119,931
Additional paid-in capital                          737,314   737,314
Accumulated deficit                                (985,785) (985,785)
Total stockholders' equity (deficit)               (128,540) (128,540)

Total liabilities and
  stockholders' equity (deficit)                   $    -     $    -


         The accompanying notes are an integral part of these financial statements.

                     WESTERN MEDIA GROUP CORPORATION

             STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                    Years Ended December 31,
                                                      1999         1998

Revenues                                            $      -     $     -

Administrative expenses                                    -           -

Income tax expense (benefit)                               -           -

    Net income (loss)                                      -           -

Other comprehensive income (loss)                          -           -

Comprehensive income (loss)                         $      -     $     -

Basic earnings (loss) per share                     $      -     $     -

Weighted average number of
 shares outstanding                               11,993,100  11,993,100

Accumulated deficit:

  Beginning of year                               $ (985,785) $ (985,785)

  Net income (loss)                                        -           -

                                                  $ (985,785) $ (985,785)

              The accompanying notes are an integral part of
                        these financial statements.

                     WESTERN MEDIA GROUP CORPORATION

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash


                                                   Years Ended December 31,
                                                      1999         1998

Cash flows from operating activities:
  Net income (loss)                                $    -       $    -
  Adjustments to reconcile net income
    (loss) to cash flows from
    operating activities:
      Accounts payable and other
        current liabilities                             -            -

    Cash flows from operating activities                -            -

Cash flows from financing activities                    -            -

Cash flows from investing activities                    -            -

Increase (decrease) in cash                             -            -

Cash:
  Beginning of year                                     -            -

  End of year                                      $    -       $    -


Supplemental cash flow information:

  Interest paid                                    $    -       $    -

  Income taxes paid                                $    -       $    -


Summary of non cash activity:

  None.


              The accompanying notes are an integral part of
                        these financial statements.

                WESTERN MEDIA GROUP CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was incorporated on July 26, 1977, under the laws  of the  State  of  Minnesota.  On November  17,  1988,  the  Company
changed  its  name to Western Media Group Corporation.   Formerly
the Company was known as Ionic Controls, Inc.

On July 31, 1991, the Company sold substantially all of its operations, KXDC-AM and FM in Monterey, California for
$1,100,000. Proceeds from this sale were assigned to the Company's chief executive officer in settlement of $5,156,139 owed to this individual. The Company recorded a gain on debt forgiveness of $4,056,139 on this transaction as reported in its September 30, 1991 Form 10-Q.

The Company's only remaining operations at that date were 100% working interests in two oil leases in Bugai - Guadolupe County, Texas owned through the Company's wholly-owned subsidiary, Ionic Energy Corporation. These leases were without value and the
Company ultimately abandoned these interests in 1992. The Company further allowed Ionic Energy Corporation to be statutorially dissolved on August 1, 1997.

The Company currently has no operations.

Risks, Estimates and Uncertainties

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

                WESTERN MEDIA GROUP CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

The Company implemented FASB 128: Earnings Per Share. FASB 128 replaces the presentation of primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and warrants and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period. The computation of diluted EPS does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

There are not outstanding stock options or warrants.

Income Taxes

The   Company  accounts  for  income  taxes  in  accordance  with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes.

The Company's net operating loss carryforwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

  Deferred tax asset relating to net operating
    loss carryforwards                                $ 340,000
  Valuation allowance                                  (340,000)

  Net deferred tax asset                              $       -

                WESTERN MEDIA GROUP CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

At December 31, 1999, the Company has carryforwards as follows:

                                          Federal      State

  2007                                   $1,137,000  $   12,000

NOTE 2 - CONTINUED EXISTENCE

The Company is fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholder(s) intend to continue to fund necessary expenses to sustain the Company. The Company is presently seeking a merger candidate and feels it will be successful in finding such a candidate.

Failure of the Company to find a merger candidate and achieve profitable operations or the failure of its stockholder(s) to fund necessary expenses of the Company could result in the Company being unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

  Note Payable and Accrued Interest - Related party /
    Amount Due to Officer

 These  obligations  were settled March 16, 2000  for  $20,000
 ($10,000 in cash; 1,000,000 shares of common stock with a stated value of $10,000) resulting in $21,391 in debt forgiveness.

 Accounts Payable

 Subsequent to year end the $87,149 in accounts payable were settled for $22,500 resulting in debt forgiveness of $64,649.

 Stock Issuance

 On  March  16,  2000,  the  Company  approved  the  issuance  of
 12,000,000  shares  of  common stock at $.003  a  share.   These
 monies were collected in 2000.