Form 10QSB
period 2000-03-31
WESTERN MEDIA GROUP CORP
filed 2000-06-16
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                  Commission File No.  2-71164

                 WESTERN MEDIA GROUP CORPORATION
(Exact name of small business issuer as specified in its charter)

           Minnesota                        41-1311718
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

           11900 Wayzata Blvd., Suite 100, Hopkins, MN
            (Address of principal executive offices)

                         (612)-512-1851
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's
classes  of common equity, as May 23, 2000:   24,993,100  shares
of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB

                 WESTERN MEDIA GROUP CORPORATION


                              INDEX
                                                       Page

PART I.   Financial Information                           2

          Financial Statements                            3

          Balance Sheets - March 31, 2000 and             3
          December 31, 1999

          Statements of Operations - Three Months         4
          Ended March 31, 2000 and 1999

          Statements of Stockholders' Equity (Deficit) -  5
          Year Ended December 31, 1999, and
          Three Months Ended March 31, 2000

          Statements of Cash Flows - Three Months         6
          Ended March 31, 2000 and 1999

          Notes to Financial Statements                   7

          Management's Discussion and Analysis of         8
          Financial   Condition  and   Results   of
          Operations

PART II.  Other Information                               8


Signatures                                                9

                             PART I.
                      Financial Information


                WESTERN MEDIA GROUP CORPORATION

                         BALANCE SHEETS


                                                     March 31,    December 31,
                                                       2000           1999
   ASSETS

Current assets:
Cash                                                 $    7,321    $        -




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                     $   33,779    $   87,149
Note payable and accrued interest -
 related party                                                -        18,681
Amount due to former officer                             10,000        22,710

Total current liabilities                                43,779       128,540

Stockholders' equity (deficit):
Common stock: $.01 par value; 25,000,000
 shares authorized; issued and outstanding
 24,993,100 and 11,993,100 shares, respectively         249,931       119,931
Additional paid-in capital                              651,189       737,314
Subscription receivable                                  (8,000)            -
Accumulated deficit                                    (929,578)     (985,785)
Total stockholders' equity (deficit)                    (36,458)     (128,540)

Total liabilities and
  stockholders' equity (deficit)                    $     7,321   $         -

               See notes to financial statements.

                     WESTERN MEDIA GROUP CORPORATION

                         STATEMENTS OF OPERATIONS



                                                     Three Months Ended
                                                           March 31,
                                                      2000        1999

Revenues                                          $         -   $       -

Administrative expenses                                (1,054)          -

Income tax expense (benefit)                                -           -

    Operating income (loss)                            (1,054)          -

Other income:
  Debt forgiveness                                     57,261           -

    Net income (loss)                                  57,261           -

Other comprehensive income (loss)                           -           -

Comprehensive income (loss)                       $    56,207  $        -

Basic earnings (loss) per share                   $         -  $        -

Weighted average number of
 shares outstanding                                14,135,957   11,993,100

                    See notes to financial statements.

                      WESTERN MEDIA GROUP CORPORATION

               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                  Common Stock     Additional
                               Number of            Paid-In   Subscription  Accumulated
                                Shares     Amount   Capital    Receivable     Deficit    Total
January 1, 1999               11,993,100 $ 119,931 $ 737,314   $    -      $ (985,785) $(128,540)

Net income (loss)                      -         -         -        -               -          -

December 31, 1999             11,993,100 $ 119,931 $ 737,314   $    -      $ (985,785) $(128,540)

Stock issuance on
 March 16, 2000 in
 settlement of indebtedness
 to former officer             1,000,000    10,000         -        -               -     10,000

Stock issuance on
 March 16, 2000 at $.003
 per share, net of issuance
 costs of $2,125              12,000,000   120,000   (86,125)  (8,000)              -     25,875

Net income (loss):
 January 1, 2000 to
 March 31, 2000                        -         -         -        -          56,207     56,207

March 31, 2000                24,993,100 $ 249,931 $ 651,189  $(8,000)     $ (929,578) $ (36,458)

                    See notes to financial statements.

                     WESTERN MEDIA GROUP CORPORATION

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash

                                                        Three Months Ended
                                                             March 31,
                                                        2000          1999
Cash flows from operating activities:
  Net income (loss)                                  $   56,207    $      -
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
    Debt forgiveness                                    (57,261)          -
    Accounts payable and other current liabilities      (17,500)          -
Cash flows from operating activities                    (18,554)          -

Cash flows from financing activities:
 Issuance of common stock, net                           25,875           -

Cash flows from investing activities                          -           -

Increase (decrease) in cash                               7,321           -

Cash:
  Beginning of year                                           -           -

  End of year                                      $      7,321   $       -


Supplemental cash flow information:
   Interest paid                                   $          -   $       -
   Income taxes paid                               $          -   $       -



SUMMARY OF NON CASH ACTIVITY:

On March 16, 2000, the Company entered into a settlement agreement with a former officer and a company controlled by this former officer resulting in debt forgiveness of $21,391. This agreement also provided for the issuance of 1,000,000 shares of common stock in settlement of $10,000 owed to this former officer.

An $8,000 subscription receivable was entered into with respect to the subscription agreement for 12,000,000 shares of common stock issued on March 16, 2000. This subscription was collected on May 3, 2000.

The Company's former auditors forgave any amounts owed to them resulting in debt forgiveness of $5,000. The Company settled a $48,370 judgment for $17,500 resulting in debt forgiveness of $30,870.

                WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


NOTE 1 -                    CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999, audited financial statements. The results of operations for periods ended March 31, 2000 an 1999 are not necessarily indicative of the operating results for the full years.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION


Results of Operations

Three Month periods Ended March 31, 2000 and 1999.

The Company had no revenues from continuing operations for the three-month periods ended March 31, 2000 and 1999. General and administrative expenses of $1,054 for the three-month period ended March 31, 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. The Company had no such expenses for the same period in 1999. Non cash activity resulted in debt forgiveness of $57,261 for the three month period ended March 31,
2000.   The Company had no such non cash activity or debt
forgiveness for the same period in 1999. As a result of the foregoing factors, the Company did realize a comprehensive gain of $56,207 for the three month period ended March 31, 2000. The Company had no such gain or loss for the same period in 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital deficit of $36,458, lower from the working capital deficit of $128,540 at December 31, 1999. In February 2000, the Company sold 12,000,000 shares of common stock to a private investor for $36,000 in cash. In addition, the Company settled in March 2000, all of its outstanding liabilities at calendar year end through the issuance of 1,000,000 shares of common stock valued at $10,000 and payment of $32,500 in cash. As a result of this subsequent financing and reduction in liabilities, management believes that the Company has sufficient cash to fund its limited operations through the next calendar year. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                            PART II.
                        OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In February 2000, Patrick L. Riggs purchased 12,000,000 shares of common stock from the Company for $0.03 per share or $36,000. At the time of the transaction, Mr. Riggs was knowledgeable about the Company, sophisticated and had access to comprehensive information about the Company. Following the transaction, Mr. Riggs became an officer and director of the Company. No broker was involved in the transaction and no sales commission was paid to any person. The shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and set forth restrictions on their transferability and sale.

At March 16, 2000, the Company was indebted to Thomas K. Scallen, a former officer and director of the Company, in the amount of $41,391, which represented advances made to or on behalf of the Company from 1991 through 1999. The Company settled the debt through a cash payment of $10,000 and the issuance of 1,000,000 shares of common stock to Mr. Scallen valued at $0.01 per share or $10,000. At the time of the transaction, Mr. Scallen was knowledgeable about the Company, sophisticated and had access to comprehensive information about the Company. No broker was involved in the transaction and no sales commission was paid to any person. The shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and set forth restrictions on their transferability and sale.

Exhibits and Reports on Form 8-K:

Reports on Form 8-K:  None

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended March 31, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTERN MEDIA GROUP
CORPORATION



Date: June 14, 2000                By:/s/ George W.Fredericks, President
                                          Chief Executive Officer


Date: June 14, 2000                By:/s/ Patrick L. Riggs, Vice President
                                          Chief Financial Officer