Form 10KSB
period 1997-12-31
WESTERN MEDIA GROUP CORP
filed 2000-06-28
CIK 225501

8
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1997

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _____________ to ______________

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

The aggregate market value of the issuer's voting stock held as of June 1, 2000, by non-affiliates of the issuer was $0.

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

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

Results of Operations

Years Ended December 31, 1997 and 1996

     The Company had no revenue and no expenses during the years ended December 31, 1997 and 1996. Consequently, the Company realized no gain or loss for those years. From operations prior to 1996, the Company carries a retained deficit of $985,785. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At December 31, 1997, the Company had working capital deficit of $128,540. In February 2000, the Company sold 12,000,000 shares of common stock to a private investor for $36,000 in cash. In addition, the Company settled in March 2000, all of its outstanding liabilities at calendar year end through the issuance of 1,000,000 shares of common stock valued at $10,000 and payment of $32,500 in cash. As a result of this subsequent financing and reduction in liabilities, management believes that the Company has sufficient cash to fund its limited operations through the next calendar year. The Company's current plan is to handle the administrative and reporting requirements of a public company; and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

Name                     Age  Position               Director or Officer Since

George W. Fredericks     71   President and Director        March 2000

Patrick L. Riggs         31   Vice President and            March 2000
                              Director

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

Item 12.  Certain Relationships and Related Transactions.

     At March 16, 2000, the Company was indebted to Thomas K. Scallen, a former officer and director of the Company, in the amount of $41,391, which represented advances made to or on behalf of the Company from 1991 through 1998. The Company settled the debt through a cash payment of $10,000 and the issuance of 1,000,000 shares of common stock to Mr. Scallen valued at $0.01 per share or $10,000.

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

Item 13.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 1997.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit     SEC Ref.     Title of Document                         Location
No.         No.
1           (3)(i)       Articles of Incorporation, as amended        *
2           (3)(ii)        By Laws                                    *
3           (10)         Settlements and Mutual Releases between
                           the Company and Thomas K. Scallen          *
4           (10)         Subscription Agreement between the Company
                           and Patrick L. Riggs                       *
5           (27)      Financial Data Schedule                       Attached

* These exhibits are incorporated herein by this reference to the Company's Annual Report on Form 10-KSB for the year ended
December 31, 1999, filed with the Securities and Exchange
Commission on June 16, 2000.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTERN MEDIA GROUP
CORPORATION



Date: June 28, 2000                By: /s/ George W. Fredericks, President
                                        Chief Executive Officer


Date: June 28, 2000                By: /s/ Patrick L. Riggs, Vice President
                                        Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 28, 2000                     /s/ George W. Fredericks, Director


Date: June 28, 2000                     /s/ Patrick L. Riggs, Director

                WESTERN MEDIA GROUP CORPORATION

                      FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997 AND 1996


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

     Notes to Financial Statements                        F-6

              Callahan, Johnston & Associates, LLC
          Certified Public Accountants and Consultants

                  INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Western Media Group Corporation
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Western Media Group Corporation as of December 31, 1997 and 1996, and the related statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Media Group Corporation as of December 31, 1997 and 1996 and the results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
June 8, 2000

      7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
       Telephone: (952)858-7207        Fax: (952)858-7202
                Email: callahan_johnston@msn.com

                WESTERN MEDIA GROUP CORPORATION

                         BALANCE SHEETS


                                                       December 31,
                                                     1997       1996
        ASSETS



Total current assets and
  total assets                                     $    -    $    -



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                    $  87,149 $  87,149
Note payable and accrued interest -
 related party                                         18,681    18,681
Amount due to officer                                  22,710    22,710

Total current liabilities                             128,540   128,540

Stockholders' equity (deficit):
Common stock: $.01 par value; 25,000,000
 shares authorized; issued and outstanding
 11,993,100 shares                                    119,931   119,931
Additional paid-in capital                            737,314   737,314
Accumulated deficit                                  (985,785) (985,785)
Total stockholders' equity (deficit)                 (128,540) (128,540)

Total liabilities and
  stockholders' equity (deficit)                    $      -   $     -





         The accompanying notes are an integral part of these financial statements.

                     WESTERN MEDIA GROUP CORPORATION

             STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                   Years Ended December 31,
                                                       1997         1996

Revenues                                          $      -        $       -

Administrative expenses                                  -                -

Income tax expense (benefit)                             -                -

    Net income (loss)                                    -                -

Other comprehensive income (loss)                        -                -

Comprehensive income (loss)                        $     -        $       -

Basic earnings (loss) per share                    $     -        $       -

Weighted average number of
 shares outstanding                             11,993,100       11,993,100

Accumulated deficit:

  Beginning of year                             $ (985,785)      $ (985,785)

  Net income (loss)                                      -                -

                                                $ (985,785)     $  (985,785)




              The accompanying notes are an integral part of
                        these financial statements.

                     WESTERN MEDIA GROUP CORPORATION

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash


                                                   Years Ended December 31,
                                                      1997         1996

Cash flows from operating activities:
  Net income (loss)                                $    -       $    -
  Adjustments to reconcile net income
    (loss) to cash flows from
    operating activities:
      Accounts payable and other
        current liabilities                             -            -

    Cash flows from operating activities                -            -

Cash flows from financing activities                    -            -

Cash flows from investing activities                    -            -

Increase (decrease) in cash                             -            -

Cash:
  Beginning of year                                     -            -

  End of year                                      $    -       $    -


Supplemental cash flow information:

  Interest paid                                    $    -       $    -

  Income taxes paid                                $    -       $    -


Summary of non cash activity:

  None.




              The accompanying notes are an integral part of
                        these financial statements.

                WESTERN MEDIA GROUP CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997 AND 1996



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

             YEARS ENDED DECEMBER 31, 1997 AND 1996


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

             YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

At December 31, 1997, the Company has carryforwards as follows:

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

NOTE 3 - SUBSEQUENT EVENTS

  Note Payable and Accrued Interest - Related party /
    Amount Due to Officer

 These  obligations  were settled March 16, 2000  for  $20,000  (
 $10,000 in cash; 1,000,000 shares of common stock with a stated value of $10,000) resulting in $21,391 in debt forgiveness.

 Accounts Payable

 Subsequent to year end the $87,149 in accounts payable were settled for $22,500 resulting in debt forgiveness of $64,649.

 Stock Issuance

 On  March  16,  2000,  the  Company  approved  the  issuance  of
 12,000,000  shares  of  common stock at $.003  a  share.   These
 monies were collected in 2000.