Form 10KSB
period 1998-12-31
WESTERN MEDIA GROUP CORP
filed 2000-06-28
CIK 225501

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _______________ to ______________

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

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

Results of Operations

Years Ended December 31, 1998 and 1997

     The Company had no revenue and no expenses during the years ended December 31, 1998 and 1997. Consequently, the Company realized no gain or loss for those years. From operations prior to 1997, the Company carries a retained deficit of $985,785. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At December 31, 1998, the Company had working capital deficit of $128,540. In February 2000, the Company sold 12,000,000 shares of common stock to a private investor for $36,000 in cash. In addition, the Company settled in March 2000, all of its outstanding liabilities at calendar year end through the issuance of 1,000,000 shares of common stock valued at $10,000 and payment of $32,500 in cash. As a result of this subsequent financing and reduction in liabilities, management believes that the Company has sufficient cash to fund its limited operations through the next calendar year. The Company's current plan is to handle the administrative and reporting requirements of a public company; and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

Item 13.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 1998.

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

             YEARS ENDED DECEMBER 31, 1998 AND 1997


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

     Notes to Financial Statements                        F-6

              Callahan, Johnston & Associates, LLC
          Certified Public Accountants and Consultants

                  INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Western Media Group Corporation
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Western Media Group Corporation as of December 31, 1998 and 1997, and the related statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Media Group Corporation as of December 31, 1998 and 1997 and the results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
June 8, 2000

           7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
            Telephone: (952)858-7207        Fax: (952)858-7202
                     Email: callahan_johnston@msn.com

                WESTERN MEDIA GROUP CORPORATION

                         BALANCE SHEETS


                                                       December 31,
                                                     1998       1997
        ASSETS



Total current assets and
  total assets                                      $    -    $    -



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                    $  87,149 $  87,149
Note payable and accrued interest -
 related party                                         18,681    18,681
Amount due to officer                                  22,710    22,710

Total current liabilities                             128,540   128,540

Stockholders' equity (deficit):
Common stock: $.01 par value; 25,000,000
 shares authorized; issued and outstanding
 11,993,100 shares                                    119,931   119,931
Additional paid-in capital                            737,314   737,314
Accumulated deficit                                  (985,785) (985,785)
Total stockholders' equity (deficit)                 (128,540) (128,540)

Total liabilities and
  stockholders' equity (deficit)                     $    -    $    -



              The accompanying notes are an integral part of
                        these financial statements.

                      WESTERN MEDIA GROUP CORPORATION

             STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                   Years Ended December 31,
                                                       1998         1997

Revenues                                          $      -        $      -

Administrative expenses                                  -               -

Income tax expense (benefit)                             -               -

    Net income (loss)                                    -               -

Other comprehensive income (loss)                        -               -

Comprehensive income (loss)                        $     -        $      -

Basic earnings (loss) per share                    $     -        $      -

Weighted average number of
 shares outstanding                               11,993,100     11,993,100

Accumulated deficit:

  Beginning of year                              $  (985,785)  $  (985,785)

  Net income (loss)                                      -             -

                                                 $  (985,785)  $  (985,785)



              The accompanying notes are an integral part of
                        these financial statements.

                     WESTERN MEDIA GROUP CORPORATION

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash


                                                   Years Ended December 31,
                                                      1998         1997

Cash flows from operating activities:
  Net income (loss)                                $    -       $    -
  Adjustments to reconcile net income
    (loss) to cash flows from
    operating activities:
      Accounts payable and other
        current liabilities                             -            -

    Cash flows from operating activities                -            -

Cash flows from financing activities                    -            -

Cash flows from investing activities                    -            -

Increase (decrease) in cash                             -            -

Cash:
  Beginning of year                                     -            -

  End of year                                      $    -       $    -


Supplemental cash flow information:

  Interest paid                                    $    -       $    -

  Income taxes paid                                $    -       $    -


Summary of non cash activity:

  None.




              The accompanying notes are an integral part of
                        these financial statements.

                WESTERN MEDIA GROUP CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1998 AND 1997



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

             YEARS ENDED DECEMBER 31, 1998 AND 1997


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

             YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

At December 31, 1998, the Company has carryforwards as follows:

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