Form 10QSB
period 2000-06-30
WESTERN MEDIA GROUP CORP
filed 2000-08-08
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                  Commission File No.  2-71164

                 WESTERN MEDIA GROUP CORPORATION
(Exact name of small business issuer as specified in its charter)

           Minnesota                        41-1311718
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as June 30, 2000: 24,993,100 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB

                 WESTERN MEDIA GROUP CORPORATION


                              INDEX
                                                       Page

PART I.   Financial Information                           3

          Financial Statements                            3

          Balance Sheets - June 30, 2000 and
          December 31, 1999                               3

          Statements of Operations - Six Months and
          Three Months Ended June 30, 2000 and 1999       4

          Statements of Cash Flows - Six Months and
          Three Months Ended June 30, 2000 and 1999       5

          Notes to Financial Statements                   6

          Management's Discussion and Analysis of
          Financial   Condition  and   Results   of
          Operations                                      7

PART II.  Other Information                               7

Signatures                                                8

                             PART I.
                      Financial Information


                WESTERN MEDIA GROUP CORPORATION

                         BALANCE SHEETS


                                                 June 30,     December 31,
                                                    2000          1999
        ASSETS

Current assets:
Cash                                            $   1,198       $      -




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                $   3,284       $  87,149
Note payable and accrued interest -
related parties                                         -          18,681
Amount due to former officer                            -          22,710

Total current liabilities                           3,284         128,540

Stockholders' equity (deficit):
Common stock: $.01 par value; 25,000,000
shares authorized; issued and outstanding
24,993,100 and 11,993,100 shares, respectively    249,931         119,931
Additional paid-in capital                        655,189         737,314
Accumulated deficit                              (907,206)       (985,785)
Total stockholders' equity (deficit)               (2,086)       (128,540)

Total liabilities and
  stockholders' equity (deficit)                $   1,198        $      -

                     WESTERN MEDIA GROUP CORPORATION

                         STATEMENTS OF OPERATIONS



                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                      2000       1999       2000       1999

Revenues                            $    -     $    -     $    -     $    -

Administrative expenses             (6,908)         -     (7,461)         -

Income tax expense (benefit)             -          -          -          -

    Operating income (loss)         (6,908)         -     (7,461)         -

Other income:
  Debt forgiveness                  28,779          -     86,040          -

    Net income (loss)               21,871          -     78,579          -

Other comprehensive
  income (loss)                          -          -          -          -

Comprehensive income (loss)       $ 21,871     $    -   $ 78,579    $     -

Basic earnings (loss) per share   $      -     $    -   $      -    $     -

Weighted average number of
 shares outstanding            24,993,100  11,993,100  19,498,595  11,993,100

                     WESTERN MEDIA GROUP CORPORATION

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash

                                         Three Months Ended     Six Months Ended
                                                June 30,             June 30,
                                            2000      1999      2000       1999
Cash flows from operating activities:
 Net income (loss)                        $  21,871  $    -    $ 78,579  $    -
 Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Debt forgiveness                        (28,779)      -     (86,040)      -
    Accounts payable and
      other current liabilities             (11,215)      -     (29,216)      -
Cash flows from operating activities        (18,123)      -     (36,677)      -

Cash flows from financing activities:
 Issuance of common stock, net               12,000       -      37,875       -

Cash flows from investing activities              -       -           -       -

Increase (decrease) in cash                  (6,123)      -       1,198       -

Cash:
  Beginning of year                           7,321       -           -       -

  End of year                             $   1,198  $    -   $   1,198  $    -


Supplemental cash flow information:
   Interest paid                $    -       $    -    $    -     $    -
   Income taxes paid            $    -       $    -    $    -     $    -


Summary of non cash activity:

 On March 16, 2000, the Company entered into a settlement agreement with a former officer and a company controlled by this former officer resulting in debt forgiveness of $21,391. This agreement also provided for the issuance of 1,000,000 shares of common stock in settlement of $10,000 owed to this former officer.

 A $8,000 subscription receivable was entered into with respect to the subscription agreement for 12,000,000 shares of common stock issued on March 16, 2000. This subscription was collected on May 3, 2000.

 The Company's former auditors forgave any amounts owed to them resulting in debt forgiveness of $5,000.

 The Company settled a $48,370 judgement for $17,500 resulting in debt forgiveness of $30,870.

 The Company's former attorney settled a $33,779 obligation for $5,000 resulting in debt forgiveness of $28,779.

                WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999, audited financial statements. The results of operations for periods ended June 30, 2000 an 1999 are not necessarily indicative of the operating results for the full years.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION


Results of Operations

Six Month periods Ended June 30, 2000 and 1999.

The Company had no revenues from continuing operations for the six-month periods ended June 30, 2000 and 1999. General and administrative expenses of $7,461 for the six-month period ended June 30, 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. The Company had no such expenses for the same period in 1999. Non cash activity resulted in debt forgiveness of $86,040
for the six month period ended June 30, 2000.   The Company had
no such non cash activity or debt forgiveness for the same period in 1999. As a result of the foregoing factors, the Company did realize a comprehensive gain of $78,579 for the six month period ended June 30, 2000. The Company had no such gain or loss for the same period in 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had working capital deficit of $2,086, lower from the working capital deficit of $128,540 at December 31, 1999. In February 2000, the Company sold 12,000,000 shares of common stock to a private investor for $36,000 in cash. In addition, the Company settled in March 2000, all of its outstanding liabilities at calendar year end through the issuance of 1,000,000 shares of common stock valued at $10,000 and payment of $32,500 in cash. As a result of this subsequent financing and reduction in liabilities, the Company's working capital deficit substantially improved. The Company has not made any arrangements to obtain additional capital to fund operations.
The only potential sources of capital to the Company are loans or proceeds from the sale of common shares. Unless the Company can obtain additional capital over the next several months, its ability to continue in operation is doubtful. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                            PART II.
                        OTHER INFORMATION

Exhibits and Reports on Form 8-K:

Reports on Form 8-K:  None

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six month period ended June 30, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTERN MEDIA GROUP CORPORATION


Date: August 7, 2000               By: /s/   George W. Fredericks, President
                                             Chief Executive Officer


Date: August 7, 2000               By: /s/   Patrick L. Riggs, Vice President
                                             Chief Financial Officer