Form 10QSB
period 2000-09-30
WESTERN MEDIA GROUP CORP
filed 2000-10-06
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's
classes  of  common equity, as September 30,  2000:   24,993,100
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB

                 WESTERN MEDIA GROUP CORPORATION


                              INDEX
                                                       Page

PART I.   Financial Information                           3

          Financial Statements                            3

          Balance Sheets - September 30, 2000 and         3
          December 31, 1999

          Statements of Operations - Nine Months and      4
          Three Months Ended September 30, 2000 and 1999

          Statements of Cash Flows - Nine Months and      5
          Three Months Ended September 30, 2000 and 1999

          Management's Discussion and Analysis of         7
          Financial Condition and Results of Operations

PART II.  Other Information                               7


Signatures                                                  8

                             PART I.
                      Financial Information


                WESTERN MEDIA GROUP CORPORATION
                 (A Development Stage Company)

                         BALANCE SHEETS


                                                 September 30,    December 31,
                                                    2000              1999
        ASSETS

Current assets:
Cash                                               $     125        $     -




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                                  $      -         $  87,149
 Note payable and accrued interest -
  related parties                                         -            18,681
 Amount due to former officer                             -            22,710

   Total current liabilities                              -           128,540

Stockholders' equity (deficit):
 Common stock: $.01 par value; 25,000,000
  shares authorized; issued and outstanding
  24,993,100  and  11,993,100 shares, respectively   249,931          119,931
 Additional paid-in capital                          660,112          737,314
 Accumulated deficit                                (943,064)        (943,064)
 Surplus (deficit) accumulated during the
  development stage                                   33,146          (42,721)
    Total  stockholders'  equity  (deficit)              125         (128,540)

   Total liabilities and
     stockholders' equity (deficit)                $     125        $      -

                     WESTERN MEDIA GROUP CORPORATION
                      (A Development Stage Company)

                         STATEMENTS OF OPERATIONS



                                                                    Period From
                        Three Months Ended    Nine Months  Ended  August 1, 1991
                          September 30,           September 30,    September 30,
                         2000       1999         2000       1999        2000

Revenues              $     -    $     -      $      -    $    -      $     -

Administrative
  expenses              (2,712)        -        (10,173)       -       (52,894)

Income tax expense
  (benefit)                 -          -             -         -            -

Operating income
  (loss)                (2,712)        -        (10,173)       -       (52,894)

Other income:
  Debt forgiveness          -          -         86,040        -        86,040

Net income (loss)       (2,712)        -         75,867        -        33,146

Other comprehensive
  income (loss)             -          -             -         -            -

Comprehensive
  income (loss)      $  (2,712)  $     -     $   75,867  $     -     $  33,146

Basic earnings
  (loss) per share   $      -    $     -     $       -   $     -     $      -

Weighted average
  number of shares
  outstanding        24,993,100  11,993,100  19,498,595  11,993,100  12,870,542

                                  WESTERN MEDIA GROUP CORPORATION
                                   (A Development Stage Company)

                                      STATEMENTS OF CASH FLOWS
                                    Increase (Decrease) In Cash

                                                                                        Period From
                                                                                      August 1, 1991
                                               Three Months Ended   Nine Months Ended       To
                                                  September 30,        September 30,   September 30,
                                                 2000      1999       2000       1999       2000
Cash flows from operating activities:
  Net income (loss)                           $ (2,712)  $    -    $  75,867  $    -     $  33,146
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
    Debt forgiveness                                -         -      (86,040)      -       (86,040)
    Accounts payable and
      other current liabilities                 (3,284)       -      (32,500)      -         8,743
Cash flows from operating activities            (5,996)       -      (42,673)      -       (44,151)

Cash flows from financing activities:
 Issuance of common stock, net                   4,923        -       42,798       -        42,798

Cash flows from investing activities                -         -           -        -            -

Increase (decrease) in cash                    (1,073)        -          125       -        (1,353)

Cash:
  Beginning of period                            1,198        -           -        -         1,478

  End of period                              $     125   $    -     $    125  $    -     $     125


Supplemental cash flow information:
   Interest paid                             $    -      $    -     $     -   $    -     $      -
   Income taxes paid                         $    -      $    -     $     -   $    -     $      -


                     WESTERN MEDIA GROUP CORPORATION
                      (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash



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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION


Results of Operations

Nine Month periods Ended September 30, 2000 and 1999.

The Company had no revenues from continuing operations for the nine-month periods ended September 30, 2000 and 1999. General and administrative expenses of $10,173 for the nine-month period ended September 30, 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. The Company had no such expenses for the same period in 1999. Non cash activity resulted in debt forgiveness of $86,040 for the nine month period ended September 30, 2000. The Company had no such non cash activity or debt forgiveness for the same period in 1999. As a result of the foregoing factors, the Company did realize a comprehensive gain of $75,867 for the nine month period ended September 30, 2000. The Company had no such gain or loss for the same period in 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had working capital of $125. In February 2000, the Company sold 12,000,000 shares of common stock to a private investor for $36,000 in cash. In addition, the Company settled in March 2000, all of its outstanding liabilities at calendar year end through the issuance of 1,000,000 shares of common stock valued at $10,000 and payment of $32,500 in cash. As a result of this subsequent financing and reduction in liabilities, the Company's working capital deficit substantially improved. The Company has not made any arrangements to obtain additional capital to fund operations.
The only potential sources of capital to the Company are loans or proceeds from the sale of common shares. Unless the Company can obtain additional capital over the next several months, its ability to continue in operation is doubtful. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                            PART II.
                        OTHER INFORMATION

Exhibits and Reports on Form 8-K:

Reports on Form 8-K:  None

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine month period ended September 30, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTERN MEDIA GROUP CORPORATION


Date: October 5, 2000              By: /s/ George W. Fredericks, President
                                        Chief Executive Officer


Date: October 5, 2000              By: /s/ Patrick L. Riggs, Vice President
                                        Chief Financial Officer