Form 10KSB
period 2000-12-31
WESTERN MEDIA GROUP CORP
filed 2001-04-12
CIK 225501

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from ___________ to__________

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

Issuer's telephone number, including area code is: 952-546-1332

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was: $ 63,945

The aggregate market value of the issuer's voting stock held as of March 29, 2001, by non-affiliates of the issuers was $150,000.

As of March 29, 2001, the issuer had 11,499,310 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [  ]   No [ X ]

Documents incorporated by reference: None

                             PART I

Item 1.  Description of Business.

History

     Western Media Group Corporation (the "Company") was organized as Ionic Controls, Inc., a Minnesota corporation, ("Ionics") in July 1977 as a successor to a sole proprietorship engaged in the graphics business. Ionics participated in: the oil industry through its subsidiary, Ionic Energy Corporation; in the audiophile record business through its subsidiary, Audio Encores, Inc.; and medical devices through its subsidiary, Dia-Med, Inc. In 1978 and 1981, Ionics split its common stock four-for-one and a five-for-one, respectively. Also in 1981, Ionics registered and sold 719,850 units ("1981 Units") consisting of one share of common stock, one two-year warrant that expired September 30, 1990, and one three-year warrant that expired March 31, 1991. The 1981 Units were sold at an offering price of $0.75.

     Ionics had limited operations from 1981 forward. Ionics oil operations consisted of a limited number of fractional working interests in low volume producing wells in Texas. The interests were fully amortized and the Company received little income from these properties prior to their liquidation. Ionics' audiophile quality record business was adversely affected by the development of stereo cassette and compact disk recordings, which resulted in the liquidation of Audio Encores, Inc. in 1987. Ionics was unable to effectively obtain FDA approval for its medical device, Dia-Med, or to develop the interest of any medical manufacturer to further develop, manufacture and market the device. Ionics liquidated Dia-Med, Inc. in 1987.

     Ionics acquired in December 1982, 98.7% of the outstanding common shares of Sioux City Iron Company ("SCIC"). SCIC was engaged in the business of wholesale distribution of heavy hardware to primarily the agricultural industry. Adverse agricultural economic conditions forced SCIC in October 1987 to seek protection under the Bankruptcy Code. In July 1988, pursuant to the order of the Bankruptcy Court, all the assets of SCIC were sold and Ionics was released from liability of its long-term debt to the seller of SCIC. SCIC dissolved in December
1988.

     In November 1988, the Company's name was changed to Western Media Group Corporation. The change of name coincided with the Board of Directors' determination to focus the Company's business on the acquisition, owning and operating of radio and television broadcasting and printed media properties.

     In April 1989, the Company acquired substantially all the assets of Carmel Broadcast Associates, a New York Corporation, which operated radio broadcast stations KXDC-AM and FM for $2,650,000. The Company financed the acquisition with proceeds from a loan provided by Thomas K. Scallen, a former officer and director. Operation of the radio stations was unsuccessful, and the Company sold the radio stations in July 1991 for $200,000 in cash a note receivable in the principal amount of $900,000. The $1,100,000 received from the sale of the stations was paid and transferred to Mr. Scallen in complete satisfaction of liabilities owed by the Company to Mr. Scallen in the amount of $5,156,139. In March 2000, the Company paid $10,000 in cash to Mr. Scallen and issued to him 100,000 shares of common stock in complete satisfaction of all outstanding liabilities owed by the Company. Since July 1991, the Company has had no meaningful assets or operations.

     On October 31, 2000, the Company issued 9,000,000 shares of its common stock to DDR, Ltd. ("DDR") in connection with certain transactions contemplated under a Consulting Agreement dated October 11, 2000 and Acquisition Agreement dated October 27, 2000 (collectively the "DDR Agreements"). These shares were issued following a recapitalization of the Company in which the

Company
increased the number of authorized shares to 100,000,000, par value $0.001, consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock without designation as to series, rights, or preferences, and a 1 for 10 reverse split in the issued and outstanding common shares. The recapitalization was approved at a meeting of the stockholders held on October 10, 2000. At the meeting, the stockholders also elected Patrick L. Riggs and Raymond T. Minicucci as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

     Under the DDR Agreements, DDR agreed to provide over a period of one-year consulting services to the Company in connection with private and public financing, securities broker and investor relations, and mergers and acquisitions, including a proposed acquisition of K-Rad Konsulting, LLC, of Huntington, New York ("KKL") which was a wholly owned subsidiary of DDR. In consideration for such services, the Company agreed to sell to DDR 9,000,000 post-reverse split shares for $900. The DDR Agreements also provide for the acquisition of KKL in exchange for 100,000 shares of the Company's common stock. Pursuant to both parties verbal agreement to modify the terms of the written DDR Agreements, the Company issued 9,000,000 shares of common stock to acquire all of the member interest in KKL from DDR, and DDR agreed to continue to provide the consulting services described in the DDR Agreements in consideration for the benefits derived from the common stock issued to DDR.

     The purchase price was determined through arms-length negotiations between the Company and DDR on the basis of the net assets of KKL and the goodwill associated with the business. The owners of DDR, Dennis Helfman, Donald Helfman and Bita Azarieh were not affiliated or associated with the Company or its affiliates prior to the acquisition. As a result of the reverse stock split and transactions, DDR acquired approximately 78.3% of the 11,499,310 shares of the outstanding common stock of the Company.

     On October 31, 2000, the Company acquired from DDR all of the member interest in K-Rad Konsulting, LLC. In connection with the transaction, the board of directors of the Company appointed Konrad Kim as a director of the Company. KKL commenced business in February 2000, and from February 10, 2000 through December 31, 2000, had net income of $9,976 on total revenue of $63,945.

Krad Konsulting LLC

Krad Konsulting LLC, (KKL) is a solution provider for Internet infrastructure. Following is a summary of the main points of KKL.
  * The mission of KKL is to provide fast and reliable technical assistance to clients.
  *    The primary service is through retainer contracts and projects.
  * The market for this business, is not new, and is highly fragmented with lots of competitors, which may provide opportunity to look for acquisitions.
  * Sources indicate that the computer consulting business requires little up-front capital, and has the potential to be quite lucrative in today's high tech world.

  KKL offers Internet infrastructure consulting for businesses using what it deems reliable sources of technical help for their computers. KKL's offers three main services are: (1) Hourly Technical Aid; (2) Retainer contracts for specific skills or systems; and (3) Project consulting corresponding to what industry experts have identified as the primary opportunities in computer and software consulting:

               Hourly (Temporary Technical Aid);
               Retainer (Specific Skill); and

               Project (Bail-out or Specific Skill).

Furthermore, KKL has adopted a good value and price matching strategy. KKL offers Hourly Rate Pricing at $75.00 per hour. KKL's Retainer Pricing is based on the expected minimum number of hours per month, and Project Pricing is based on a daily rate (8 hours x $75.00/hour).

     There appears to be four classes of competition: The first class is the largest and consists of individual proprietors and small consulting firms such as KKL. The second class would be in-house MIS consultants usually employed by larger companies that can afford the fixed cost of a salaried or hourly employee. The third class are individual proprietors and small consulting firms, and the fourth class consists of large network and telecommunications consulting firms (e.g., IBM) that specialize in providing total MIS services to larger companies that choose to out-source. Since KKL fits into the first class, which is largest group, it faces heavy competition.

     Technology is a critical component of KKL's business and it is important to stay up to date on both equipment and knowledge to remain competitive. Therefore, KKL will devote a portion of each year's revenues toward upgrading the equipment and software used in its normal operations.

     KKL focuses on servicing the top market segments, which is a target market of medium (100 to 499 employees) and large sized Businesses (500 plus employees). The computer consulting business is already well established. There already exist a large number of consultants and there is a wide range of sizes and specialties. This leaves opportunity for KKL to find and develop a particular niche. Management believes the arena of business technology, while no longer novel, is far from exhausted and presents profitable opportunities for a new and aggressive company. Management further believes that by utilizing a logical and comprehensive acquisition approach, the Company should be able to grow.

     There are many competitors of various sizes that are widely specialized. Many of the larger competitors cater to larger clients and may be grouped into two categories: those who provide network expertise to large companies; and those who provide "consulting" services to products they sell. Of the smaller competitors, about half appear to favor larger businesses as their clients. Management believes that a very important buying pattern is that customers who have established a relationship with a computer consultant or software developer are very loyal as long as the service and results remain acceptable. This will be critical to the success of a new company like KKL.

     Larger companies tend to hire larger consulting firms; therefore, it is imperative that the Company grows to the point that it can service larger companies. Accordingly, the KKL and the Company will focus on expanding the business by making additional acquisitions in the technology fields and cultivating existing relationships to develop new customer leads from referrals.

Employees

     The Company currently has no employees, and relies upon the efforts of its officers and directors to conduct the business of the Company. The Company's wholly owned subsidiary, KKL, has one employee. Furthermore, the Company relies upon the founder of KKL, Konrad Kim, to perform all of the subsidiary's essential services. If the Company lost the services of Mr. Kim, it is unlikely that the Company would be able to continue the business of KKL.

Item 2.  Description of Property.

     The Company currently utilizes office space located at 11900
Wayzata Blvd., Suite 100, Hopkins, Minnesota 55305, free of charge, provided by officers and directors of the Company.

Item 3.  Legal Proceedings.

     The Company is not a party to any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     On October 10, 2000, the Company held a special meeting of shareholders. At the special meeting, the shareholders considered and voted on the following matters.

Election of Directors
                                      Number of Votes
                           For            Against         Abstain
Patrick L. Riggs        13,320,000            0               0
Raymond T. Minicucci    13,320,000            0               0

     The shareholders approved a ten for one reverse split of the Company's issued and outstanding common stock by a vote of 13,320,000 for, 0 shares against, and 0 shares abstaining.

     The shareholders also approved amendments to the Articles of Incorporation by a vote of 13,320,000 shares for, 0 shares against, and 0 shares abstaining. The amendments increased the number of authorized shares to 100,000,000, par value $0.001, consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock without designation as to series, rights, or preferences.

                         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     For the past two calendar years, and from December 31, 2000 to the present, transactions in the common stock can be described as sporadic. Hence, the Company is of the opinion that any published prices do not represent a liquid and active trading market and, therefore, not indicative of any meaningful market value. However, the Company has submitted an application to the National Association of Securities Dealers, Inc. for quotation of the Company's common stock on the OTC Bulletin Board. However, there is no assurance the application will be granted and that a trading market in the common stock will be established in the future.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     At March 31, 2001, there are approximately 1,073 holders of record of the Company's Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The Company had no active business operations prior to the acquisition of KKL on October 31, 2000. As a result of a debt settlement with former management of the Company in March 2000, the Company recognized a one-time extraordinary gain of $86,040.

     Total Revenue from the consulting business of KKL was $63,945 for the year ended December 31, 2000. Operating and administrative expenses were $34,721, and guaranteed payments to the officer of KKL performing the services were $15,714. As a result, the Company recognized net income form operations of $9,976.

     After taking into account the extraordinary gain from debt forgiveness, the Company had comprehensive net income of $96,016 for the year ended December 31, 2000.

     At December 31, 1999, the Company had a working capital deficit of $128,540. As a result of the debt forgiveness in March 2000, and the sale of 1,200,000 shares of common stock for $36,000 in February 2000, the working capital position of the Company improved to a working capital deficit of $1,200 at December 31, 2000. Management believes revenue from operations will be sufficient to sustain the Company's operations through the year ending December 31, 2001. However, management does not believe that the Company will realize meaningful growth unless it obtains additional capital or is able to acquire other technology service companies that can be integrated with the Company's current operations. The Company has not identified any potential sources of capital or potential acquisitions, so it cannot predict the terms of any such transactions or predict whether the Company will realize any meaningful growth in the year 2001.

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

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name               Age  Position            Director or Officer Since

Patrick L. Riggs   32   President and Director   March 2000

Konrad Kim         30   Director and CEO of KKL  October 2000

     All Directors hold their positions for one year and until their successors are duly elected and qualified. All officers hold their positions at the discretion of the Board of Directors.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     Patrick L. Riggs. Mr. Riggs is the founder and President of Riggs Capital, Inc., which structures financing and consults for early stage companies. Mr. Riggs has been a consultant in the areas of mergers, acquisitions, and early stage financing since 1996. In March 1997, Mr. Riggs became the vice president of finance, chief financial officer and a director of Assisted Care, a Minnesota corporation engaged in the business of health care. In January 1998, one of the subsidiaries of Assisted Care filed for protection under Chapter 11 of the United States Bankruptcy Code, but subsequently liquidated under Chapter 7. From 1993 to 1997, Mr. Riggs was employed as a registered representative with Protective Group Securities, an Investment Banking firm in Minneapolis, Minnesota. Mr. Riggs attended the

University of
North Dakota. In 1990 while a student there Mr. Riggs filed a personal Chapter 7 Bankruptcy.

     Konrad Kim. Mr. Kim received a B.S. in Natural Sciences from the University of Wisconsin in 1992, and has been a Microsoft Certified Professional since 1997. Mr. Kim was employed as a Contract NT Systems Engineer at the internet companies of iClips.com and Gatway.com in 2000 and 1999, respectively. From 1997 to 1999, he was employed at Moody's Investors Services as a Technical Systems Analyst. During 1996 and 1997, he was a Consultant Systems Administrator for Colombia House and Village Voice. From 1995 to 1996, Mr. Kim was a Consulting Systems Administrator for Sony Entertainment.

Item 10.  Executive Compensation.

     No compensation has been paid to Mr. Riggs however; Mr. Kim receives consulting income from the KKL subsidiary dependent on KKL maintaining profitability. Guaranteed payments to Mr. Kim in 2000, was $15,714. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officers or directors of the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

      The following table sets forth as of March 31, 2001, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.
                                          Common     Percent of
                                          Shares        Class

Name and Address

Patrick L. Riggs (1)                1,200,000            10%
11900 Wayzata Blvd., Suite 100
Hopkins, MN 55305

Konrad Kim (1)                        100,000             1%
11900 Wayzata Blvd., Suite 100
Hopkins, MN 55305

DDR, Ltd. (2)                       9,000,000            78%
560 Broadhollow Road, Suite 304
Melville, NY 11747

All Executive officers and          1,300,000            11%
  Directors as a Group (2 persons)

(1) Messrs. Riggs and Kim are all of the officers and directors of the Company.

(2)  DDR, Ltd is owned by Donald & Dennis Helfman and Bita Azrieh

Item 12.  Certain Relationships and Related Transactions.

     In February 2000, Patrick L. Riggs purchased 1,200,000 shares of common stock from the Company for $0.03 per share or $36,000. At the time of the transaction, Mr. Riggs was not an officer, director, or stockholder of the Company. The stock was sold to provide funds necessary to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, and to keep the Company current in its reporting obligations while it seeks a new business venture in which to participate.

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

     On November 13, 2000, the Company filed a report on Form 8-K reporting under Items 1 and 2 the change in control resulting from the stock transaction with DDR Ltd., and the acquisition of K-Rad Konsulting, LLC. On December 29, 2000, an amendment to the report was filed, which included audited financial statements of K-Rad Konsulting, LLC, and proforma financial information giving effect to the acquisition.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit  SEC Ref.  Title of Document                       Location
  No.     No.

  1      3.1     Amended of Articles of Incorporation     Attached

  2      3.2     Bylaws                                        (1)

  3      10.1    Consulting Agreement with DDR,  Ltd.          (2)
                 dated October 11, 2000

  4      10.2    Acquisition Agreement pertaining  to          (2)
                 K-Rad Konsulting, LLC, dated October 27,  2000


(1) Incorporated by this reference from the Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on June 28, 2000.

(2) Incorporated by this reference from the Current Report on Form 8-K dated October 31, 2000, filed with the Securities and
Exchange Commission on November 13, 2000.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTERN MEDIA GROUP CORPORATION

Date: April 6, 2001                By: /s/Patrick L. Riggs
                                       Chief Executive Officer &
                                       Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 6, 2001                    /s/ Patrick L. Riggs, Director


Date: April 6, 2001                    /s/ Konrad Kim, Director

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
                 AND PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


                        TABLE OF CONTENTS


                                                              Page

Independent Auditors' Report                                   F-2


Consolidated Financial Statements:

  Consolidated Balance Sheets                                  F-3

  Consolidated Statements of Operations                        F-4

  Consolidated Statements of Stockholders' Equity (Deficit)    F-5

  Consolidated Statements of Cash Flows                        F-6

  Notes to Consolidated Financial Statements                   F-7

              Callahan, Johnston & Associates, LLC
          Certified Public Accountants and Consultants

                  INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Western Media Group Corporation
   (A Development Stage Company)
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of Western Media Group Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from reentrance into development stage (August 1, 1991) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Media Group Corporation as of December 31, 2000 and 1999 and the results of operations and cash flows for the years then ended and the period from reentrance into development stage (August 1, 1991) to December 31, 2000, in conformity with generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the ultimate recoverability of investments in the development stage and continuance of the Company as a going concern is dependent on future profitable operations, which presently cannot be determined.


/s/ Callahan, Johnston & Associates, LLC


CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
April 4, 2001



      7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
       Telephone: (952) 858-7207        Fax: (952)858-7202
                Email: callahan_johnston@msn.com

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

                   CONSOLIDATED BALANCE SHEETS


                                            December 31,
                                         2000      1999
        ASSETS

Current assets:
Cash                                  $   6,226  $      -
Accounts receivable                       2,640         -
Loan receivable                           5,000         -

   Total current assets                  13,866         -

Property and equipment:
Office equipment                          2,372         -
Automobiles                              15,990         -
                                         18,362         -
Accumulated depreciation                 (3,534)        -

                                         14,828         -
Other assets:
Investments in unformed partnerships      7,546         -


   Total assets                       $  36,240   $     -


The accompanying notes are an integral part of these financial statements.

                      WESTERN MEDIA GROUP CORPORATION
                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEETS


                                                                  December 31,
                                                           2000      1999

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                   $  15,066   $   87,149
  Note payable and accrued
    interest - related party                                 -       18,681
  Amount due to officer                                      -       22,710

        Total current liabilities                       15,066      128,540

Stockholders' equity (deficit):
  Preferred stock: undesignated, 5,000,000
    unauthorized; none issued and outstanding                -            -
  Common stock: $.001 par value; 95,000,000
    shares authorized; issued and outstanding
    11,499,310 and 1,199,310 shares, respectively       11,499        1,199
  Additional paid-in capital                           899,444      856,046
  Accumulated deficit                                 (943,064)    (943,064)
  Surplus (deficit) accumulated during the
    development stage                                   53,295      (42,721)

        Total stockholders' equity (deficit)            21,174     (128,540)

        Total liabilities and
          Stockholders' equity (deficit)             $  36,240   $        -


The accompanying notes are an integral part of these financial statements.

                      WESTERN MEDIA GROUP CORPORATION
                       (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Period from
                                          Years Ended        August 1, 1991
                                          December 31,       To December 31,
                                        2000       1999           2000
Revenues:
  Consulting income                 $   63,945  $       -  $    63,945

Operating and administrative
  expenses                             (34,721)          -     (77,442)

Depreciation expense                    (3,534)          -      (3,534)

Guaranteed payments                    (15,714)          -     (15,714)

Income tax expense (benefit)                 -           -           -

Operating income (loss)                  9,976           -     (32,745)

Other income:
  Debt forgiveness                      86,040           -      86,040

Net income (loss)                       96,016           -      53,295

Other comprehensive income (loss)            -           -           -

Comprehensive income (loss)        $    96,016  $        - $    53,295

Basic earnings (loss)per share     $      0.04  $        -  $     0.04

Weighted average
  number of shares outstanding       2,479,858   1,199,310   1,337,676


The accompanying notes are an integral part of these financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    Surplus
                                                                                    (Deficit)
                                                                                  Accumulated
                                        Common Stock      Additional                 During
                                  Number of                Paid-In    Accumulated  Development
                                   Shares        Amount    Capital      Deficit       Stage     Total
Reentrance into development
 stage (August 1, 1991)           1,199,310   $   1,199   $ 856,046   $ (943,064)  $      -   $ (85,819)

Net loss: August 1, 1991
 to December 31, 1991                     -           -           -            -          -           -
Net income (loss) - 1992                  -           -           -            -    (42,721)    (42,721)
Net income (loss) - 1993                  -           -           -            -          -           -
Net income (loss) - 1994                  -           -           -            -          -           -
Net income (loss) - 1995                  -           -           -            -          -           -
Net income (loss) - 1996                  -           -           -            -          -           -
Net income (loss) - 1997                  -           -           -            -          -           -
Net income (loss) - 1998                  -           -           -            -          -           -
Net income (loss) - 1999                  -           -           -            -          -           -

December 31, 1999                 1,199,310       1,199     856,046     (943,064)   (42,721)  $(128,540)

Stock issuance on March 16, 2000
 in settlement of indebtedness
 to former officer                  100,000         100       9,900            -          -      10,000

Stock issuance on March 16, 2000
 at $.03 per share, net of
 issuance costs of $1,125         1,200,000       1,200      32,675            -          -      33,875

Equity contribution to cover
 administrative expenses                  -           -       8,923            -          -       8,923

Issuance of shares as part of
 DDR agreements                   9,000,000       9,000      (8,100)           -          -         900

Net income (loss) - 2000                  -           -           -            -     96,016                 96,016

December 31, 2000                11,499,310   $  11,499   $ 899,444   $ (943,064)  $ 53,295   $  21,174

   The accompanying notes are an integral part of these financial statements.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Increase (Decrease) In Cash

                                                           Period from
                                           Years Ended     August 1, 1991
                                           December 31,   To December 31,
                                         2000      1999      2000
Cash flows from operating activities:
  Net income (loss)                    $ 96,016  $    -   $  53,295
  Adjustments to reconcile net income
    (loss) to cash flows from
    operating activities:
      Depreciation                        3,534        -      3,534
      Debt forgiveness                  (86,040)       -    (86,040)
      Accounts receivable                (2,640)       -     (2,640)
      Loan receivable                    (5,000)       -     (5,000)
      Accounts payable and other
        current liabilities             (17,434)       -     23,809

Cash flows from operating activities    (11,564)       -    (13,042)

Cash flows from financing activities:
  Issuance of common stock, net          43,698        -     43,698

Cash flows from investing activities:
  Purchases of equipment                (18,362)       -    (18,362)
  Investments in partnerships            (7,546)       -     (7,546)

Cash flows from investing activities    (25,908)       -    (25,908)

Increase (decrease) in cash               6,226        -      4,748

Cash:
  Beginning of period                         -        -      1,478

  End of period                       $   6,226   $    -   $  6,226


Supplemental cash flows information:
  Interest paid                       $      43   $    -   $     43
  Income taxes paid                   $       -   $    -   $      -

           The accompanying notes are an integral part of these
                      financial statements.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


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

     The Company's only remaining operations at that date were 100% working interests in two oil leases in Bugai
     - Guadolupe County, Texas owned through the Company's wholly-owned subsidiary, Ionic Energy Corporation.
     These leases were without value and the Company ultimately abandoned these interests in 1992. The
     Company further allowed Ionic Energy Corporation to be statutorily dissolved on August 1, 1997.

     On October 31, 2000, Western Media Group Corporation, ("Company") issued 9,000,000 shares of its common stock to DDR, Ltd. ("DDR") in connection with certain transactions contemplated under a Consulting Agreement dated October 11, 2000 and Acquisition Agreement dated October 27, 2000 (collectively the "DDR Agreements"). These shares were issued following a recapitalization of the Company in which the Company increased the number of authorized shares to 100,000,000, par value $0.001, consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock without designation as to series, rights, or preferences, and a 1 for 10 reverse split in the issued and outstanding common shares. The recapitalization was approved a meeting of the stockholders held on October 10, 2000.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Nature of Business (Continued)

     Under the DDR Agreements, DDR agreed to provide over a period of one-year consulting services to the Company in connection with private and public financing, securities broker and investor relations, and mergers and acquisitions, including a proposed acquisition of K-Rad Konsulting, LLC, of Huntington, New York ("KKL") which was a wholly owned subsidiary of DDR. In consideration for such services, the Company agreed to sell to DDR 9,000,000 post-reverse split shares for $900 and the acquisition of KKL. Pursuant to the verbal agreement of the parties to modify the terms of the written DDR Agreements, the Company issued
     9,000,000 shares of common stock to acquire all of the member interest in KKL from DDR, and DDR agreed to continue to provide the consulting services described in the DDR Agreements in consideration for the benefits derived from the Company common stock issued to DDR.
     The acquisition of KKL has been accounted for as pooling of interests. KKL was formed February 10, 2000, as this acquisition had no effect on the Company's historical financial statements.

     The purchase price was determined through arm's-length negotiations between the Company and DDR on the basis of the net assets of KKL and the goodwill associated with the business. The owners of DDR, Dennis Helfman, Donald Helfman and Bita Azrieh were not affiliated or associated with the Company or its affiliates prior to the acquisition.

     As a result of the reverse stock split and the transaction with DDR, DDR acquired approximately 78.3% of the 11,499,310 shares of common stock of the Company outstanding on October 31, 2000.

     Krad Konsulting, LLC was organized as a single member limited liability company under the laws of the State of Delaware on February 10, 2000. Krad Konsulting, LLC is engaged in the business of providing computer network and software systems consulting, installation, and maintenance services to businesses.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Krad
Konsulting, LLC. All intercompany transactions and balances have been eliminated in consolidation.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

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

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks, Estimates and Uncertainties

  Accounts Receivable

  The Company sells to domestic companies. The Company grants uncollateralized credit. Management believes all amounts are collectible and has not provided for an allowance for doubtful accounts. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

  Major Customer

  One customer accounted for 82% of the Company's revenues in the year ended December 31, 2000.

  Contingent Liability

  A company has alleged that its reliance on certain actions and representations of Western Media Group Corporation with respect to a potential merger between the parties caused it to incur damages. An informal action and complaint was submitted to the Company relating to this damage claim, but to date the Company is not aware of this matter having been filed with any federal or state court. To date the Company has not involved legal counsel in this matter. An attorney for DDR (see Nature of Business) did review the purported complaint and felt that it failed to state a cause of action.

  The Company does not feel there is a basis for any claim against the Company. The ultimate outcome of this claim, if asserted, cannot be determined. It is reasonably possible that management's assessment of this matter will change over the next year. That change in assessment cannot be estimated.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

The Company has implemented FASB 128: Earnings Per Share. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and warrants and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period. The computation of diluted EPS does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

There are not outstanding stock options or warrants.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years and periods December 31, 2000 and 1999, net income and comprehensive income were equivalent.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial
Instruments" requires disclosure of the estimated fair value of financial instruments as follows:

   Short-term Assets and Liabilities:

   The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. The Company's net operating loss carryforwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2000 presentation. These reclassifications had no net income effect.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


NOTE 2 - DEVELOPMENT STAGE COMPANY

On July 31, 1991, the Company sold substantially all of its operations and reentered the development stage. From that date to October 2000, the Company has devoted the majority of its efforts to: maintenance of the corporate status; raising capital; and the search for a merger candidate.

The Company has been fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholder(s) intend to continue to fund necessary expenses to sustain the Company. As described in Note 1, the Company has merged with Krad Konsulting, LLC. If Krad Konsulting does not remain profitable or if the Company's stockholder(s) do not continue to fund necessary expenses of the Company it could result in the Company being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.


NOTE 3 - OTHER TRANSACTIONS

Loan Receivable

The Company provided a loan of $5,000 to an individual on August
16, 2000. The loan is due in one year, uncollaterlized and bears interest at 7% per annum. This asset was sold to a director of the Company on March 29, 2001. See Note 6.

Note Payable and Accrued Interest - Related party /
  Amount Due to Officer

 These obligations were settled March 16, 2000 for $20,000
 ($10,000 in cash; 1,000,000 shares of common stock with a stated value of $10,000) resulting in $21,391 in debt forgiveness.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


NOTE 3 - OTHER TRANSACTIONS (Continued)

Related Party Transactions

The Company does not lease or rent any property. Office space and services are provided without charge by various directors.
Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein.

Accounts Payable

In 2000 the $87,149 in accounts payable from December 31, 1999, were settled for $22,500 resulting in debt forgiveness of $64,649.

Stock Issuance

On March 16, 2000, the Company approved the issuance of 1,200,000 shares of common stock at $.03 a share, post reverse split.

On October 31, 2000, the Company issued 9,000,000 shares of common stock at $.0001 a share. See Note 1.

Investments

The Company invested $7,546 in investment partnerships to be formed as follows:

 Sun Investments Partnership I             $ 5,000
 Sun Investments Partnership II              2,500
 Sun Investments Partnership III                46

                                           $ 7,546

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


NOTE 3 - OTHER TRANSACTIONS (Continued)

The investments in the "Sun Investments" partnerships are carried at cost, as there is no readily available market for these entities. At December 31, 2000, these partnerships had not been formed and operations had not commenced. Formation is expected in 2001. If an other-than-temporary impairment resulting from a decline in fair value in the investment shall be considered to have occurred, the cost basis shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings as a realized cost.

These investments were sold to a director of the Company on March
29, 2001.  See Note 6.


NOTE 4 - LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and or Long-Lived Assets to be disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amounts of fair value less costs to sell.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000 AND 1999
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
              (AUGUST 1, 1991) TO DECEMBER 31, 2000


NOTE 5- SUMMARY OF NON CASH ACTIVITY

On March 16, 2000, the Company entered into a settlement agreement with former officer and a company controlled by this former officer resulting in debt forgiveness of $21,391. This agreement also provided for the issuance of 1,000,000 shares of common stock in settlement of $10,000 owed to this former officer.

The Company's former auditors forgave any amounts owed to them resulting in debt forgiveness of $5,000.

The Company settled a $48,370 judgment for $17,500 resulting in debt forgiveness of $30,870.

The Company's former attorney settled a $33,779 obligation for $5,000 resulting in debt forgiveness of $28,779.


NOTE 6 - SUBSEQUENT EVENT

On March 29, 2001, the Company sold assets to the founder of KKL as follows:

 Vehicle
 Note receivable
 Investments in unformed limited partnerships

This individual is also a director of the Company. These assets were sold at their approximate book value of $25,000. Payment was in the form of a promissory note bearing interest at 10% and due March 1, 2002. This note is secured by the pledge of 100,000 restricted shares of the Company's common stock. Management believes this note is collectible. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year.
That amount cannot be estimated.