Form 10QSB
period 2001-03-31
WESTERN MEDIA GROUP CORP
filed 2001-05-15
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

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

                         (952) 546-1332
                   (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity: as of March 31, 2001, there were 11,499,310 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [X]

                           FORM 10-QSB

                 WESTERN MEDIA GROUP CORPORATION


                              INDEX
                                                         Page

PART I.    Financial Information                          3

           Balance Sheets - March 31, 2001 and            3
           December 31, 2000

           Statements of Operations - Three Months Ended  5
           March 31, 2001 and 2000 and from the period of August 1, 1991 through March 31, 2001

           Statements of Cash Flows - Three Months Ended  6
           March 31, 2001 and 2000 and from the period of August 1, 1991 through March 31, 2001

           Notes to Financial Statements                  7

           Management's Discussion and Analysis of       14
           Financial Condition and Results of Operations

PART II.   Other Information                             14


SIGNATURES                                               15

                             PART I.
                      Financial Information
                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

                    CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                   March 31,  December 31,
                                                     2001        2000
   ASSETS

Current assets:
Cash                                               $   5,062   $   6,226
Accounts receivable                                   10,080       2,640
Note receivable - related party                       25,000           -
Loan receivable                                            -       5,000

   Total current assets                               40,142      13,866

Property and equipment:
Office equipment                                       2,372       2,372
Automobiles                                                -      15,990
                                                       2,372      18,362
Accumulated depreciation                                (664)     (3,534)

                                                       1,708      14,828
Other assets:
Investments in unformed partnerships                       -       7,546

   Total assets                                   $   41,850   $  36,240



               See Notes to Financial Statements.

                      WESTERN MEDIA GROUP CORPORATION
                       (A Development Stage Company)

                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                                     March 31,  December 31,
                                                       2001        2000
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                   $  10,663  $  15,066

        Total current liabilities                       10,663     15,066

Stockholders' equity (deficit):
  Preferred stock: undesignated, 5,000,000
    unauthorized; none issued and outstanding               -           -
  Common stock: $.001 par value; 95,000,000
    shares authorized; issued and outstanding
    11,499,310 shares                                  11,499      11,499
  Additional paid-in capital                          905,644     899,444
  Accumulated deficit                                (943,064)   (943,064)
  Surplus (deficit) accumulated during the
    development stage                                  57,108      53,295

        Total stockholders' equity (deficit)           31,187      21,174

        Total liabilities and
          stockholders' equity (deficit)             $  41,850  $  36,240

                    See Notes to Financial Statements.

                      WESTERN MEDIA GROUP CORPORATION
                       (A Development Stage Company)

                    CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                             Period from
                                      Three Months Ended    August 1, 1991
                                           March 31,         To March 31,
                                       2001         2000         2001

Revenues:
  Consulting income                $   32,120  $         -  $   96,065

Operating and administrative
  expenses                              9,844        1,054      87,286
Depreciation expense                      666            -       4,200
Guaranteed payments/consulting fees    17,798            -      33,512
Income tax expense (benefit)                -            -           -
                                       28,308        1,054     124,998
Operating income (loss)                 3,812       (1,054)    (28,933)
Other income:
  Debt forgiveness                          -       57,261      86,040

Net income (loss)                       3,812       56,207      57,107
Other comprehensive income (loss)           -            -           -

Comprehensive income (loss)      $      3,812  $     56,207  $  57,107

Basic earnings (loss) per share  $         -   $        .02  $     .03
Weighted average
  number of shares outstanding    11,499,310      2,499,310  1,775,231

                    See Notes to Financial Statements.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                   Increase (Decrease) In Cash

                                                               Period from
                                          Three Months Ended  August 1, 1991
                                               March 31,        To March 31,
                                            2001       2000       2001
Cash flows from operating activities:
  Net income (loss)                       $  3,812   $ 56,207   $ 57,107
  Adjustments to reconcile net income
    (loss) to cash flows from
    operating activities:
      Depreciation                             666          -      4,200
      Debt forgiveness                           -    (57,261)   (86,040)
      Accounts receivable                   (7,440)         -    (10,080)
      Note/loan receivable                       -          -     (5,000)
      Accounts payable and other
        current liabilities                 (4,402)   (17,500)    19,407

Cash flows from operating activities        (7,364)   (18,554)   (20,406)

Cash flows from financing activities:
  Issuance of common stock/equity infusions  6,200     25,875     49,898


Cash flows from investing activities:
  Purchases of equipment                         -          -    (18,362)
  Investments in partnerships                    -          -     (7,546)

Cash flows from investing activities             -          -    (25,908)

Increase (decrease) in cash                 (1,164)     7,321      3,584

Cash:
  Beginning of period                        6,226          -      1,478

  End of period                          $   5,062  $   7,321  $   5,062


Supplemental cash flows information:
  Interest paid                          $       -  $       -  $      43
  Income taxes paid                      $       -  $       -  $       -


               See Notes to Financial Statements.

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


     A.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 2000.


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



                           (Continued)

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Nature of Business (Continued)

     Under the DDR Agreements, DDR agreed to provide over a period of one-year consulting services to the Company in connection with private and public financing, securities broker and investor relations, and mergers and acquisitions, including a proposed acquisition of K-Rad Konsulting, LLC, of Huntington, New York ("KKL") which was a wholly owned subsidiary of DDR. In consideration for such services, the Company agreed to sell to DDR 9,000,000 post-reverse split shares for $900 and the acquisition of KKL. Pursuant to the verbal agreement of the parties to modify the terms of the written DDR Agreements, the Company issued 9,000,000 shares of common stock to acquire all of the member interest in KKL from DDR, and DDR agreed to continue to provide the consulting services described in the DDR Agreements in consideration for the benefits derived from the Company common stock issued to DDR. The acquisition of KKL has been accounted for as pooling of interests. KKL was formed February 10, 2000 as this acquisition had no effect on the Company's historical financial statements.

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



                           (Continued)

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Krad Konsulting, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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



                           (Continued)

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

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

     Major Customer

     One customer accounted for 82% of the Company's revenues in the year ended December 31, 2000 and 100% of the Company's revenues in 2001 year-to-date.

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



                           (Continued)

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

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



                           (Continued)

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


     NOTE 3 - OTHER TRANSACTIONS

     Note Receivable - Officer

     On March 29, 2001 the Company sold certain assets to the President of its subsidiary for a note bearing interest at a rate of 10% per annum. This note and accrued interest thereon are due March 1, 2002. This note is secured by a pledge of 100,000 restricted shares of Western Media Group Corporation common shares owned by this officer.

     The assets were sold at their book values as follows:

       Automobile                      $  12,454
       Investments in partnerships         7,546
       Loan receivable                     5,000
                                       $  25,000

     Management believes this note is collectible. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

     Office Space and Equipment

     The Company does not lease or rent any property. Office space and services are provided without charge by various directors. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein.

     Administrative Expenses

     Administrative expenses in the accompanying financial statements include $3,000 paid to an affiliate of the Company's chairman.



                           (Continued)

                 WESTERN MEDIA GROUP CORPORATION
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


     NOTE 4 - SUMMARY OF NON CASH ACTIVITY

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

     On March 29, 2001, the Company sold assets to the founder of KKL as follows: vehicle; note receivable and investments in unformed limited partnerships. Payment was in the form of a promissory note bearing interest at 10% and due March 1, 2002.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

Three Month periods Ended March 31, 2001 and 2000.

The Company's revenues from continuing operations for the three-month periods ended March 31, 2001 and 2000 were $32,120 and $0, respectively. The substantial increase in revenues is due to the Company acquiring K-Rad Konsulting, LLC, which provides computer network and software systems consulting, installation, and maintenance.

Expenses for the three months ended March 31, 2001 and 2000 were of $28,308 and $1,054, respectively. This increase in expenses is primarily attributable to the acquisition of K-Rad Konsulting, LLC. Such expenses consisted of general corporate administration, legal, professional, accounting and auditing costs, plus certain guaranteed payments/consulting fees.

Accordingly, the Company realized operating income of $3,812 for the three months ended March 31, 2001, as compared to an operating loss of $1,054 for the same period in 2000. The Company received $57,261 in debt forgiveness for the three-month period ended March 31, 2000, which did not recur in same period of 2001. As a result of the foregoing factors, the Company had net income of $3,812 for the three months ended March 31, 2001, as compared to a net income of $56,207 for the three months ended March 31, 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had a working capital of $26,479, as compared to a working capital deficit of $1,200 at December 31, 2000. This increase is attributable to the acquisition of K-Rad Konsulting, LLC, which provides billable services without requiring a large capital investment; and the sale of certain assets to Conrad Kim, the founder of K-Rad Konsulting, LLC, in exchange for a $25,000 promissory note, bearing interest at 10% per annum and due March 1, 2002.

Management believes revenue from operations will be sufficient to sustain the Company's operations for the next twelve months. However, management does not believe that the Company will realize meaningful growth unless it obtains additional capital or is able to acquire other technology service companies that can be integrated with the Company's current operations. The Company has not identified any potential sources of capital or potential acquisitions, so it cannot predict the terms of any such transactions or predict whether the Company will realize any meaningful growth in the year 2001.

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None

Exhibits: Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

 SEC Ref.              Title of Document                  Location
   No.

   10.1    Promissory  Note in the amount of  $25,000     Attached
           with Konrad Kim

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTERN MEDIA GROUP CORPORATION



Date:  May 14, 2001           By: /s/Patrick L. Riggs
                              Chief Executive and Financial Officer