Form 10QSB
period 2001-06-30
WESTERN MEDIA GROUP CORP
filed 2001-08-15
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity: as of June 30, 2001, there were 11,499,310 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB

                 WESTERN MEDIA GROUP CORPORATION


                              INDEX
                                                    Page

PART I.    Financial Information                    3

           Balance Sheets - June 30, 2001 and       3
           December 31, 2000

           Statements of Operations - Three Months  5
           and Six Months
           Ended June 30, 2001 and 2000 and from
           the period
           of August 1, 1991 through June 30, 2001

           Statements of Cash Flows - Three Months  6
           and Six Months Ended June 30, 2001 and
           2000 and from the period
           of August 1, 1991 through June 30, 2001

           Notes to Financial Statements            7

           Management's Discussion and Analysis of  13
           Financial Condition and Results of
           Operations

PART II.   Other Information                        13

           Legal Proceedings                        13

           Exhibits and Reports on Form 8-K         14

SIGNATURES                                          15

                             PART I.
                      Financial Information
                WESTERN MEDIA GROUP CORPORATION
                 (A Development Stage Company)

                  CONSOLIDATED BALANCE SHEETS


                                                June 30, December 31,
                                                  2001       2000
        ASSETS

Current assets:
Cash                                             $   2,884   $   6,226
Accounts receivable                                  9,600       2,640
Loan receivable                                          -       5,000
Note receivable - related party                     25,000           -
 Accrued interest - related party                      625           -

   Total current assets                             38,109      13,866

Property and equipment:
Office equipment                                     2,372       2,372
Automobiles                                              -      15,990
                                                     2,372      18,362
Accumulated depreciation                              (854)     (3,534)

                                                     1,518      14,828
Other assets:
Investments in unformed partnerships                     -       7,546



   Total assets                                  $ 39,627   $   36,240

                See notes to financial statements

                     WESTERN MEDIA GROUP CORPORATION
                      (A Development Stage Company)

                       CONSOLIDATED BALANCE SHEETS


                                                June 30,  December 31,
                                                  2001       2000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                   $   5,643   $  15,066

Total current liabilities                              5,643      15,066

Stockholders' equity (deficit):
Preferred stock: undesignated, 5,000,000
unauthorized;  none  issued  and  outstanding              -           -
Common stock: $.001 par value; 95,000,000
shares  authorized; issued and outstanding            11,499      11,499
Additional paid-in capital                           914,544     899,444
Accumulated deficit                                 (943,064)   (943,064)
Surplus (deficit) accumulated during the
development stage                                     51,005      53,295

   Total  stockholders' equity  (deficit)             33,984      21,174

   Total liabilities and
     stockholders' equity (deficit)               $   39,627   $  36,240
                See notes to financial statements

                         WESTERN MEDIA GROUP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Period from
                                        Three Months Ended    Six Months Ended    August 1, 1991
                                             June 30,              June 30,              To
                                         2001       2000       2001       2000    June 30, 2001
Revenues                             $   28,320 $   27,088 $   60,440 $   40,808     $ 124,385
Interest income - related party             625       -           625       -              625
Operating and administrative expenses   (12,919)    (9,831)   (22,763)   (10,517)     (100,204)
Depreciation expense                       (189)      (495)      (855)      (495)       (4,389)
Guaranteed payments/consulting fees     (21,940)   (17,389)   (39,738)   (17,550)      (55,452)
Income tax expense (benefit)                  -          -          -          -             -

 Operating income (loss)                 (6,103)      (627)    (2,291)    12,246       (35,035)

Other income:
Debt forgiveness                              -     28,779          -     86,040        86,040

 Net income (loss)                       (6,103)    28,152     (2,291)    98,286        51,005

Other comprehensive income (loss)             -          -          -          -             -

Comprehensive income (loss)          $   (6,103)$   28,152 $   (2,291)$   98,286    $   51,005

Basic earnings (loss) per share      $        - $      .01 $        - $      .06    $      .02

Weighted average number of
shares outstanding                   11,499,310  2,499,310  11,499,310  1,737,984    2,019,608

                        See notes to financial statements
                                  WESTERN MEDIA GROUP CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Period from
                                         Three Months Ended       Six Months Ended     August 1,1991
                                               June 30,                June 30,            To
                                         2001         2000        2001        2000     June 30, 2001
Cash flows from operating activities:
 Net income (loss)                    $   (6,103) $   28,152  $  (2,291)  $   98,286    $ 51,005
 Adjustments to reconcile net income
   (loss) to cash flows from
   operating activities:
     Depreciation expense                    189           -        855            -       4,389
     Debt forgiveness                          -     (28,779)         -      (86,040)    (86,040)
     Accounts receivable                     480           -     (6,960)           -      (9,600)
     Note/loan receivable                   (625)     (2,500)      (625)      (2,500)     (5,625)
     Accounts payable and other
       current liabilities                (5,019)     (4,953)    (9,421)     (26,955)     14,387

 Cash flows from operating activities    (11,078)     (8,080)   (18,442)     (17,209)    (31,484)

Cash flows from financing activities:
 Issuance of common stock/equity
   infusions                               8,900      12,000     15,100       37,875      58,798

Cash flows from investing activities:
 Purchase of equipment                         -        (250)         -        (250)     (18,362)
 Investments in partnerships                   -           -          -           -       (7,546)

Cash flows from investing activities           -        (250)                  (250)     (25,908)

Increase (decrease in cash                (2,178)      3,670     (3,342)     20,416        1,406

Cash:
 Beginning of year                          5,062     16,746      6,226           -        1,478

 End of year                           $    2,884  $  20,416  $   2,884   $  20,416     $  2,884

                 See notes to financial statements

                WESTERN MEDIA GROUP CORPORATION
                 (A Development Stage Company)

            NOTES TO CONDENSED FINANCIAL STATEMENTS



A. BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 2000.


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

K-Rad Konsulting, LLC was organized as a single member limited liability company under the laws of the State of Delaware on February 10, 2000. K-Rad Konsulting, LLC is engaged in the business of providing computer network and software systems consulting, installation, and maintenance services to businesses.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, K-Rad
Konsulting, LLC. All intercompany transactions and balances have been eliminated in consolidation.

                 WESTERN MEDIA GROUP CORPORATION
                 (A Development Stage Company)

            NOTES TO CONDENSED FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Risks, Estimates and Uncertainties (Continued)

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. The Company's net operating loss carryforwards are fully allowed for due to questions the Company's ability to utilize these losses before they expire.


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

                WESTERN MEDIA GROUP CORPORATION
                 (A Development Stage Company)

            NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DEVELOPMENT STAGE COMPANY (Continued)

The Company has been fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholder(s) intend to continue to fund necessary expenses to sustain the Company. As described in Note 1, the Company has merged with K-Rad Konsulting, LLC. if K-Rad Konsulting does not remain profitable or if the Company's stockholder(s) do not continue to fund necessary expenses of the Company it could result in the Company being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.


NOTE 3 - OTHER TRANSACTIONS

Note Receivable - Officer

On March 29, 2001, the Company sold certain assets to the President of its subsidiary for a note bearing interest at a rate of 10% per annum. This note and accrued interest thereon are due March 1, 2002. This note is secured by a pledge of 100,000 restricted shares of Western Media Group Corporation common shares owned by this officer.

The assets were sold at their book values as follows:

  Automobile                                 $12,454
  Investments in partnerships                  7,546
  Loan receivable                              5,000

                                             $25,000

Management   believes   this  note  is   collectible.    Due   to
uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the year. That amount cannot be estimated.

Office Space and Equipment

The Company does not lease or rent any property. Office space and services are provided without charge by various directors.
Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein.

                WESTERN MEDIA GROUP CORPORATION
                 (A Development Stage Company)

            NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - OTHER TRANSACTIONS (Continued)

Administrative Expenses

Administrative expenses in the accompanying financial statements includes $3,000 paid to an affiliate of the Company's chairman.


NOTE 4 - SUMMARY OF NON CASH ACTIVITY

On March 16, 2000, the Company entered into a settlement agreement with former officer and a company controlled by this former office resulting in debt forgiveness of $21,391. This agreement also provided for the issuance of 1,000,000 shares of common stock in settlement of $10,000 owed to this former officer.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

Three Month periods Ended June 30, 2001 and 2000.

The Company's revenues from continuing operations for the three-month periods ended June 30, 2001 and 2000 were $28,320 and $27,088, respectively. Revenues from continuing operations for the six months ended June 30, 2001 and 2000 were $60,440 and $40,808 respectively.

Expenses for the three months ended June 30, 2001 and 2000 were of $35,048 and $27,715, respectively. Expenses for the six months ended June 30, 2001 and 2000 were $63,356 and $28,562 respectively. This increase in expenses is primarily attributable to the acquisition of K-Rad Konsulting, LLC. Such expenses consisted of general corporate administration, legal, professional, accounting and auditing costs, plus certain guaranteed payments/consulting fees.

Accordingly, the Company realized operating loss of $6,103 for the three months ended June 30, 2001, as compared to an operating loss of $627 for the same period in 2000. The Company realized an operating loss of $2,291 for the six month period ended June 30, 2001, as compared to an operating income of $12,246 for the same period in 2000. The Company received $57,261 in debt forgiveness for the three-month period ended June 30, 2000, which did not recur in same period of 2001. As a result of the foregoing factors, the Company had net loss of $6,103 for the three months ended June 30, 2001, as compared to a net income of $28,152 for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company had a net loss of $2,291 compared to a net income of $98,286 for the same period in 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had a working capital of $32,466, as compared to a working capital deficit of $1,200 at December 31, 2000. This increase is attributable to the acquisition of K-Rad Konsulting, LLC, which provides billable services without requiring a large capital investment; and the sale of certain assets to Conrad Kim, the founder of K-Rad Konsulting, LLC, in exchange for a $25,000 promissory note, bearing interest at 10% per annum and due March 1, 2002.

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

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:      None

Reports on Form 8-K: No reports on Form 8-K were filed during the quarterly period ending June 30, 2001.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WESTERN MEDIA GROUP CORPORATION



Date:  August 14, 2001     By:/s/ Patrick Riggs
                                  Patrick Riggs
                                  Chief Executive and Financial Officer