Form 10QSB
period 2001-09-30
WESTERN MEDIA GROUP CORP
filed 2001-11-14
CIK 225501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-QSB


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     69 Mall Drive, Commack, New York 11725
                    (Address of principal executive offices)

                                 (917) 626-6516
                           (Issuer's telephone number)


     Former Address: 11900 Wayzata Boulevard, Suite 100, Hopkins, MN 55305

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes {X} No {   }

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes { } No { }

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity: as of September 30, 2001, there were 11,499,310 shares of common stock outstanding.

Transitional Small Business Format: Yes { } No {X}

                         WESTERN MEDIA GROUP CORPORATION

                  (CONSOLIDATED CONDENSED FINANCIAL STATEMENTS)

                                      INDEX




Part I           Financial Information

           Item 1:        Financial Statements

                          Consolidated Condensed Balance Sheets
                          September 30, 2001 (Unaudited) and
                          December 31, 2000 (Audited)

                          Consolidated Condensed Statements of Operations Three months and nine months ended September 30, 2001 and 2000 (Unaudited) and the period from August 1, 1991 through September
                          30, 2001 (Unaudited)

                          Consolidated Condensed Statement of Shareholders' Equity for the nine months ended September 30, 2001 (Unaudited)

                          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited) and the period from August 1, 1991 through September 30, 2001 (unaudited)

                          Notes to Consolidated Condensed Financial Statements

           Item 2:        Management's Discussion and Analysis of Financial
                               Condition and Results of Operations

Part II Other Information

                            Legal Proceedings
                            Changes in Securities
                            Defaults Upon Senior Securities
                            Submission of Matters to a Vote of Security Holders Other Information
                            Exhibits and Reports on Form 8-K







                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)


                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                    September 30,   December 31,
                                                        2001            2000
                                                     (UNAUDITED)      (AUDITED)
                                                     -----------      ---------
           ASSETS

Current assets:
 Cash                                                  $  3,494        $  6,226
 Accounts receivable                                      8,500           2,640
 Loan receivable                                           --             5,000
 Notes receivable - related party                        33,040            --
 Accrued interest - related party                         1,250            --
                                                       --------        --------

           Total current assets                          46,284          13,866
                                                       --------        --------

Property and equipment:
 Office equipment                                         2,372           2,372
 Automobiles                                               --            15,990
                                                       --------        --------
                                                          2,372          18,362
 Accumulated depreciation                                  (973)         (3,534)
                                                       --------        --------
                                                          1,399          14,828
                                                       --------        --------


Other assets:
 Investments in unformed partnerships                      --             7,546
                                                       --------        --------

           Total assets                                $ 47,683        $ 36,240
                                                       ========        ========














                       See notes to financial statements.







                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)


                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                    September 30,   December 31,
                                                        2001            2000
                                                     (UNAUDITED)      (AUDITED)


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                     $   6,452       $  15,066
                                                      ---------       ---------

           Total current liabilities                      6,452          15,066
                                                      ---------       ---------

Stockholders' equity:
 Preferred stock: undesignated,
  5,000,000 unauthorized: none
  issued and outstanding                                   --              --
 Common stock: $.001 par value;
  95,000,000 shares authorized;
  issued and outstanding                                 11,499          11,499
 Additional paid-in capital                             920,544         899,444
 Accumulated deficit                                   (943,064)       (943,064)
 Surplus accumulated during the
   development stage                                     52,252          53,295
                                                      ---------       ---------

           Total stockholders' equity                    41,231          21,174
                                                      ---------       ---------

           Total liabilities and
             stockholders' equity                     $  47,683       $  36,240
                                                      =========       =========














                       See notes to financial statements.





                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

        CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)


                                                                                              Surplus
                                                                                             (Deficit)
                                                                                            Accumulated
                                                 COMMON STOCK        Additional                During
                                            --------------------
                                           Number of                  Paid-In   Accumulated  Development
                                            Shares         Amount     Capital     Deficit      Stage       Total
                                            ------         ------     -------     -------      -----       -----

Development stage company
(August 1, 1999 - December 31, 1999)       1,199,310   $    1,199   $  856,046    $ (943,064)   $  (42,721)   $ (128,540)


Stock issuance on March 16, 2000
 in settlement of indebtedness
 to former officer                           100,000          100        9,900          --            --          10,000

Stock issuance on March 16, 2000
 at $.03 per share, net of
 issusance costs of $1,125                 1,200,000        1,200       32,675          --            --          33,875

Equity contribution to cover
 administrative expenses                        --           --          8,923          --            --           8,923

Issuance of shares as part of
 DDR agreements                            9,000,000        9,000       (8,100)         --            --             900

Net income-year ended December 31, 2000         --           --           --            --          96,016        96,016
                                          ----------   ----------   ----------    ----------    ----------    ----------
December 31, 2000 (Audited)               11,499,310       11,499      899,444      (943,064)       53,295        21,174

Equity contributions
January 1 - September 30, 2001                  --           --         21,100          --            --          21,100

Net loss - January 1 -
 September 30, 2001                             --           --           --            --          (1,043)       (1,043)
                                          ----------   ----------   ----------    ----------    ----------    ----------

September 30, 2001 (Unaudited)            11,499,310   $   11,499   $  920,544    $ (943,064)   $   52,252    $   41,231
                                          ==========   ==========   ==========    ==========    ==========    ==========

                       See notes to financial statements.






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                For The
                                            Three                       Nine                  Period From
                                        Months Ended                Months Ended              August 1, 1991
                                        September 30,               September 30,                    To
                                   --------------------         --------------------
                                   2001            2000         2001              2000     September 30, 2001
                                   ----            ----         ----              ----     ------------------


Sales                         $     25,490   $     19,662   $     85,930    $     60,470   $    149,875
                              ------------   ------------   ------------    ------------   ------------

Costs and expenses:
 Operating & administrative         24,748         16,099         87,249          26,616        180,405
 Depreciation                          119          3,039            974           3,534          4,508
                              ------------   ------------   ------------    ------------   ------------
                                    24,867         19,138         88,223          30,150        184,913
                              ------------   ------------   ------------    ------------   ------------

Operating income                       623            524         (2,293)         30,320        (35,038)
                              ------------   ------------   ------------    ------------   ------------

Other income:
 Debt forgiveness                     --             --             --            86,040         86,040
 Interest income                       625           --            1,250            --            1,250
                              ------------   ------------   ------------    ------------   ------------
                                       625           --            1,250          86,040         87,290
                              ------------   ------------   ------------    ------------   ------------

Net income (loss)                    1,248            524         (1,043)        116,360         52,252

Other comprehensive
income                                --             --             --             --             --
                             ------------   ------------   ------------    ------------   ------------

Comprehensive
 income(loss)                 $      1,248   $        524   $     (1,043)  $    116,360   $     52,252
                              ============   ============   ============   ============   ============

Basic earnings per share      $       --     $       --     $       --     $       0.01   $       0.03
                             ============    ============   ============   ============   ============

Weighted average number
of shares outstanding          11,499,310      2,499,310     11,499,310       8,496,296      2,019,608
                             ============    ============   ============   ============   ============


                       See notes to financial staements.





                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                          Period
                                                                            from
                                              Nine months ended       August 1, 1991
                                                 September 30,               to
                                               2001        2000      September 30, 2001
                                            ---------------------    ------------------

Cash flows from operating activities:
 Net income (loss)                          $  (1,043)   $ 116,360    $  52,252
 Adjustments to reconcile net income
 (loss) to cash flows used in
 operating activities:
   Depreciation                                   974        3,534        4,508
   Debt forgiveness                              --        (86,040)     (86,040)
   Accounts receivable                         (5,860)      (8,300)      (8,500)
   Loan receivable                             (1,250)      (5,000)      (6,250)
   Accounts payable and other
    current liabilities                        (8,613)     (26,407)      15,196
                                            ---------    ---------    ---------


  Cash flows used in operating
   activities                                 (15,792)      (5,853)     (28,834)
                                            ---------    ---------    ---------

  Cash flows from financing activities:
    Issuance of common stock                   21,100       43,698       64,798
    Advances to officer                        (8,040)     (13,285)      (8,040)
                                            ---------    ---------    ---------
  Cash flows provided by financing
           activities                          13,060       30,413       56,758
                                            ---------    ---------    ---------

  Cash flows from investing activities:




    Purchase of equipment                        --        (18,362)     (18,362)
    Investments in partnerships                  --         (5,046)      (7,546)
                                            ---------    ---------    ---------

  Cash flows used in
    investing activities                         --        (23,408)     (25,908)
                                            ---------    ---------    ---------

  Increase (decrease) in cash                  (2,732)       1,152        2,016

  Beginning of period                           6,226         --          1,478
                                            ---------    ---------    ---------

  End of period                             $   3,494    $   1,152    $   3,494
                                            =========    =========    =========


                      See notes to financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                         Notes to Consolidated Condensed
                              Financial Statements
                                   (Unaudited)
                               September 30, 2001




A.         BASIS OF PRESENTATION

           The accompanying consolidated condensed unaudited balance sheet as of September 30, 2001 and the consolidated condensed unaudited statement of operations for the three months and nine months ended September 30, 2001 and 2000, the consolidated condensed unaudited statement of shareholders' equity for the nine months ended September 30, 2001, the consolidated condensed unaudited statements of cash flows for the nine months ended September 30, 2001 and 2000 along with the consolidated condensed unaudited statement of operations for the period from August 1, 1991 through September 30, 2001 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary for fair presentation have been included.

           For information concerning the Company's significant accounting policies and basis of presentation, along with more informative disclosures, reference is made to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2000. Results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustments and independent audit.

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           NATURE OF BUSINESS

           The Company was incorporated on July 26, 1977, under the laws of the State of Minnesota. On November 17, 1988, the Company changed its name to Western Media Group Corporation (Formerly known as Ionic Controls, Inc.).

           On October 31, 2000, Western Media Group Corporation (the "Company"), issued 9,000,000 shares of its common stock to DDR, Ltd. ("DDR") in connection with certain transactions contemplated under a Consulting Agreement dated October 11, 2000 and Acquisition Agreement dated October 27, 2000 (collectively the "DDR Agreements"). These shares were issued following a recapitalization of the Company in which the Company increased the number of authorized shares to 100,000,000, par value $0.001, consisting of 95,000,000 shares of common stock and 5,000,000 shares of stock undesignation as to series, rights, or preferences, and a 1 for 10 reverse split in the issued and outstanding common shares. The recapitalization was approved at a meeting of the stockholders held on October 10, 2000.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                         Notes to Consolidated Condensed
                              Financial Statements
                                   (Unaudited)
                               September 30, 2001

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           NATURE OF BUSINESS (CONTINUED)

           Under the DDR Agreements, DDR agreed to provide over a period of one-year consulting services to the Company in connection with private and public financing, securities,broker and investor relations, and mergers and acquisitions, including a proposed acquisition of K-Rad Konsulting, LLC, of Huntington, New York ("KKL") which was a wholly owned subsidiary of DDR. In consideration for such services, the Company agreed to sell to DDR 9,000,000 post-reverse split shares for $900 and the acquisition of KKL. Pursuant to the verbal agreement of the parties to modify the terms of the written DDR Agreements, the Company issued 9,000,000 shares of common stock to acquire all of the member interest in KKL from DDR, and DDR agreed to continue to provide the consulting services described in the DDR Agreements in consideration for the benefits derived from the Company common stock issued to DDR. The acquisition of KKL was accounted for as pooling of interests in the December 31, 2000 financial statements. KKL was formed February 10, 2000 as this acquisition had no effect on the Company's historical financial statements. The purchase price was determined through arm's-length negotiations between the Company and DDR on the basis of the net assets of KKL and the goodwill associated with the business. The owners of DDR, Dennis Helfman, Donald Helfman and Bita Azrieh were not affiliated or associated with the Company or its affiliates prior to the acquisition.
           As a result of the reverse stock split and the transaction with DDR, DDR acquired approximately 78.3% of the 11,499,310 shares of common stock of the Company outstanding on October 31, 2000.

           K-Rad Konsulting, LLC was organized as a single member limited liability company under the laws of the State of Delaware on February 10, 2000. K-Rad Konsulting, LLC is engaged in the business of providing computer network and software systems, consulting, installation, and maintenance services to businesses.

           PRINCIPLES OF CONSOLIDATION

           The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, K-Rad Konsulting, LLC. All intercompany transactions and balances have been eliminated in consolidation.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                         Notes to Consolidated Condensed
                              Financial Statements
                                   (Unaudited)
                               September 30, 2001



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                DEPRECIATION AND AMORTIZATION

                The Company depreciates its property and equipment on the straight- line method for financial reporting purposes, over periods ranging from 3 to 7 years. For tax reporting purposes, the Company uses accelerated methods of depreciation. Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

                ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                CONCENTRATION OF CREDIT RISK

                Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of sales, trade accounts receivable and cash. The Company grants credit to domestic companies located throughout the New York tri-state area. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

                At September 30, 2001, the Company deems no allowance for doubtful accounts on its trade accounts receivable is necessary.


                MAJOR CUSTOMER

                One customer accounted for 90% of the Company's revenues for the nine months ended September 30, 2001. This customer accounted for 82% of the Company's revenues for the year ended December 31, 2000.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                         Notes to Consolidated Condensed
                              Financial Statements
                                   (Unaudited)
                               September 30, 2001



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


                CONTINGENT LIABILITY

                A company has alleged that its reliance on certain actions and representations of Western Media Group Corporation with respect to a potential merger between the parties caused it to incur damages. An informal complaint was submitted to the Company relating to this damage claim, but to date, the Company is not aware of the complaint having been filed with any federal or state court. To date the Company has not involved legal counsel in this matter. An attorney for DDR (reference is made to the Company's annual report on Form 10-KSB for the calendar year ended December 31, 2000) did review the informal complaint and concluded that it failed to state a cause of action.

                The Company does not believe there is a basis for any claim against it. The ultimate outcome of this claim, if asserted, cannot be determined. It is reasonably possible that management's assessment of this matter will change over the next year. That change in assessment cannot be estimated at September 30, 2001.

                DEFERRED INCOME TAXES

                Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 2001.

               The Company, as of December 31, 2000, had available approximately $1,100,000 of net operating loss carry forwards to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of $440,000. The amount of valuation allowances are reviewed periodically.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                         Notes to Consolidated Condensed
                              Financial Statements
                                   (Unaudited)
                               September 30, 2001



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                EARNINGS PER COMMON SHARE OF COMMON STOCK

                Statement of Financial Accounting Standards No. 128, "Earnings Per Share", became effective in the fourth quarter of 1997 and requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented.

                FAIR VALUE OF FINANCIAL INSTRUMENTS

                At September 30, 2001, the carrying amounts of the Company's assets and liabilities approximate fair value.

                COMPREHENSIVE INCOME


                The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The adoption of SFAS No. 130 had no impact on the Company's financial position, results of operations or cash flows for the periods presented.

                RECLASSIFICATIONS

                Certain reclassifications have been made to the prior periods financial statements to conform with the 2001 presentation.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                         Notes to Consolidated Condensed
                              Financial Statements
                                   (Unaudited)
                               September 30, 2001




NOTE 2 - DEVELOPMENT STAGE COMPANY

                On July 31, 1991, the Company sold substantially all of its operations and reentered the development stage. From that date to October 2000, the Company has devoted the majority of its efforts to: maintenance of the corporate status, raising capital, and the search for a merger candidate. The Company has been fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholder(s) intend to continue to fund necessary expenses to sustain the Company. As described in Note 1 of these financial statements, the Company has merged with K-Rad Konsulting, LLC. If K-Rad Konsulting does not remain profitable or if the Company's stockholder(s) do not continue to fund necessary expenses of the Company it could result in the Company being unable to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 3 - OTHER TRANSACTIONS

                NOTES RECEIVABLE - OFFICER

                On March 29, 2001, the Company sold certain assets to the President of its subsidiary for $25,000, evidenced by a short term note bearing interest at a rate of 10% per annum. This note is collateralized by 100,000 restricted shares of Western Media Group Corporation common shares owned by this officer.

                Additionally, during the three months ended September 30, 2001, the Company loaned an additional $8,000 to this officer. This new loan is payable on demand and is non-interest bearing.

                OFFICE SPACE AND EQUIPMENT

                The Company does not currently lease or rent any property. Office space and services are provided without charge by various directors in Long Island, New York. Such costs are immaterial to financial statements, and, accordingly, have not been reflected therein.
                ADMINISTRATIVE EXPENSES

                Administrative expenses in the accompanying financial statements includes $3,000 paid to an affiliate of the Company's chairman.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                         Notes to Consolidated Condensed
                              Financial Statements
                                   (Unaudited)
                               September 30, 2001





NOTE 4 - SUBSEQUENT EVENTS

                On October 2, 2001, Whyldweb Productions, Inc. ("Whyldweb") announced that it signed a Letter of Intent with the Company, whereby the Company intends to acquire all the issued and outstanding shares of Whyldweb. The parties anticipate entering into a definitive agreement after the completion of the Companies respective due diligence. Whyldweb is a company that provides technology, consulting services, development and licensing of its proprietary e-business and internet enabled applications and custom programming. Whyldweb is a full service application development company, offering mobilized e-commerce through its EZ Commerce Suite.

                Additionally, on October 17, 2001, Med-Link USA, Inc. ("Med-Link"), announced it also has signed a Letter of Intent with the Company whereby the Company intends to acquire all the issued and outstanding common shares of Med-Link. The parties anticipate entering into a definitive agreement after completion of the companies respective due diligence. Med-Link is a full service call center that provides full, enhanced communication coverage in the medical community.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES

                At September, 2001, the Company had a working capital of $39,832 as compared to a working capital deficit of $1,200 at December 31, 2000. This increase has been attributable to the acquisition of K-Rad Konsulting, LLC, which provides billable services without requiring a large capital investment; and the sale of certain assets to Konrad Kim, the founder of K- Rad Konsulting, LLC, in exchange for a $25,000 promissory note, bearing interest at 10% per annum (see notes to financial statements).

                Management believes revenue from operations will be sufficient to sustain the Company's operations for the next twelve months. However, management does not believe that the Company will realize meaningful growth unless it obtains additional capital or is able to acquire other technology service companies that can be integrated with the Company's current operations. Even though the Company has entered into two Letters of Intent with companies that may allow the Company to achieve profitable operations, it cannot predict whether the Company will realize any meaningful growth in the year 2001 or 2002.

THREE AND NINE MONTHS ENDED SEPTEMBER 2001 AND 2000

                The Company's revenues from continuing operations for the three-months ended September 30, 2001 and 2000 were $25,490 and $19,662 respectively. Revenues from continuing operations for the nine months ended September 30, 2001 and 2000 were $85,930 and $60,470, respectively.

                Expenses for the three months ended September 30, 2001 and 2000 were $24,867 and $19,138 respectively. Expenses for the nine months ended September 30, 2001 and 2000 were $88,223 and $30,150, respectively. This increase in expenses is primarily attributable to the acquisition of K-Rad Konsulting, LLC. Such expenses consisted of general corporate administration, legal, professional, accounting and auditing costs, plus certain guaranteed payments/consulting fees.

               Accordingly, the Company realized operating income of $623 for the three months ended September 30, 2001, as compared to an operating income of $524 for the same period in 2000. The Company realized an operating loss of $2,293 for the nine month period ended September 30, 2001 as compared to an operating income of $30,320 for the same period in 2000. The Company received $86,040 in debt forgiveness for the nine month period ended September 30, 2000, which did not recur in same period of 2001. As a result of the foregoing factors, the Company had net income of $1,248 for the three months ended September 30, 2001, as compared to a net income of $524 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company had a net loss of $1,043 as compared to a net income of $116,360 for the same period in 2000.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

           A company has alleged that its reliance on certain actions and representations of the Company with respect to a potential merger between the parties caused it to incur damages. An informal complaint was submitted to the Company relating to this damage claim, but to date, the Company is not aware of the complaint having been filed with any federal or state court. To date the Company has not involved legal counsel in this matter. The Company does not believe there is a basis for any claim against it. The ultimate outcome of this claim, if asserted, cannot be determined. It is reasonably possible that management's assessment of this matter will change over the next year. That change in assessment cannot be determined at September 30, 2001. (Reference is made to the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 2000.)

Item 2.  Changes in Securities
-------  ---------------------

(a) No constituent instruments defining the rights of the holders of the Company's $.001 par value per share common stock have been materially modified during the fiscal quarter ended September 30, 2001.

(b) No rights evidenced by the Company's $.001 par value per share common stock have been materially limited or qualified by the issuance or modification of any other class of securities during the fiscal quarter ended September 30, 2001.

(c) The Company did not sell any equity securities during the fiscal quarter ended September 30, 2001.

(d) The Company is not required to furnish information pursuant to Rule 463 of the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

     During the fiscal quarter ended September 30, 2001, there have not been any material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to indebtedness of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

           No matter has been submitted to a vote of the Company's security holders, through solicitation of proxies or otherwise, during the fiscal quarter ended September 30, 2001.

Item 5.  Other Information
-------  -----------------

     The Company has no additional information to report that would be required to be reported on Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

           Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit      SEC Ref.        Title of Document                         Location
             No.             No.

1            3.1             Amended of Articles of Incorporation         (1)

2            3.2             Bylaws                                       (2)

3            10.1            Consulting Agreement with DDR, Ltd.          (3)
                             dated October 11, 2000

4            10.2            Acquisition Agreement pertaining to          (3)
                             K-Rad Konsulting, LLC, dated
                             October 27, 2000

(1) Incorporated by this reference from the Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 12, 2001.

(2) Incorporated by this reference from the Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on June 28, 2000.

(3) Incorporated by this reference from the Current Report on Form 8-K dated October 31, 2000, filed with the Securities and Exchange Commission on November 13, 2000.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WESTERN MEDIA GROUP CORPORATION




Date: November 14, 2001                        /s/ Konrad Kim
                                               -------------------------------
                                                 By: Konrad Kim, President