Form 10KSB
period 2001-12-31
WESTERN MEDIA GROUP CORP
filed 2002-04-16
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2001.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ...........to...............

Commission File Number 2-71164


                         WESTERN MEDIA GROUP CORPORATION
 ----------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


       Minnesota                                         41-1311718
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)


                     69 Mall Drive, Commack, New York 11725
     -----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  631-543-0085
         --------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:          None

Securities registered under Section 12(g) of the Exchange Act:          None

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

           Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

           State the issuer's revenues for its most recent fiscal year.

           Western Media Group Corporation's revenues from continuing operations for the fiscal year ended December 31, 2001 were $96,823.

           State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

           Aggregate market value of stock held by non-affiliates was approximately, $8,631,615 as of February 22, 2002. There were a total of approximately 10,589,581 shares held by non-affiliates as of such date.

           The Company's stock transfer agent is Computershare, 12039 West Alameda Parkway Suite Z-2, Lakewood, Colorado 80228.

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,744,423 shares outstanding as of February 28, 2002.

           Documents incorporated by reference: None.

           Transitional Small Business Disclosure Format (Check one):
           Yes       No   X
               -----    -----

                                     PART 1
                                     ------

ITEM 1.    DESCRIPTION OF BUSINESS
------     -----------------------

THE COMPANY'S HISTORY
---------------------

           Western Media Group Corporation (the "Company") was organized as Ionic Controls, Inc., a Minnesota corporation, ("Ionics") in July 1977 as a successor to a sole proprietorship engaged in the graphics business. Ionics participated in the oil industry through its subsidiary, Ionic Energy Corporation, participated in the audiophile record business through its subsidiary, Audio Encores, Inc., and medical devices through its subsidiary, Dia-Med, Inc. Ionics effected a four-for-one stock split in July 1978 and a five-for-one stock split in February 1981. On November 6, 1981 Ionics registered and sold 719,850 units ("1981 Units") consisting of one share of Common Stock, one Two-Year Warrant that expired September 30, 1990, and one Three- Year Warrant that expired March 31, 1991. The 1981 Units were sold at an offering price of $0.75.

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

           From July 1991 through October, 2000, the Company had no meaningful assets or operations.

           On October 31, 2000, the Company issued 9,000,000 shares of its common stock to DDR, Ltd. ("DDR") in connection with certain transactions contemplated under a Consulting Agreement dated October 11, 2000 and Acquisition Agreement dated October 27, 2000 (collectively the "DDR Agreements"). These shares were issued following a recapitalization of the Company in which the Company increased the number of authorized shares to 100,000,000, $0.001 par value per share, consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock without designation as to series, rights, or preferences, and a 1 for 10 reverse split in the issued and outstanding common shares. The recapitalization was approved at a meeting of the stockholders held on October 10, 2000. At that meeting, the stockholders also elected Patrick L. Riggs and Raymond T. Minicucci as directors to serve until the next annual meeting of stockholders and until their successors were duly elected and qualified.

           In October, 2000, the board of directors added Konrad Kim as a director in connection with the acquisition of K-Rad Konsulting, LLC, described below.

           On February 1, 2001,Mr. Minicucci resigned as a director. Mr. Minicucci's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, practices or policies. On September 28, 2001, Mr. Riggs resigned as a director and officer of the Company pursuant to a September 28, 2001 settlement agreement. Mr. Riggs' resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, practices or policies.

           On January 1, 2002, Dr. Michael Carvo was appointed as a director in connection with the Company's acquisition of Med-Link, USA, Inc., described below.

K-RAD KONSULTING, LLC
---------------------

           Pursuant to the DDR Agreements, DDR provided consulting services in connection with the Company's acquisition of K-Rad Konsulting, LLC ("KKL") in exchange for Company common stock. In connection with the transaction, the board of directors of the Company appointed Konrad Kim as a director of the Company.

           KKL is a solution provider for Internet infrastructure. KKL offers Internet infrastructure consulting for businesses using what it deems reliable sources of technical help for their computers. KKL offers three main services:
(1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting.

           Furthermore, KKL has adopted the following value and price matching strategy. KKL offers hourly rate pricing at $75.00 per hour. KKL's Retainer Pricing is based on the expected minimum number of hours per month, and project pricing is based on a daily rate (8 hours x $75.00/hour).

           The Company believes that KKL has three different classes of competitors. The first class is the largest and consists of individual proprietors and small consulting firms such as KKL. The second class consists of in-house management information services (MIS) consultants usually employed by larger companies that can afford the fixed cost of a salaried or hourly employee. The third class consists of large network and telecommunications consulting firms (e.g., IBM) that specialize in providing total MIS services to larger companies that choose to out-source.

           Since KKL fits into the first class, which is the largest group, it faces heavy competition. Technology is a critical component of KKL's business and it is important to stay up to date on both equipment and knowledge to remain competitive. Therefore, KKL plans to devote a portion of each year's revenues toward upgrading the equipment and software used in its normal operations. However, there can be no assurance that sufficient funds will be available for necessary equipment and software to enable KKR to effetively compete.

           KKL focuses on servicing the top market segments, which is a target market of medium (100 to 499 employees) and large sized businesses (500 plus employees). KKR has numerous competitors of various sizes and with various specialties seeking clients in the top market segments. Many of the larger and better capitalized competitors cater these companies. Of the smaller competitors, about half appear to favor clients in the top market segments. However, the Company believes KKR can compete successfully by establishing close relationships with client and providing superior services. KKR has found that customers who have established a relationship with a computer consultant or software developer are very loyal as long as the service and results remain acceptable.

           KKR currently has one employee who also serves as the Company's President and a Director. One customer accounted for approximately 93% of KKR's and the Company's revenues for the year ended December 31, 2001.

MED-LINK USA, INC.
------------------

           Effective January 1, 2002, the Company acquired all of the issued and outstanding stock of Med-Link USA, Inc., a privately held New York corporation ("Med-Link") pursuant to a Share Exchange Agreement dated December 28, 2001 (the "Agreement"). As a result of the share exchange, Med-Link is now a wholly owned subsidiary of the Company. The transactions contemplated by the Agreement were intended to be a tax-free exchange pursuant to Section 368 of the Internal Revenue Code of 1986.

         As a result of the share exchange pursuant to the Agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link's shareholders. In exchange, Med-Link's shareholders delivered all of its issued and outstanding stock to the Company. The 400 shares of preferred stock have, in the aggregate, the following characteristics:

           1. Payments - a yearly payment in an amount which shall not exceed equal fifty percent (50%) of (a) the net profits, if any, of Med-Link's business for the period of January 1 through December 31 of the applicable year less (b)
(i) the sum of the net losses of Med-Link's business for all of the years, if any, that the it had net losses less (ii) the sum of the net profits of the Med-Link's business for all years, if any, that it had net profits. The decision on whether any payment to the holders of the preferred shares will be made for any year shall rest in the sole discretion of the Company's Board of Directors, which determination shall be made by February 1 of each year. The Company is not responsible for making any payments to the preferred stock holders from its own funds. The payment, if any, due to the preferred stock holders is payable by March 31 of each year commencing March 31, 2003 for the year-ending December 31 of the prior year.

           2. Transferability - the preferred shares are not transferable without the express written consent of the Company, unless such transfer is made pursuant to the death of the holder.

           3.  Voting Rights - none.

           4.  Liquidation Preference - none.

           The Agreement provided for the appointment of one of Med-Link's shareholders, Dr. Michael Carvo, to the Company's Board upon closing of the share exchange. Dr. Carvo was appointed to the Company's Board on January 1, 2002.

         Prior to the share exchange, there was no material relationship between the Company, or any of its officers, directors or affiliates, and Med-Link, or any of its shareholders, officers, directors or affiliates.

           Med-Link provides a full service communication network to physicians, hospitals and labs, including a Virtual Private Network, Voice-mail and Answering Service. The Virtual Private Network is an Internet based application that allows physicians, from any location with a computer and Internet service, to obtain information, from other physicians, hospitals and laboratories, concerning their patients. This allows a better flow of information between the relevant components of the health system and, importantly, faster reaction times for patient care. Med-Link's voice-mail system allows patients multiple options, including call forwarding, forwarding to an operator at a call center or simply leaving their physician a message. Med-Link's answering service offers a messaging center with trained and medically knowledgeable personnel. These persons are able to locate physicians using e-mail, fax, alpha paging or telephone. Med-Link's services utilize fiber optic communication technologies offered by Cablevision Lightpath.

         Med-Link's Voice Mail and Answering Service is fully operational and is used by Med-Link customers. Med-Link's Virtual Private Network is in the final stages of development, is expected to be operational in May, 2002 and is currently being marketed to doctors and hospitals. Med-Link does not have a formal marketing plan and relies on personal contacts and efforts of its officers.

           Med-Link is currently dependent upon two main clients for most of its business, which comprise nine separate accounts. Med-Link also has a total of 16 employees of which 10 are part-time phone operators.

           Other better capitalized and well established companies offer similar services to those offered by Med-Link. However, Med-Link believes its quality of service, technology and pricing may provide it an advantage.

           Med-Link does not have any trademarks, patents or proprietary technology of its own.

4J'S ENTERPRISES ASSET PURCHASE
-------------------------------

           On January 23, 2002, the Company acquired the computers, servers, monitors, hubs, and other related equipment, from Four J's Enterprises ("4J"). The acquisition was made pursuant to a January 23, 2002 asset purchase agreement.

           The purchase price for the Assets was 2,000,000 shares of the Company's $.001 par value per share common stock. The purchase price paid for the Assets was determined by arm's length negotiation between the parties taking into account the value of the Assets and the value of the Company's common stock.

           The assets will be capitalized and depreciated over an estimated useful life of 5 years using the straight line method. This will result in depreciation expense of approximately $383,000 per year. The depreciation expense is based on per share price of the assets of $1,917,000, which was determined by the average closing price at the Company's common stock for three days after and three days before January 23, 2002 ($1.065) less a 10% discount due to the restricted nature of the common stock conveyed.

           There is no material relationship between 4J and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer.

           The assets had been repossessed by 4J which is in the business of financing the purchase of computer equipment. The Company plans to use the Assets for its own operations as well as for the expansion of the operations of Med-Link and KKR.

WESTERN MEDIA SPORTS HOLDINGS, INC. AND WESTERN MEDIA PUBLISHING CORPORATION
----------------------------------------------------------------------------

           The Company incorporated Western Media Sports Holdings, Inc. and Western Media Publishing Corporation in order to accomplish acquisitions and/or enter into joint venture arrangements. To date, the Company has entred into a letter of intent with respect to Western Media Sports Holdings, Inc. for a potential acquisition of 50.01% of Klein's Acquisition Corp. which intends to acquire 100% of Klein's All Sports Distributors, Inc.

POTENTIAL FUTURE ACQUISITIONS
-----------------------------

           At the present time, the Company intends to seek, investigate, and if warranted, acquire interests in companies other than KKR and Med-Link in exchange for its common stock, and/or cash, to the extent cash is available. While the Company currently intends to search for businesses that have synergies with KKR and Med-Link, the Company may not restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

           The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

           The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders.

           Business opportunities may be available to the Company from various sources, including its officers and directors, consultants, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers, directors and consultants as well as indirect associations between them and other business and professional people.

           Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interests of the Company, such firms may be retained. The Company may also publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

           The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a start-up or new company. The Company may acquire a business opportunity in various stages of its operation.

           In analyzing prospective business opportunities, management will consider such matters as synergies with the Company's existing businesses, available Company technical, financial and managerial resources, working capital and other financial requirements, history of operations, if any, prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of the management, the need for further research, development or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, trade or service marks, name identification and other relevant factors.

           Generally, the Company will analyze all available facts and circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

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

Procedures

           As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and undertake other reasonable procedures.

           The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history, management resumes, financial information, available projections with related assumptions upon which they are based, an explanation of proprietary products and services, evidence of existing patents, trademarks or service marks or rights thereto, present and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates, relevant analysis of risks and competitive conditions, a financial plan of operation and estimated capital requirements, and other information deemed relevant. The Company may not be able to obtain audited financial statements prior to the closing of a transaction and therefore, the actual financial state of a business opportunity may be different than represented. However, the Company will endeavor to obtain audited financial statements prior to the closing of any transaction as well as contractual protection against any material changes not reflected in unaudited financial statements.

Competition

           There is substantial competition in the acquisition of business opportunities by public companies. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

           The Company currently has 4 consultants which it relies upon for its business.

INVESTMENT CONSIDERATIONS

THE COMPANY HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR CURRENT PROSPECTS

           The Company was incorporated in July, 1977. The businesses the Company previously operated were liquidated in the late 1980s and early 1990s. The Company became a corporate shell in 1991 and remained a corporate shell through October 31, 2000. On October 31, the Company acquired KKR. K-Rad began doing business in February, 2000 and, to date, has had limited revenues. On January 1, 2002, the Company acquired Med-Link, which also had had limited revenues to date. Other than the acquisitions of K-Rad and Med-Link, our activities have been very limited.

THE COMPANY MAY HAVE OUTSTANDING LIABILITIES ABOUT WHICH OUR PRESENT MANAGEMENT IS UNAWARE

           Until 1991, the Company operated in several business lines through at least five different subsidiaries. The Company's records are not complete with respect to all transactions between 1977 and 1991, and very few corporate records exist for the period 1992 through 1999. The Company understands that during the period 1992 - October, 2000, the company was dormant and did not engage in any business activity. While the Company does not believe any material liabilities exist, it is possible such liabilities do exist. For example, there may be presently unknown obligations by the Company to pay monies, issue stock or perform specific actions under a contract. While the Company does not believe any such liabilities exist, the incomplete record of transactions makes assurance that none exist impossible.

SUCCESS OF THE COMPANY'S BUSINESS PLAN DEPENDS IN LARGE PART UPON THE CONSUMMATION OF ACQUISITIONS

           The success of our proposed plan of operation will depend, to a great extent, on locating and consummating acquisitions. In these transactions, we intend to exchange Company common tock for all or part of the stock of a privately held company or companies. These companies will become the Company's wholly or partially owned subsidiary (or subsidiaries). After the Company has completed an acquisition, its success will depend on a number of factors, particularly, the operations, financial condition, and management of the acquired entity or entities. The Company's management intends to seek companies with established operating histories. The Company cannot assure it will successfully locate candidates with an established operating history. In addition, if the Company completes an acquisition, its success will largely depend on the skills of the acquired entity's management.

THE COMPANY MAY BE SUBJECT TO UNCERTAINTY IN THE COMPETITIVE ENVIRONMENT OF ACQUISITION TARGETS

           The Company will probably become subject to intense competition in the business areas of its acquired companies. Many industries have experienced rapid growth and have frequently attracted competitors with substantial resources. In many cases, competitors seeking to enter a particular segment of the market may have even greater financial, marketing, technical, human and other resource capabilities than initial industry participants. There can be no assurance that the Company will have the resources to compete effectively in any acquired company's industry.

WE HAVE LIMITED RESOURCES AND LIMITED REVENUES

           We have limited resources. At the present time, our only sources of revenues are KKR and Med-Link and the Company does not expect significant revenues to be generated by either subsidiary in the immediate future. In addition, there can be no assurance that we will obtain significant revenues through the acquisition of other companies or that the Company will be able to operate on a profitable basis.

           The Company intends to avoid becoming an "Investment Company," under the Investment Company Act of 1940, as amended. Therefore, the Company intends to only invest in a manner which will not trigger Investment Company status. There can be no assurance that determinations the Company will ultimately make will allow it to avoid Investment Company status.

THE COMPANY'S AUDITED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 CONTAIN "GOING CONCERN" LANGUAGE

           Our independent auditor prepared a report for the Company's financial statements for the year ended December 31, 2001. The report states we might not be able to continue as a going concern. A "going-concern" opinion indicates that the financial statements are prepared assuming the business will continue as a going-concern, but there can be no guarantee that it will continue as a going concern. The Company is addressing the going concern opinion with its business plan to seek profitable acquisition targets and by running the businesses it has already acquired.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS PLAN

           The Company has had limited revenues to date. The Company will be entirely dependent on its limited financial resources to seek additional acquisitions and run and grow the businesses of KKR and Med-Link. For this reason, the acquisitions of KKR and Med-Link were paid in common stock. There can be no assurance that other potential acquisition candidates will not require payment in cash. The Company cannot, therefore, ascertain, with any certainty, what will be the precise capital requirements for successful execution of its business plan. If the Company's limited resources prove insufficient to implement our plan, due, for example, to the size of the acquisition, the Company may have to seek additional financing. And even if the Company is are successful in completing an acquisition, it may require additional financing for operations or our business growth.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

           There can be no assurance additional financing, if needed, will be available on acceptable terms. It may not be available at all. If additional financing is necessary, but unavailable when needed, the Company may be have to abandon certain of its plans. Any failure to secure necessary, additional financing would have a material adverse effect on continued development and/or growth of the Company's businesses.

           There are no current limitations on the Company's ability to borrow funds to increase the Company's capital to assist KKR or Med-Link or to effect acquisition(s). However, the Company's limited resources and lack of operating history will make it difficult to borrow funds. The amount and nature of the Company's borrowings will depend on, among other things, the Company's capital requirements, perceived ability to meet debt service on borrowings and prevailing financial market and economic conditions. There can be no assurance that debt financing, if sought, would be available on commercially acceptable terms, given the best interests of the Company's business. An inability to borrow funds to acquire companies or to generate funds for the Company's businesses could have a material, adverse effect on the Company's financial condition and future prospects. Even if debt financing is ultimately available, borrowings may subject the Company to risks associated with indebtedness. These risks would include, among other things, interest rate fluctuations and insufficiency of cash flow to pay principal and interest. If these risks were realized, they could lead to a default. Moreover, if a company the Company acquires already has borrowings, we might become liable for them.

THE COMPANY IS UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED ACQUISITION TARGETS

           While the Company expects to consider other potential acquisitions in the future, it cannot, at this point, evaluate the merits or risks of future acquisitions. The Company can neither predict the industry in which an acquisition candidate might operate or risks of particular companies. Although the Company will try to carefully evaluate risks inherent in a particular company or industry, there can be no assurance it will properly ascertain or assess all such risks.

THE COMPANY MAY PURSUE AN ACQUISITION WITH AN ACQUISITION TARGET OPERATING OUTSIDE THE UNITED STATES: SPECIAL ADDITIONAL RISKS RELATING TO DOING BUSINESS IN A FOREIGN COUNTRY

           The Company may acquire a company whose business operations, headquarters, place of formation or primary place of business are outside the United States. If the Company does so, it may face significant additional risks associated with doing business in a foreign country. Language barriers, different presentations of financial information, different business practices, cultural differences may make it difficult to evaluate such a candidate. Moreover, business risks may result from internal political situations, unfamiliar legal systems and/or unclear applications of law. Prejudice against foreigners and corrupt practices may heighten investment risks. Political and economic instability or shifts in policies may exacerbate investment risks in foreign businesses.

REGULATORY AND STATUTORY OBSTACLES MAY HINDER THE COMPANY'S ATTRACTIVENESS TO ACQUISITION CANDIDATES

           The Company seeks out companies desiring to become public companies which wish to provide liquidity to their shareholders. Frequently, these companies wish to enhance their future ability to access the capital markets, without the risk and expense of an initial public offering. Acquisitions, however, do not immediately provide significant capital. An acquisition may create a surviving public company which owns the assets and business of the acquisition target, usually in a subsidiary. The acquisition target's shareholders end up with stock in the public company. We believe the Company will be attractive to potential acquisition targets if our common stock is being quoted by dealers. Regulatory and rule-making authorities have, however, taken steps to make it difficult to enable shell corporations, i.e., those without substantial current business to have dealer quotations for their securities. Regulatory authorities could take action to block quotation by a dealer of our common stock.

THE UNCERTAIN STRUCTURE OF ACQUISITIONS MAY RESULT IN RISKS RELATING TO THE MARKET FOR THE COMPANY'S COMMON STOCK

           The Company may form one or more subsidiaries to help acquire a company. Under certain circumstances, the Company may distribute the securities of subsidiaries to its stockholders. There can be no assurance, however, that a market will develop for the securities of any subsidiary distributed to stockholders. Moreover, there can be no assurance as to what prices such securities might trade, if a market does develop.

TAXATION CONSIDERATIONS MAY IMPACT THE STRUCTURE OF AN ACQUISITION AND POST-ACQUISITION LIABILITIES

           Federal and state tax consequences will, in all likelihood, be major considerations in any acquisition the Company considers. The structure of an acquisition or the distribution of securities to stockholders may determine whether and how the Company, the target or the Company's shareholders will be taxed. The Company will endeavor to structure any transactions to result in tax-free treatment, under applicable federal and state tax provisions, or, to at least minimize federal and state tax consequences. The Company cannot, however, assure that an acquisition will meet statutory requirements for a tax-free reorganization, or that the parties will obtain a tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

THE COMPANY CURRENTLY DEPENDS UPON TWO DIRECTORS AND TWO OFFICERS

           Our ability to successfully complete an acquisition depends on the efforts of the Company's two Directors and Officers. One of the Company's Directors also serves as an, Officer. The Company has not obtained "key man" life insurance on any Officers or Directors. If the Company were to lose the services of any Officer or Director, this could have a material, adverse effect on our ability to achieve the Company's business objectives.

           One of our Officers, who also serves as a Director, Konrad Kim, is also President of KKR. Therefore, he has conflicts of interest in allocating management time between the Company and KKR. We will rely on Mr. Kim's and our other Officer's expertise. In addition, our other Director, Dr. Michael Carvo, is also President of Med-Link. Therefore, he has conflicts of interest in allocating his time between the Company and Med-Link.

THE COMPANY'S TWO OFFICERS AND DIRECTOR HAVE LIMITED EXPERIENCE

           Neither of the Company's Officers has experience in buying and selling businesses. While the Company may be described as a "blind pool" or "blank check" company, to the extent that it seeks further acquisitions, neither has extensive experience as a Director or Officer of such a company.

ONE STOCKHOLDER CURRENTLY OWNS A MAJORITY OF THE COMPANY'S COMMON STOCK

           DDR, Ltd. owns, in the aggregate, 41.6% of the Company's outstanding common stock. DR, Ltd., therefore, has control over the outcome of all matters submitted to the stockholders for approval. This includes not only election of Directors, but also the decision whether to attempt to effect a merger or acquisition.

THE COMPANY DOES NOT EXPECT TO PAY CASH DIVIDENDS

           The Company does not expect to pay dividends on the common stock. Payment of dividends, if any, will depend on the Company's revenues and earnings. It will also depend on capital requirements and the Company's general financial condition. Payment of dividends, if any, will be within the Board of Directors' discretion. The Company presently intends to retain all earnings, if any, for use in its business operations. Accordingly, the Company's Board does not anticipate declaring dividends in the foreseeable future.

LISTING ON OTC BULLETIN BOARD; LIMITED TRADING MARKET

           The Company's common stock is quoted on the over-the-counter Bulletin Board. It has only a limited trading market. There can be no assurance that a more active trading market will develop or, if it does develop, that it will be maintained. No prediction can be made as to the effect, if any, that the sale of shares of common stock or the availability of such securities for sale will have on the market price of the Company's common stock.

           The trading price of the Company's common stock is presently less than $5.00 per share. Therefore, trading in the Company's common stock is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under this rule, broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. These requirement include the broker making an individualized written suitability determination for the purchase. The broker must also receive the purchaser's written consent prior to the transaction. The Company's common stock is also subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with any trades involving a stock defined as a "penny stock." Penny stocks are, generally, any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions. Trading requires the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Such requirements could severely limit the market liquidity of the Company's common stock.

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION: AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING AN ACQUISITION

           The Company's certificate of incorporation authorizes the issuance of 95,000,000 shares of Common Stock. The Company may issue a substantial number of shares in connection with or following acquisition transactions.

           If the Company issues a substantial number of shares of common stock in connection with, or following, an acquisition, a change in control may occur. This could affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. The issuance of a substantial number of shares of common stock may adversely affect the prevailing market price, if any, for the common stock. It could also impair the Company's ability to raise additional capital through the sale of equity securities.

           The Company uses and intends to continue using consultants and third parties to provide services. Some consultants or third parties have been and will be paid in cash, stock, options or other of our securities. This could result in a substantial, additional dilution to investors.

THE COMPANY IS AUTHORIZED TO ISSUE FIVE MILLION SHARES OF AN "UNDESIGNATED" CLASS OF PREFERRED STOCK


           The Company's certificate of incorporation authorizes it to issue of 5,000,000 shares of an undesignated class of stock. With respect to these shares, the Company's Board of Directors may make designations and define various powers, preferences, rights, qualifications, limitations and restrictions, consistent with Minnesota law. The Board of Directors is empowered, without stockholder approval, to issue this stock with rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the undesignated stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.

           400 shares of this undesignated stock were issued in connection with the acquisition of Med-Link as set forth above. The Company does not presently intend to issue any additional shares of undesignated stock. Nevertheless, there can be no assurance the Company will not do so in the future.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

           Some statements in this Form 10-KSB are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the Reform Act. Forward-looking statements may be identified by the use of terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent this Form 10-KSB contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, its actual financial condition, operating results and business performance may differ materially from that projected or estimated by it in the forward-looking statements. The Company has attempted to identify, in context, some of the factors that it believes may cause actual future experience and results to differ from current expectations. Some of these include adverse economic conditions, intense competition, including entry of new competitors, the ability to obtain sufficient financing to support our operations, and variations in costs, beyond our control. In addition, differences may be caused by changes in capital expenditure budgets, inadequate capital, unexpected costs, lower sales and net income, or higher net losses than forecasted. Changes in financial condition, the Company's potential inability to carry out its marketing and sales plans, the possible loss of key executives, and other risks discussed in or alluded to in this Form 10-KSB, may also cause actual results to vary from projections.

ITEM 2.    DESCRIPTION OF PROPERTY
-------    -----------------------

           The Company currently utilizes office space located at 69 Mall Drive in Commack, New York and 560 Broadhollow Road, Suite 201, Melville, New York which are provided free of charge by Company Directors.


ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

           The Company is not currently a party to any pending legal proceeding, nor does the Company know of any proceeding that any governmental authority may be contemplating against the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

           No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001 to a vote of the security holders, through solicitation of proxies or otherwise.




                                     PART 2

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------   ---------------------------------------------------------

           The principal market where the Company's common equity is traded is the National Association of Securities Dealers over-the-counter Bulletin Board. The high and low sales prices of the Company's common stock for each quarter within the last two fiscal years is listed below. On August 15, 2001, the Company's common stock was authorized for quotation on the over-the-counter Bulletin Board after being delisted in 2000. At most times during the last two fiscal years, trades in the Company's common stock were sporadic and therefore, published prices may not represent a liquid and active trading market which would be indicative of any meaningful market value.


                                    HIGH          LOW
                                    ----          ---

1st Quarter 2000     -               --            --

2nd Quarter 2000     -               --            --

3rd Quarter 2000     -               --            --

4th Quarter 2000     -               .50           .12

1st Quarter 2001     -               .12           .12

2nd Quarter 2001     -               --            --

3rd Quarter 2001     -               --            --

4th Quarter 2001     -              1.25           .08

           The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the above quotations is America Online.

           As of March 31, 2002 there was one class of common equity held by approximately 981 holders of record.

           No dividends have been declared by the Company during the last two fiscal years. There are no restrictions which affect or are likely to affect the Company's ability to pay dividends in the future.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

           The following table contains information concerning the Company's only existing equity compensation plans which cover certain officers and consultants. Each of the officers and consultants entered into an agreement with the Company for the provision of services which obligates the Company to pay option compensation.




                     Plan category               Number of securities to be  Weighted average exercise    Number of securities
                                                  issued upon exercise of       price of outstanding    remaining available for
                                                    outstanding options,       options, warrants and        future issuance
                                                    warrants and rights                rights
                     -------------               --------------------------  -------------------------    --------------------
                                                            (a)                         (b)                       (c)

    Equity compensation plans approved by
    security holders                                           0                           0                         0


    Equity compensation plans not approved by           4,400,000                       $.02                 4,400,000
    security holders (1)

    Total                                               4,400,000                       $.02                 4,400,000


(1) The Company entered into a consulting agreement with Munish K. Rametra as of October 1, 2001. Pursuant to the consulting agreement, Mr. Rametra agreed to perform the functions of a corporate general counsel to the Company by providing assistance to WMGC in complying with applicable legal and regulatory requirements imposed by the federal securities laws and state law, assistance with structuring and administration of employee benefit arrangements, assistance in the preparation of, and review of all SEC filings, providing advice to the Company with respect to corporate governance issues, assistance in preparation and analysis of all contracts entered into in the ordinary course of WMGC's business and providing assistance to the Company's outside counsel with respect to litigation or corporate matters as may be reasonably requested.

              Pursuant to the consulting agreement, Mr. Rametra is to receive up to 1,440,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent are issuable on the eight month anniversary of the consulting agreement, unless it is terminated prior to that date. At the time the consulting agreement was entered into, the common stock was trading at $.01 per share. Mr. Rametra also received an option to purchase 1,200,000 shares of common stock at $.02 which will vest on the eight month anniversary of the Consulting Agreement, unless it is terminated prior to that date.

              The term of the consulting agreement with Mr. Rametra is twelve months. In the event that the Company wishes to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $10,000 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.2 million shares of common stock at fair market value on October 1, 2002.

              The Company entered into a consulting agreement with Raymond Vuono as of October 18, 2001. Pursuant to the consulting agreement, Mr. Vuono agreed to provide management consulting services to WMGC. Specifically, the consulting agreement provides that Mr. Vuono has the following principal duties and responsibilities: providing assistance to WGMC with respect to analysis of management performance and hiring and firing of management employees, assistance in the formulation of overall business strategies, assistance in the formulation of marketing and brand strategies, identification of strategic partners, assistance to subsidiaries in extending and reinforcing existing client relationships, and attracting new clients and identification of business inefficiencies and reports to management as to solutions for such inefficiencies.

              Pursuant to the consulting agreement, Mr. Vuono is to receive up to 1,380,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent are issuable on the eight month anniversary of the consulting agreement, unless it is terminated prior to that date. At the time the consulting agreement was entered into, the common stock was trading at $.05 per share. Mr. Vuono also received an option to purchase 1,200,000 shares of common stock at $.02 which will vest on the eight month anniversary of the consulting agreement, unless it is terminated prior to that date.

              The term of the consulting agreement with Mr. Vuono is twelve months. In the event that the Company wishes to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $5,750 per month either
(i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.2 million shares of common stock at fair market value on October 1, 2002.

              The Company entered into a consulting agreement with James Rose as of October 1, 2001. Pursuant to the consulting agreement, Mr. Rose agreed to perform the functions of a Vice President of the Company. Specifically, Rose agreed to assist in managing the Company's business and the businesses of its subsidiaries, perform all necessary administrative functions in maintaining the Company, its businesses and records, manage the

Company's internal financial reporting, assist the Company's outside auditors in their reviews and audits of the Company's financial statements and provide and other services which may be reasonably necessary to the Company or any Company subsidiary.

              Pursuant to the consulting agreement, Mr. Rose is to receive up to 1,200,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent are issuable on the eight month anniversary of the consulting agreement, unless it is terminated prior to that date. At the time the consulting agreement was entered into, the common stock was trading at $.01 per share. Mr. Rose also received an option to purchase 1,000,000 shares of common stock at $.02 which will vest on the eight month anniversary of the consulting agreement, unless it is terminated prior to that date.

           The term of the consulting agreement with Mr. Rose is twelve months. In the event that the Company wishes to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $2,000 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.0 million shares of common stock at fair market value on October 1, 2002.

           On October 1, 2004, Mr. Rose received an option to purchase 500,000 shares of the Company's common stock at $.02 in consideration of his services as a Vice President of the Company. The option expires on October 1, 2004.

           On October 1, 2001, the Konrad Kim received an option to purchase 500,000 of the Company's common stock at $.02 in consideration of his services as the Company's President and sole director. The option expires on October 1, 2004.

RECENT SALES UNREGISTERED SECURITIES
------------------------------------

           In the past three fiscal years, the Company has sold the following securities without registration under the Securities Act of 1933 in reliance on exemptions therefrom:

           In February 2000, Patrick L. Riggs, the Company's former President and a former director, purchased 1,200,000 shares of restricted common stock from the Company for $0.03 per share or $36,000. At the time of the transaction, Mr. Riggs was not an officer, director, or stockholder of the Company. The stock was sold to provide funds necessary to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, and to keep the Company current in its reporting obligations while it sought new business ventures in which to participate. The sale to Mr. Riggs was conducted pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act") in a private transaction.

           In March 2000, the Company paid $10,000 in cash to Thomas Scallen, a former Company officer and director, and issued to him 100,000 shares of restricted common stock in complete satisfaction of all outstanding liabilities owed by the Company to him. The sale of common stock to Mr. Scallen was conducted pursuant to Section 4(2) of the Act in a private transaction.

           On October 31, 2000, the Company issued 9,000,000 shares of restricted common stock to DDR, Ltd. ("DDR") in connection with certain transactions contemplated under a Consulting Agreement dated October 11, 2000 and Acquisition Agreement dated October 27, 2000 and for $900. The sale of common stock to DDR was conducted pursuant to Section 4(2) of the Act in a private transaction.

         In November, 2001, the Company issued 1,080,000, 1,035,000 and 900,000 shares of restricted common stock to Munish Rametra, Ray Vuono and James Rose, respectively, pursuant to the consulting agreements described above. The sales of common stock to Messrs. Rametra, Vuono and Rose were conducted pursuant to
Section 4(2) of the Act in a private transaction on the grounds that each had made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

           Pursuant to a December 3, 2001 agreement, the Company issued 50,000 shares of common stock to Steven Kaston for services to be provided as a finder. The sale of common stock to Mr. Kaston was conducted pursuant to Section 4(2) of the Act in a private transaction.

           Pursuant to a December 24, 2001 agreement, the Company issued 25,000 shares of common stock to Meredith Cagan for services to be provided in creating a business plan for the Company and assisting in possible future capital raises. The sale of stock to Ms. Cagan was conducted pursuant to Section 4(2) of the Act in a private transaction.

           Pursuant to a November 21, 2001 Investment Letter and Subscription Agreement, the Company issued 50,000 shares of its common stock to Lisa Verni for a total purchase price of $9,000. The sale of stock to Ms. Verni was conducted pursuant to Section 4(2) of the Act in a private transaction based on Ms. Verni's investment representations.

           Pursuant to a December 5, 2001 Investment Letter and Subscription Agreement, the Company issued 25,000 shares of its common stock to Stuart Pudell for a total purchase price of $5,000. The sale of stock to Mr. Pudell was conducted pursuant to Section 4(2) of the Act in a private transaction based on Mr. Pudell's investment representations.

           Pursuant to two December 21, 2001 Confidentiality and Non-Disparagement Agreements, the Company issued a total of 1,100,000 shares of common stock to former shareholders of Whyldweb Productions, Inc. and Earl E. Byrd Electronics Corp. with which the Company had previously entered into a share exchange agreement. The sale of stock to these shareholders was conducted pursuant to Section 4(2) of the Act in a private transaction.

           Pursuant to a December 15, 2001 Assignment Agreement among the Company, Med-Link USA, Inc. and Dr. Michael Carvo, the Company issued 120,000 shares of common stock to Dr. Michael Carvo in exchange for the assignment of a debt owed by Med-Line USA, Inc. to Dr. Carvo in the amount of $30,000. The sale of stock to Dr. Carvo was conducted pursuant to Section 4(2) of the Act in a private transaction.

           Pursuant to a December 28, 2001 Share Exchange Agreement between the Company and Med-Link USA, Inc., effective January 1, 2002, the Company exchanged 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link USA, Inc.'s shareholders. In exchange, Med-Link USA, Inc.'s shareholders delivered all of its issued and outstanding stock to the Company. The Share Exchange was accomplished pursuant to Section 4(2) of the Act in a private transaction based on the Med-Link USA, Inc. shareholders investment representations.

           Pursuant to a January 23, 2002 agreement, the Company acquired computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises in exchange for 2,000,000 shares of common stock. The sale of stock to 4J's Enterprises was accomplished pursuant to Section 4(2) of the Act in a private transaction.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------    ---------------------------------------------------------

           At December, 2001 and 2000, the Company had almost no working capital. The Company believes revenue from operations will be sufficient to sustain the Company's operations for the next twelve months. However, management does not believe that the Company will realize meaningful growth unless it obtains additional capital or is able to acquire other technology service companies that can be integrated with the Company's current operations. Even though the Company completed two acquisitions in January, 2002, as described in
Item 1, and has a letter of intent with a company that may allow the Company to achieve profitable operations, it cannot predict whether the Company will realize any meaningful growth in the year 2002.


Years Ended December, 2001 and 2000

           The Company's revenues from continuing operations for the years ended December 31, 2001 and 2000 were $96,823 and $63,945, respectively.

           Expenses for the years ended December 31, 2001 and 2000 were $188,833 and $53,969, respectively. This increase in expenses is primarily attributable to the acquisition of K-Rad Konsulting, LLC. Such expenses consisted of general and administrative expenses, legal, professional, accounting and auditing costs, plus consulting fees.

           The Company had a net loss of $1,465,035 for the year ended December 31, 2001, as compared to a net income of $96,016 for the same period in 2000. During 2001, the Company incurred aborted acquisition costs of $1,375,000, whereas during 2000, it received $86,040 in debt forgiveness.

ITEM 7.    FINANCIAL STATEMENTS
-------    --------------------

           The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------    ---------------------------------------------------------------
           FINANCIAL DISCLOSURE.
           ---------------------

              On October 22, 2001, the Company's independent accountant, Callahan, Johnston & Associates, LLC ("Callahan"), resigned as the Company's independent auditor. The stated reason for the resignation was that the Company moved its offices to New York from Minnesota and would be better served by a certified public accounting firm in new York.

              During the Company's two most recent fiscal years, there were no disagreements with Callahan on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Callahan, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

              For the fiscal years ended December 31, 2000 and December 31, 1999, Callahan's report on the Company's financial statements contained an opinion that there was doubt as to the Company's ability to continue as a going concern. The Company did not disagree with these opinions and they were not the cause for Callahan's resignation.

           On October 22, 2001, the Company retained as its new independent accountant, Farber, Blicht, Eyerman & Herzog, LLP, 255 Executive Drive, Suite 215, Plainview, New York 11803.

                                    PART III
                                    --------

ITEM 9.              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------              -----------------------------------------------------
                     PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
                     -------------------------------- -------------------------


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

           The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Company.

NAME                 AGE        POSITION             DIRECTOR OR OFFICER SINCE
----                 ---        --------             -------------------------

Konrad Kim           30         Director and          October, 2000
                                President

Dr. Michael Carvo    49         Director and          January 1, 2002
                                President of
                                Med-Link, USA, Inc.

           All Directors hold their positions for one year and until their successors are duly elected and qualified. All officers hold their positions at the discretion of the Board of Directors.

           Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Konrad Kim

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

Dr. Michael Carvo

           Dr. Michael Carvo is a family physician, who has been practicing out of Farmingdale, Long Island for over twenty years. Dr. Carvo became involved with Med-Link in 1995, when it was a medical answering service called Communications 2001. Dr. Carvo brings the experience and expertise of a functioning, private practitioner to Med-Link USA, that allows the company to meet the needs of a modern medical office.



SIGNIFICANT EMPLOYEES AND CONSULTANTS

James Rose, Vice President (23)

           Mr. Rose has served as the Company's Vice President since September, 2001, President of Western Media Sports Holdings since November, 2001 and President of Western Media Publishing since February, 2002. Prior to joining the Company, Mr. Rose was a Vice President at Ambassador Capital Group, a company which assisted private companies in going public.


Ray Vuono, Consultant (36)

           Mr. Vuono has served as a consultant to the Company since October, 2001. From June, 1990 to the present, Mr. Vuono has served as President of Rayvon Venture Capital, a private venture capital firm which has invested in and/or managed, numerous private companies.

Munish Rametra, Consultant (31)

           Mr. Rametra has been a consultant to the Company since October, 2001. From October, 1999 through October, 2001, Mr. Rametra was a business and legal consultant with a private consulting firm owned by him. From October, 1995 through October, 1999, Mr. Rametra was an Associate with the law firm of Sullivan & Cromwell.

FAMILY RELATIONSHIPS

           There are no family relationships among the Directors or Officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

           During the past five years, no Director, Executive Officer, Promoter or Control Person of the Company:

           (1) been general partner or executive officer of a business at the time a bankruptcy petition was filed by, or against it;

           (2) been convicted in a criminal proceeding and are not currently subject to a pending criminal proceeding;

           (3) been subject to an order, judgment or decree, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; or

           (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or the Commodity Futures Trading Commission, to have violated a federal of state securities or commodities law.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Not applicable.

ITEM 10.   EXECUTIVE COMPENSATION
--------   ----------------------

           For the fiscal year ended December 31, 2001, the following compensation was paid to the Company's President:




                           SUMMARY COMPENSATION TABLE
                                                                        Long Term Compensation
                                                                        ----------------------
                              Annual Compensation                          Awards                        Payouts
                              -------------------                          ------                        -------
      (a)         (b)     (c)       (d)         (e)                (f)                (g)                 (h)           (i)
   Name and                                                     Restricted                                LTIP
   Principle             Salary    Bonus     Other Annual      Stock Award(s)  Securities Underlying    Payouts      All Other
   Position      Year      ($)      ($)     Compensation ($)          ($)          Options/SARs (#)        ($)    Compensation ($)
   ---------     ----    ------    -----     ------------      --------------  ---------------------    -------      ---------

Konrad Kim,      2001   $39,738      0           0                   0                 500,000            0            0
President
                 2000       0        0           0                   0                      0             0            0

           The Company has no directors, officers, employees or consultants whose total annual compensation exceeded $100,000 for the fiscal year ended December 31, 2001 as computed in accordance with Item 402 of Regulation S-B.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

           The following table sets forth the security ownership of any person who is known the Company to be the beneficial owner of more than five percent of any class of its voting securities as of March 31, 2002:

                                                                (3)
     (1)                    (2)                             Amount and                 (4)
                          Name and                          Nature of
Title of Class      Address of Beneficial Owner        Beneficial Ownership      Percent of Class
--------------------------------------------------------------------------------------------------

preferred           Dr. Michael Carvo                           173                   43.25%

$.01 par            4J's Enterprises                      2,000,000                    9.64%
value per           1215 Court North Drive
share               Melville, New York  11747
common

$.001 par           DDR, Ltd.                             8,636,507                   41.63%
value per           560 Broadhollow Road
share               Suite 304
common              Melville, New York  11747



SECURITY OWNERSHIP OF MANAGEMENT

           The following table sets forth the security ownership of the Company's Directors, Executive Officers and Consultants as of March 31, 2002:


                                                         (3)
    (1)                      (2)                      Amount and                 (4)
                       Name and                       Nature of
Title of Class  Address of Beneficial Owner      Beneficial Ownership       Percent of Class
---------------------------------------------------------------------------------------------

$.001 par        Dr. Michael Carvo, Director           916,335                    4.42%
value per        560 Broadhollow Road
share            Suite 201
common           Melville, New York  11747

preferred        Dr. Michael Carvo                         173                   43.25%

$.001 par (1)    Konrad Kim, President and             600,000                    2.89%
value per        Director
share            69 Mall Drive
common           Commack, New York 11725

$.001 par        Ray Vuono, Consultant                 225,000                    1.08%
value per        69 Mall Drive
share            Commack, New York 11725
common

$.001 par        Munish Rametra, Consultant            278,000                    1.34%
value per        69 Mall Drive
share            Commack, New York 11725
common

$.001 par (1)    James Rose, Consultant                599,000                     2.8%
value per        69 Mall Drive
share            Commack, New York 11725
common
----------------------------------------------------------------------------------------
                 Total (Common)                      2,118,335                    10.21%
                 Total (Preferred)                         173                    43.25%


(1) Includes 500,000 shares issuable upon the exercise of options at $.02 per share granted in October, 2001.




ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

              In February 2000, Patrick L. Riggs purchased 1,200,000 shares of common stock from the Company for $0.03 per share or $36,000. At the time of the transaction, Mr. Riggs was not an officer, director, or stockholder of the Company, but subsequently became a director and officer. The stock was sold to provide funds necessary to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, and to keep the Company current in its reporting obligations while it sought a new business venture in which to participate.

              Pursuant to an October 11, 2000 consulting agreement and in connection with an October 27, 2000 agreement for the acquisition of KKR, the Company issued 9,000,000 shares of its common stock to DDR, Ltd. ("DDR"). The shares were issued in exchange for $900, the acquisition of KKR and the provision of services set forth in the October 11, 2000 agreement. The shares were issued following a recapitalization of the Company in which the Company increased the number of authorized shares to 100,000,000, par value $0.001, consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock without designation as to series, rights, or preferences, and a 1 for 10 reverse split in the issued and outstanding common shares. The recapitalization was approved at a meeting of the stockholders held on October 10, 2000.

           The owners of DDR, Dennis Helfman, Donald Helfman and Bita Azarieh were not affiliated or associated with the Company or its affiliates prior to DDR's transactions with the Company in October, 2000. On October 18, 2001, the Company entered into a consulting agreement with Ray Vuono, as described above Mr. Vuono is a former officer of, and consultant to, DDR.

              Effective January 1, 2002, the Company acquired all of the issued and outstanding stock of Med-Link USA, Inc., a privately held New York corporation ("Med-Link") pursuant to a Share Exchange Agreement dated December 28, 2001 (the "Agreement"). As a result of the share exchange, Med-Link is now a wholly owned subsidiary of the Company and Dr. Michael Carvo, the President and a shareholder of Med-Link, is now a Company director. There was no affiliation or associaton between Med-Link and the Company prior to the Agreement. The transactions contemplated by the Agreement were intended to be a tax-free exchange pursuant to Section 368 of the Internal Revenue Code of 1986.

         As a result of the share exchange pursuant to the Agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link's shareholders. In exchange, Med-Link's four shareholders, including Dr. Carvo, delivered all of its issued and outstanding stock to the Company. The 400 shares of preferred stock have, in the aggregate, the following characteristics:

1. Payments - a yearly payment in an amount which shall not exceed equal fifty percent (50%) of (a) the net profits, if any, of Med-Link's business for the period of January 1 through December 31 of the applicable year less (b) (i) the sum of the net losses of Med-Link's business for all of the years, if any, that the it had net losses less (ii) the sum of the net profits of the Med-Link's business for all years, if any, that it had net profits. The decision on whether any payment to the holders of the preferred shares will be made for any year shall rest in the sole discretion of the Company's Board of Directors, which determination shall be made by February 1 of each year. The Company is not responsible for making any payments to the preferred stock holders from its own funds. The payment, if any, due to the preferred stock holders is payable by March 31 of each year commencing March 31, 2003 for the year-ending December 31 of the prior year.

2. Transferability - the preferred shares are not transferable without the express written consent of the Company, unless such transfer is made pursuant to the death of the holder.

3.    Voting Rights - none.

4.    Liquidation Preference - none.

         The purchase price paid for Med-Link's shares was determined by analysis and valuation of Med-Link's financial condition and projected future cash flows and comparing it to (i) the market price and projected market price of the Company's common stock and (ii) the value of the preferred stock based on Med-Link's projected cash flows.

              During the year ended December, 2001, DDR contributed $21,100 to capital for Company expenses.

           On March 29, 2001, the Company sold certain assets to Konrad Kim, the President of KKR for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured on March 1, 2002 and was extended until March 1, 2003. Accrued interest on this loan was $1,875 for the year ended December 31, 2001. This note is collateralized by 100,000 restricted shares of the Company's common stock owned by Mr. Kim.

           During the year ended December 31, 2001, the Company loaned an additional $37,528 to Mr. Kim. This loan is payable on demand and is non-interest bearing. Imputed interest has been computed on this loan at the rate of 7% per annum.

           On December 15, 2001, the Company entered into an assignment agreement with Dr. Michael Carvo, President of Med-Link USA, Inc., whereby the Company received a $30,000 note receivable, which Med-Link USA, Inc. owed to Dr. Carvo, in exchange for 120,000 shares of the Company's common stock. The note bears interest at 8% per annum. The Company acquired all of the issued and outstanding shares of Med-Link USA, Inc. on January 1, 2002, as set forth above.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
--------   --------------------------------

           On October 26, 2001, the Company filed a Form 8-K relating to the resignation of its independent auditor and hiring of a new independent auditor. On November 2, 2001, the Company amended its previously filed Form 8-K to clarify that its previous independent auditor had not resigned as a result of any disagreements with management.

SEC Ref.
No.      Title of Document
------   ----------------------
3.1      Amended of Articles of Incorporation (1)

3.2      Bylaws (1)

4.1      Common Stock Option dated October 1, 2001 issued to
         Munish K. Rametra (2)

4.2      Common Stock Option dated October 1, 2001 issued to Ray Vuono (2)

4.3      Common Stock Option dated October 1, 2001 issued to James Rose (2)

4.4      Common Stock Option dated October 1, 2001 issued to Konrad Kim

4.5      Common Stock Option dated October 1, 2001 issued to James Rose

10.1     Consulting Agreement with DDR,  Ltd.
         dated October 11, 2000 (3)

10.2     Acquisition Agreement pertaining  to
         K-Rad Konsulting, LLC, dated October 27,  2000 (3)

10.3     Consulting Agreement with Munish K. Rametra dated October 1, 2001 (2)

10.4     Consulting Agreement with Ray Vuono dated October 18, 2001 (2)

10.5     Consulting Agreement with Kames Rose dated October 1, 2001 (2)

10.6 Share Exchange Agreement between the Company and Med-Link USA, Inc. dated December 28, 2001 (4)

10.7 Asset Purchase Agreement between the Company and 4J's Enterprises dated January 23, 2002 (5)

21.1     Subsidiaries of the Registrant

23.1     Consent of Independent Auditor

(1) Incorporated by this reference from the Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on June 28, 2000.

(2) Incorporated by this reference from the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2001.

(3) Incorporated by this reference from the Current Report on Form 8-K dated October 31, 2000, filed with the Securities and Exchange Commission on November 13, 2000.

(4) Incorporated by reference from the Current Report on Form 8-K dated January 10, 2002 filed with the Securities and Exchange Commission on January 15, 2002.

(5) Incorporated by reference from the Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on February 7, 2002.

                                   SIGNATURES
                                   ----------

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2002

(Registrant)  WESTERN MEDIA GROUP CORPORATION


By:             /S/  KONRAD KIM
           -----------------------------------------------------
                     Konrad Kim, President and Director

By:             /S/  DR. MICHAEL CARVO
           ---------------------------------------------------------
                     Dr. Michael Carvo, Director

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

           There were no annual reports to security holders covering the registrant's last fiscal year. There were no proxy statements sent to more than ten of the registrant's security holders with respect to any annual or other meeting of shareholders.

Exhibit 4.4

                         WESTERN MEDIA GROUP CORPORATION

                               COMMON STOCK OPTION

           NEITHER THIS OPTION NOR THE SECURITIES ISSUABLE UPON EXERCISE THEREOF HAVE BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE OR CANADIAN PROVINCE, OR UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THIS OPTION IS RESTRICTED AND MAY NOT BE OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENTS.


Void after October 1, 2004             Right to Purchase 500,000 shares of
                                       Common Stock (subject to adjustment)

PREAMBLE

           Western Media Group Corporation, a Minnesota corporation (the "Company"), hereby certifies that, for value received, Konrad Kim, the holder hereof (the "Holder"), is entitled, subject to the terms set forth below, to purchase from the Company at any time or from time to time before 5:00 P.M. New York time, on October 1, 2004, fully paid and nonassessable shares of the Company's $.001 par value per share common stock (the "Common Stock"). The purchase price per share (the "Purchase Price") shall be, in the event of a purchase at any time during the period commencing on the date hereof and ending on October 1, 2004, $.02. The number of shares of Common Stock and the amount of the Purchase Price are subject to adjustment as provided herein.

           This option is the "Option" (this "Option"), evidencing the right to purchase shares of Common Stock of the Company, issued pursuant to services rendered on behalf of the Company as the Company's President and sole Director. This Option evidences the right to purchase an aggregate of 500,000 shares of Common Stock of the Company, subject to adjustment as provided in this Option.

           As used herein, the following terms, unless the context otherwise requires, have the following respective meanings:

                     (a) The term "Company" includes any corporation, which shall succeed to or assume the obligations of the Company hereunder.

                     (b) The term "Common Stock" includes all stock of any class or classes (however designated) of the Company, authorized on or after the date hereof, the holders of which shall have the right, without limitation as to amount, either to all or to a share of the balance of current dividends and liquidating dividends after the payment of dividends and distributions on any shares entitled to preference, and the holders of which shall ordinarily, in the absence of contingencies, be entitled to vote for the election of a majority of directors of the Company (even though the right so to vote has been suspended by the happening of such a contingency).

                     (c) The term "Other Securities" refers to any stock (other than Common Stock) and other securities of the Company or any other person (corporate or otherwise) which the Holder of this Option at any time shall be entitled to receive, or shall have received, on the exercise of this Option, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to Section 6 or otherwise.

                     (d) The term "Registration Statement" means any registration statement of the Company filed or to be filed with the SEC, which covers any of the Registrable Securities pursuant to the provisions of this Option, including all amendments (including post-effective amendments) and supplements thereto, all exhibits thereto and all material incorporated therein by reference.

                     (e) The term "SEC," "Securities and Exchange Commission" or "Commission" refers to the Securities and Exchange Commission or any other federal agency then administering the Securities Act.

                     (f) The term "Shares" means the Common Stock issued or issuable upon exercise of this Option.

                     (g) The term "Securities Act" means the Securities Act of 1933, as amended, or any successor federal statute, and the rules and regulations of the Securities and Exchange Commission thereunder, all as the same shall be in effect at the time.

                     (h) The term "Securities Exchange Act" means the Securities Exchange Act of 1934, as amended, or any successor federal statute, and the rules and regulations of the Securities and Exchange Commission thereunder, all as the same shall be in effect at the time.


           1.        RESTRICTED STOCK.
                     ----------------

                     1.1 If, at the time of any transfer or exchange (other than a transfer or exchange not involving a change in the beneficial ownership of this Option or the Shares) of this Option or the Shares, this Option or the Shares shall not be registered under the Securities Act, the Company will require, as a condition of allowing such transfer or exchange, that the Holder or transferee of this Option or the Shares, as the case may be, furnish to the Company an opinion of counsel reasonably acceptable to the Company or a "no action" or similar letter from the Securities and Exchange Commission to the effect that such exercise transfer or exchange may be made without registration under the Securities Act. In the case of such transfer or exchange and in the case of an exercise of this Option if the Shares to be issued thereupon are not registered pursuant to the Securities Act, the Company will require a written statement that this Option or the Shares, as the case may be, are being acquired for investment and not with a view to the distribution thereof. The certificates evidencing the Shares issued on the exercise of this Option shall, if such Shares are being sold or transferred without registration under the Securities Act, bear a legend similar to the legend on the face page of this Common Stock Purchase Option.

                     1.2 (a) The Company shall make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act, at all times from and after 90 days following the effective date of the first registration of the Company under the Securities Act of an offering of its securities to the general public.

                     (b) The Company shall file with the Commission in a timely manner all required reports and other documents as the Commission may prescribe under Section 13(a) or 15(d) of the Exchange Act.

                     (c) The Company shall furnish to the Holder of this Option or the Shares designated by the Holder, forthwith upon request, (i) a written statement by the Company as to its compliance with the reporting requirements under the Securities Act (at any time from and after 90 days following the effective date of the first registration statement of the Company for an offering of its securities to the general public) and of the reporting requirements of the Exchange Act, (ii) a copy of the most recent annual or quarterly report of the Company, (iii) any other reports and documents necessary to satisfy the information-furnishing condition to offers and sales under Rule 144A under the Securities Act, and (iv) such other reports and documents as the Holder of this Option or the Shares reasonably requests to avail itself of any rule or regulation of the Commission allowing the Holder to sell any such securities without registration.

           2.        EXERCISE OF OPTION.
                     ------------------

                     2.1 EXERCISE IN FULL. The Holder of this Option may exercise it in full by surrendering this Option, with the form of subscription at the end hereof duly executed by the Holder, to the Company at its principal office. The surrendered Option shall be accompanied by payment, in cash or by certified or official bank check payable to the order of the Company, in the amount obtained by multiplying the number of shares of Common Stock called for on the face of this Option by the applicable Purchase Price.

                     2.2 PARTIAL EXERCISE. This Option may be exercised in part by surrender of this Option in the manner and at the place provided in Subsection 2.1 except that the amount of Common Stock obtained through the exercise shall be calculated by multiplying (a) the number of shares of Common Stock called for on the face of this Option as shall be designated by the Holder in the subscription at the end hereof by (b) the Purchase Price. On any such partial exercise, subject to the provisions of Section 2 hereof, the Company at its expense will forthwith issue and deliver to, or upon the order of the Holder, a new Option or Options of like tenor, in the name of the Holder, calling in the aggregate on the face or faces thereof, for the number of shares of Common Stock equal to the number of such shares called for on the face of this Option minus the number of such shares designated by the Holder in the subscription at the end hereof.

                     2.3 COMPANY ACKNOWLEDGMENT. The Company will, at the time of the exercise, exchange or transfer of this Option, upon the request of the Holder acknowledge in writing its continuing obligation to afford to the Holder any rights (including, without limitation, any right to registration of the Shares) to which the Holder shall continue to be entitled after such exercise or exchange in accordance with the provisions of this Option. If the Holder of this Option shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford to the Holder any such rights.

           3. DELIVERY OF STOCK CERTIFICATES, ETC., ON EXERCISE. As soon as practicable after the exercise of this Option, in full or in part, and in any event within ten business (10) days thereafter, the Company, at its expense, (including the payment by it of any applicable issue taxes) will cause to be issued in the name of and delivered to the Holder, a certificate or certificates for the number of fully paid and nonassessable Shares to which the Holder shall be entitled on such exercise. No fractional Share or scrip representing a fraction of a Share will be issued on exercise, but the number of Shares issuable shall be rounded to the nearest whole Share.

           4.        ADJUSTMENT FOR REORGANIZATION, CONSOLIDATION, MERGER, ETC.
                     ---------------------------------------------------------

                     4.1 MERGER, ETC. If the Company shall (a) effect a reorganization, (b) consolidate with or merge into any other person, or (c) transfer all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company (any such transaction being hereinafter sometimes referred to as a "Reorganization") then, in each such case, the Holder of this Option, on the exercise hereof as provided in Section 2 at any time after the consummation or effective date of such Reorganization (the "Effective Date"), shall receive, in lieu of the Shares issuable on such exercise prior to such consummation or such effective date, the stock and other securities and property (including cash) to which the Holder would have been entitled upon such consummation or in connection with such dissolution, as the case may be, if the Holder had so exercised this Option, immediately prior thereto. The successor corporation in any such Reorganization described in clause (b) or (c) above where the Company will not be the surviving entity (the "Acquiring Company") must agree prior to such Reorganization in a writing satisfactory in form and substance to the Holder that this Option shall continue in full force and effect and the terms hereof shall be applicable to the shares of stock and other securities and property receivable on exercise after the consummation of such Reorganization, and shall be binding upon the issuer of any such stock or other securities (including, in the case of any transfer of properties or assets referred to above, the person acquiring all or substantially all of the properties or assets of the Company). If the Acquiring Company has not so agreed to continue this Option, then the Company shall give 30 days' prior written notice to the Holder of this Option of such Reorganization, during which 30-day period (the "Notice Period") the Holder at its option and upon written notice to the Company shall be able to (i) exercise this Option or any part thereof at an exercise price (the "Discounted Exercise Price") equal to the then prevailing purchase price hereunder discounted at the Discount Rate (as used herein the "Discount Rate" shall mean the then prevailing interest rate on U.S. Treasury Notes issued on (or immediately prior to) the date of such 30-day notice and maturing on October 18, 2004 (or immediately prior thereto), such rate to be compounded annually through October 18, 2004, and in no event to be less than 10% annually); or (ii) on the Effective Date, the Holder of this Option shall be paid an amount (the "Merger Profit Amount") equal to the difference between the fair market value per share of Common Stock of the Company being purchased by the Acquiring Company in the Reorganization and the Discounted Exercise Price described in clause (i) above and the Option shall simultaneously expire. The Merger Profit Amount shall be payable in the same form as the common stockholders of the Company shall be paid by the Acquiring Company for their shares of common stock of the Company. The fair market value of any noncash property received from the Acquiring Company upon the Reorganization shall be determined in good faith by the Board of Directors of the Company, as approved by the Company's stockholders.

                     4.2 DISSOLUTION. Except as otherwise expressly provided in Subsection 5.1, in the event of any dissolution of the Company following the transfer of all or substantially all of its properties or assets, the Company, prior to such dissolution, shall at its expense deliver or cause to be delivered the stock and other securities and property (including cash, where applicable) receivable by the Holder of this Option after the effective date of such dissolution pursuant to this Section 4 to a bank or trust company having its principal office in New York, New York, as trustee for the Holder of this Option.

                     4.3 CONTINUATION OF TERMS. Except as otherwise expressly provided in Subsection 4.1, upon any reorganization, consolidation, merger or transfer (and any dissolution following any transfer) referred to in this
Section 4, this Option shall continue in full force and effect and the terms hereof shall be applicable to the shares of stock and other securities and property receivable on the exercise of this Option after the consummation of such reorganization, consolidation or merger or the effective date of dissolution following any such transfer, as the case may be, and shall be binding upon the issuer of any such stock or other securities, including, in the case of any such transfer, the person acquiring all or substantially all of the properties or assets of the Company, whether or not such person shall have expressly assumed the terms of this Option as provided in Section 4.1.

           5. NO IMPAIRMENT. The Company will not, by amendment of its certificate of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Option, but will, at all times, in good faith, assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holders of this Option against dilution or other impairment. Without limiting the generality of the foregoing, the Company (a) will not increase the par value of any shares of stock receivable on the exercise of this Option above the amount payable therefore on such exercise and (b) will at all times reserve and keep available out of its authorized capital stock, solely for the purpose of issue upon exercise of this Option as herein provided, such number of shares of Common Stock as shall then be issuable upon exercise of this Option in full and shall take all such action as may be necessary or appropriate in order that all shares of Common Stock that shall be so issuable shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof.

           6.        NO DILUTION.
                     -----------

                     (a) In the event the Company shall pay a share dividend or other distribution payable in shares of Common Stock, or the issued shares of Common Stock shall be subdivided, combined or consolidated, by reclassification or otherwise, into a greater or lesser number of shares of Common Stock, the Purchase Price in effect immediately prior (and each Purchase Price in effect subsequent) to such subdivision or combination shall, concurrently with the effectiveness of such subdivision, combination or consolidation, be proportionately adjusted. In the case of a share dividend or other distribution payable in shares of Common Stock such adjustment shall occur as follows: the Purchase Price that is then in effect (and in effect at any time thereafter) shall be decreased or increased, as the case may be, as of the time of such issuance, or in the event a record date is fixed, as of the close of business on such record date, by multiplying or dividing the Purchase Price, as the case may be, then (and therefore) in effect by a fraction (1) the numerator of which is the total number of shares of issued Common Stock immediately prior to the time of such issuance or the close of business on such record date, as the case may be, and (2) the denominator of which is the total number of shares of issued Common Stock immediately prior to the time of such issuance or the close of business on such record date plus the number of shares of Common Stock issuable in payment of such dividend or distribution; provided, however, that, if such record date is fixed and such dividend is not fully paid or if such distribution is not fully made on the date fixed therefore, the Purchase Price shall be recomputed accordingly as of the close of business on such record date and thereafter the Purchase Price shall be adjusted to reflect the actual payment of such dividend or distribution.

                     (b) Upon the occurrence of each adjustment of the Purchase Price pursuant to this Section 6, the Company shall prepare a certificate setting forth such adjustment and showing in detail the facts upon which such adjustment is based.

                     (c) The form of this Option need not be changed because of any change in the Purchase Price pursuant to this Section 6 and any Option issued after such change may state the same Purchase Price and the same number of shares of Common Stock as are stated in this Option as initially issued. However, the Company may at any time in its sole discretion (which shall be conclusive) make any change in the form of this Option that it may deem appropriate and that does not affect the substance thereof. Any Option thereafter issued or countersigned, whether in exchange or substitution for an outstanding Option or otherwise, may be in the form as so changed.

                     (d) In case at any time after the date of this Option:

                               (i) The Company shall declare a dividend (or any
other distribution) on its shares of Common Stock payable otherwise than in cash out of its earned surplus; or

                               (ii) The Company shall authorize any
reclassification of the shares of its Common Stock, or any consolidation or merger to which it is a party and for which approval of any shareholders of the Company is required, or the sale or transfer of all or substantially all of its assets or all or substantially all of its issued and outstanding stock; or

                               (iii) Events shall have occurred resulting in the
voluntary and involuntary dissolution, liquidation or winding up of the Company; then the Company shall cause notice to be sent to the Holder at least twenty
(20) days prior (or ten (10) day prior in any case specified in clause (i) above, or on the date of any case specified in clause (iii) above) to the applicable record date hereinafter specified, a notice stating (1) the date on which a record is to be taken or the purpose of such dividend, distribution or rights, or, if a record is not to be taken, the date as of which the holders of shares of Common Stock of record will be entitled to such dividend, distribution or rights are to be determined or (2) the date on which such reclassification, consolidation, merger, sale, transfer, initial public offering, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of shares of Common Stock or record shall be entitled to exchange their shares for securities or other property deliverable upon such reclassification, consolidation, merger, sale transfer, dissolution, liquidation or winding up. Failure to give any such notice of any defect therein shall not affect the validity of the proceedings referred to in clauses (i),
(ii) and (iii) above.

           7. REPORTING REQUIREMENTS. The Company shall provide written notice to Holder of any "Ineffective Period," as defined below, within two days of the commencement of any Ineffective Period. "Ineffective Period" shall mean any period of time after the effective date of a registration statement covering this Option or the Shares during the term hereof that such registration statement or any supplemental or amended registration statement becomes ineffective or unavailable for use for the sale or resale, as applicable, of any or all of the Shares for any reason (or in the event the prospectus is not current and deliverable).

           8. REPLACEMENT OF OPTIONS. On receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Option and, in the case of any such loss, theft or destruction of this Option, on delivery of an indemnity agreement or security reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, on surrender and cancellation of this Option, the Company at its expense will execute and deliver, in lieu thereof, a new Option of like tenor.

           9. EXPENSES. The Company agrees to pay any and all stamp, transfer and other similar taxes payable or determined to be payable in connection with the execution and delivery of this Option and the issuance of this Option.

           10. OPTION AGENT. The Company may, by written notice to the Holder of this Option, appoint an agent having an office in New York, New York, or U.S. Stock Transfer Corp. for the purpose of issuing Shares on the exercise of this Options pursuant to Section 2, exchanging this Option pursuant to Section 6, and replacing this Option pursuant to Section 8, or any of the foregoing, and thereafter any such issuance, exchange or replacement, as the case may be, shall be made at such office by such agent.

           11. REMEDIES. The Company stipulates that the remedies at law of the Holder of this Option, in the event of any default or threatened default by the Company in the performance of or compliance with any of the terms of this Option, are not and will not be adequate, and that such terms may be specifically enforced by a decree for the specific performance of any agreement contained herein or by an injunction against a violation of any of the terms hereof or otherwise.

           12. NEGOTIABILITY, ETC. This Option is issued upon the following terms, to all of which the Holder or owner hereof, by the taking hereof, consents and agrees:

                               (a) title to this Option may be transferred by
endorsement (by the Holder executing the form of assignment at the end hereof) and delivery in the same manner as in the case of a negotiable instrument transferable by endorsement and delivery;

                               (b) any person in possession of this Option,
properly endorsed, is authorized to represent himself as absolute owner hereof and is empowered to transfer absolute title hereto by endorsement and delivery hereof to a bona fide purchaser hereof for value; each prior taker or owner waives and renounces all of his equities or rights in this Option in favor of each such bona fide purchaser, and each such bona fide purchaser shall acquire absolute title hereto and to all rights represented hereby; and

                               (c) until this Option is transferred on the books
of the Company, the Company may treat the registered holder hereof as the absolute owner hereof for all purposes, notwithstanding any notice to the contrary.

           13. NOTICE, ETC. All notices and other communications from the Company to the Holder of this Option shall be mailed by first class registered or certified airmail, postage prepaid, at such address as may have been furnished to the Company in writing by the Holder.

           14. MISCELLANEOUS. This Option and any term hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. This Option is being delivered in the State of New York and shall be construed and enforced in accordance with and governed by its laws. The headings in this Option are for purposes of reference only, and shall not limit or otherwise affect any of the terms hereof. This Option is being executed as an instrument under seal. All nouns and pronouns used herein shall be deemed to refer to the masculine, feminine or neuter, as the identity of the person or persons to whom reference is made herein may require.

           15. EXPIRATION. The right to exercise this Option shall expire at 5:00 P.M., New York time, on October 1, 2004.

Dated: October 1, 2001        WESTERN MEDIA GROUP CORPORATION
                              By:  /s/  Konrad S. Kim
                              --------------------------
                              Name:     Konrad S. Kim
                              Title: President and Sole Director

                                                                    ATTACHMENT A
                                                                    ------------


                               NOTICE OF EXERCISE

(To be Executed by the Registered Holder in order to Exercise the Option)

           The undersigned holder hereby irrevocably elects to purchase ____ shares of Common Stock of Western Media Group Corporation (the "Company") pursuant to the Common Stock Option void after October 1, 2004 issued by the Company according to the conditions set forth in said warrant and as of the date set forth below.*

Date of Exercise:

Number of Shares be Purchased: __________________________________________

Applicable Purchase Price:

Signature:
Konrad Kim

Address:


* This original Option must accompany this Notice of Exercise.


Exhibit 4.5

                         WESTERN MEDIA GROUP CORPORATION

                               COMMON STOCK OPTION

           NEITHER THIS OPTION NOR THE SECURITIES ISSUABLE UPON EXERCISE THEREOF HAVE BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE OR CANADIAN PROVINCE, OR UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THIS OPTION IS RESTRICTED AND MAY NOT BE OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENTS.


Void after October 1, 2004              Right to Purchase 500,000 shares of
                                        Common Stock (subject to adjustment)

PREAMBLE

           Western Media Group Corporation, a Minnesota corporation (the "Company"), hereby certifies that, for value received, James Rose, the holder hereof (the "Holder"), is entitled, subject to the terms set forth below, to purchase from the Company at any time or from time to time before 5:00 P.M. New York time, on October 1, 2004, fully paid and nonassessable shares of the Company's $.001 par value per share common stock (the "Common Stock"). The purchase price per share (the "Purchase Price") shall be, in the event of a purchase at any time during the period commencing on the date hereof and ending on October 1, 2004, $.02. The number of shares of Common Stock and the amount of the Purchase Price are subject to adjustment as provided herein.

           This option is the "Option" (this "Option"), evidencing the right to purchase shares of Common Stock of the Company, issued pursuant to services rendered on behalf of the Company as the Company's Vice-President. This Option evidences the right to purchase an aggregate of 500,000 shares of Common Stock of the Company, subject to adjustment as provided in this Option.

           As used herein, the following terms, unless the context otherwise requires, have the following respective meanings:

                     (a) The term "Company" includes any corporation, which shall succeed to or assume the obligations of the Company hereunder.

                     (b) The term "Common Stock" includes all stock of any class or classes (however designated) of the Company, authorized on or after the date hereof, the holders of which shall have the right, without limitation as to amount, either to all or to a share of the balance of current dividends and liquidating dividends after the payment of dividends and distributions on any shares entitled to preference, and the holders of which shall ordinarily, in the absence of contingencies, be entitled to vote for the election of a majority of directors of the Company (even though the right so to vote has been suspended by the happening of such a contingency).

                     (c) The term "Other Securities" refers to any stock (other than Common Stock) and other securities of the Company or any other person (corporate or otherwise) which the Holder of this Option at any time shall be entitled to receive, or shall have received, on the exercise of this Option, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to Section 6 or otherwise.

                     (d) The term "Registration Statement" means any registration statement of the Company filed or to be filed with the SEC, which covers any of the Registrable Securities pursuant to the provisions of this Option, including all amendments (including post-effective amendments) and supplements thereto, all exhibits thereto and all material incorporated therein by reference.

                     (e) The term "SEC," "Securities and Exchange Commission" or "Commission" refers to the Securities and Exchange Commission or any other federal agency then administering the Securities Act.

                     (f) The term "Shares" means the Common Stock issued or issuable upon exercise of this Option.

                     (g) The term "Securities Act" means the Securities Act of 1933, as amended, or any successor federal statute, and the rules and regulations of the Securities and Exchange Commission thereunder, all as the same shall be in effect at the time.

                     (h) The term "Securities Exchange Act" means the Securities Exchange Act of 1934, as amended, or any successor federal statute, and the rules and regulations of the Securities and Exchange Commission thereunder, all as the same shall be in effect at the time.


           1.        RESTRICTED STOCK.
                     ----------------

                     1.1 If, at the time of any transfer or exchange (other than a transfer or exchange not involving a change in the beneficial ownership of this Option or the Shares) of this Option or the Shares, this Option or the Shares shall not be registered under the Securities Act, the Company will require, as a condition of allowing such transfer or exchange, that the Holder or transferee of this Option or the Shares, as the case may be, furnish to the Company an opinion of counsel reasonably acceptable to the Company or a "no action" or similar letter from the Securities and Exchange Commission to the effect that such exercise transfer or exchange may be made without registration under the Securities Act. In the case of such transfer or exchange and in the case of an exercise of this Option if the Shares to be issued thereupon are not registered pursuant to the Securities Act, the Company will require a written statement that this Option or the Shares, as the case may be, are being acquired for investment and not with a view to the distribution thereof. The certificates evidencing the Shares issued on the exercise of this Option shall, if such Shares are being sold or transferred without registration under the Securities Act, bear a legend similar to the legend on the face page of this Common Stock Purchase Option.

                     1.2 (a) The Company shall make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act, at all times from and after 90 days following the effective date of the first registration of the Company under the Securities Act of an offering of its securities to the general public.

                     (b) The Company shall file with the Commission in a timely manner all required reports and other documents as the Commission may prescribe under Section 13(a) or 15(d) of the Exchange Act.

                     (c) The Company shall furnish to the Holder of this Option or the Shares designated by the Holder, forthwith upon request, (i) a written statement by the Company as to its compliance with the reporting requirements under the Securities Act (at any time from and after 90 days following the effective date of the first registration statement of the Company for an offering of its securities to the general public) and of the reporting requirements of the Exchange Act, (ii) a copy of the most recent annual or quarterly report of the Company, (iii) any other reports and documents necessary to satisfy the information-furnishing condition to offers and sales under Rule 144A under the Securities Act, and (iv) such other reports and documents as the Holder of this Option or the Shares reasonably requests to avail itself of any rule or regulation of the Commission allowing the Holder to sell any such securities without registration.

           2.        EXERCISE OF OPTION.
                     ------------------

                     2.1 EXERCISE IN FULL. The Holder of this Option may exercise it in full by surrendering this Option, with the form of subscription at the end hereof duly executed by the Holder, to the Company at its principal office. The surrendered Option shall be accompanied by payment, in cash or by certified or official bank check payable to the order of the Company, in the amount obtained by multiplying the number of shares of Common Stock called for on the face of this Option by the applicable Purchase Price.

                     2.2 PARTIAL EXERCISE. This Option may be exercised in part by surrender of this Option in the manner and at the place provided in Subsection 2.1 except that the amount of Common Stock obtained through the exercise shall be calculated by multiplying (a) the number of shares of Common Stock called for on the face of this Option as shall be designated by the Holder in the subscription at the end hereof by (b) the Purchase Price. On any such partial exercise, subject to the provisions of Section 2 hereof, the Company at its expense will forthwith issue and deliver to, or upon the order of the Holder, a new Option or Options of like tenor, in the name of the Holder, calling in the aggregate on the face or faces thereof, for the number of shares of Common Stock equal to the number of such shares called for on the face of this Option minus the number of such shares designated by the Holder in the subscription at the end hereof.

                     2.3 COMPANY ACKNOWLEDGMENT. The Company will, at the time of the exercise, exchange or transfer of this Option, upon the request of the Holder acknowledge in writing its continuing obligation to afford to the Holder any rights (including, without limitation, any right to registration of the Shares) to which the Holder shall continue to be entitled after such exercise or exchange in accordance with the provisions of this Option. If the Holder of this Option shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford to the Holder any such rights.

           3. DELIVERY OF STOCK CERTIFICATES, ETC., ON EXERCISE. As soon as practicable after the exercise of this Option, in full or in part, and in any event within ten business (10) days thereafter, the Company, at its expense, (including the payment by it of any applicable issue taxes) will cause to be issued in the name of and delivered to the Holder, a certificate or certificates for the number of fully paid and nonassessable Shares to which the Holder shall be entitled on such exercise. No fractional Share or scrip representing a fraction of a Share will be issued on exercise, but the number of Shares issuable shall be rounded to the nearest whole Share.

           4.        ADJUSTMENT FOR REORGANIZATION, CONSOLIDATION, MERGER, ETC.
                     ---------------------------------------------------------

                     4.1 MERGER, ETC. If the Company shall (a) effect a reorganization, (b) consolidate with or merge into any other person, or (c) transfer all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company (any such transaction being hereinafter sometimes referred to as a "Reorganization") then, in each such case, the Holder of this Option, on the exercise hereof as provided in Section 2 at any time after the consummation or effective date of such Reorganization (the "Effective Date"), shall receive, in lieu of the Shares issuable on such exercise prior to such consummation or such effective date, the stock and other securities and property (including cash) to which the Holder would have been entitled upon such consummation or in connection with such dissolution, as the case may be, if the Holder had so exercised this Option, immediately prior thereto. The successor corporation in any such Reorganization described in clause (b) or (c) above where the Company will not be the surviving entity (the "Acquiring Company") must agree prior to such Reorganization in a writing satisfactory in form and substance to the Holder that this Option shall continue in full force and effect and the terms hereof shall be applicable to the shares of stock and other securities and property receivable on exercise after the consummation of such Reorganization, and shall be binding upon the issuer of any such stock or other securities (including, in the case of any transfer of properties or assets referred to above, the person acquiring all or substantially all of the properties or assets of the Company). If the Acquiring Company has not so agreed to continue this Option, then the Company shall give 30 days' prior written notice to the Holder of this Option of such Reorganization, during which 30-day period (the "Notice Period") the Holder at its option and upon written notice to the Company shall be able to (i) exercise this Option or any part thereof at an exercise price (the "Discounted Exercise Price") equal to the then prevailing purchase price hereunder discounted at the Discount Rate (as used herein the "Discount Rate" shall mean the then prevailing interest rate on U.S. Treasury Notes issued on (or immediately prior to) the date of such 30-day notice and maturing on October 18, 2004 (or immediately prior thereto), such rate to be compounded annually through October 18, 2004, and in no event to be less than 10% annually); or (ii) on the Effective Date, the Holder of this Option shall be paid an amount (the "Merger Profit Amount") equal to the difference between the fair market value per share of Common Stock of the Company being purchased by the Acquiring Company in the Reorganization and the Discounted Exercise Price described in clause (i) above and the Option shall simultaneously expire. The Merger Profit Amount shall be payable in the same form as the common stockholders of the Company shall be paid by the Acquiring Company for their shares of common stock of the Company. The fair market value of any noncash property received from the Acquiring Company upon the Reorganization shall be determined in good faith by the Board of Directors of the Company, as approved by the Company's stockholders.

                     4.2 DISSOLUTION. Except as otherwise expressly provided in Subsection 5.1, in the event of any dissolution of the Company following the transfer of all or substantially all of its properties or assets, the Company, prior to such dissolution, shall at its expense deliver or cause to be delivered the stock and other securities and property (including cash, where applicable) receivable by the Holder of this Option after the effective date of such dissolution pursuant to this Section 4 to a bank or trust company having its principal office in New York, New York, as trustee for the Holder of this Option.

                     4.3 CONTINUATION OF TERMS. Except as otherwise expressly provided in Subsection 4.1, upon any reorganization, consolidation, merger or transfer (and any dissolution following any transfer) referred to in this
Section 4, this Option shall continue in full force and effect and the terms hereof shall be applicable to the shares of stock and other securities and property receivable on the exercise of this Option after the consummation of such reorganization, consolidation or merger or the effective date of dissolution following any such transfer, as the case may be, and shall be binding upon the issuer of any such stock or other securities, including, in the case of any such transfer, the person acquiring all or substantially all of the properties or assets of the Company, whether or not such person shall have expressly assumed the terms of this Option as provided in Section 4.1.

           5. NO IMPAIRMENT. The Company will not, by amendment of its certificate of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Option, but will, at all times, in good faith, assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holders of this Option against dilution or other impairment. Without limiting the generality of the foregoing, the Company (a) will not increase the par value of any shares of stock receivable on the exercise of this Option above the amount payable therefore on such exercise and (b) will at all times reserve and keep available out of its authorized capital stock, solely for the purpose of issue upon exercise of this Option as herein provided, such number of shares of Common Stock as shall then be issuable upon exercise of this Option in full and shall take all such action as may be necessary or appropriate in order that all shares of Common Stock that shall be so issuable shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof.

           6.        NO DILUTION.

                     (a) In the event the Company shall pay a share dividend or other distribution payable in shares of Common Stock, or the issued shares of Common Stock shall be subdivided, combined or consolidated, by reclassification or otherwise, into a greater or lesser number of shares of Common Stock, the Purchase Price in effect immediately prior (and each Purchase Price in effect subsequent) to such subdivision or combination shall, concurrently with the effectiveness of such subdivision, combination or consolidation, be proportionately adjusted. In the case of a share dividend or other distribution payable in shares of Common Stock such adjustment shall occur as follows: the Purchase Price that is then in effect (and in effect at any time thereafter) shall be decreased or increased, as the case may be, as of the time of such issuance, or in the event a record date is fixed, as of the close of business on such record date, by multiplying or dividing the Purchase Price, as the case may be, then (and therefore) in effect by a fraction (1) the numerator of which is the total number of shares of issued Common Stock immediately prior to the time of such issuance or the close of business on such record date, as the case may be, and (2) the denominator of which is the total number of shares of issued Common Stock immediately prior to the time of such issuance or the close of business on such record date plus the number of shares of Common Stock issuable in payment of such dividend or distribution; provided, however, that, if such record date is fixed and such dividend is not fully paid or if such distribution is not fully made on the date fixed therefore, the Purchase Price shall be recomputed accordingly as of the close of business on such record date and thereafter the Purchase Price shall be adjusted to reflect the actual payment of such dividend or distribution.

                     (b) Upon the occurrence of each adjustment of the Purchase Price pursuant to this Section 6, the Company shall prepare a certificate setting forth such adjustment and showing in detail the facts upon which such adjustment is based.

                     (c) The form of this Option need not be changed because of any change in the Purchase Price pursuant to this Section 6 and any Option issued after such change may state the same Purchase Price and the same number of shares of Common Stock as are stated in this Option as initially issued. However, the Company may at any time in its sole discretion (which shall be conclusive) make any change in the form of this Option that it may deem appropriate and that does not affect the substance thereof. Any Option thereafter issued or countersigned, whether in exchange or substitution for an outstanding Option or otherwise, may be in the form as so changed.

                     (d) In case at any time after the date of this Option:

                               (i) The Company shall declare a dividend (or any
other distribution) on its shares of Common Stock payable otherwise than in cash out of its earned surplus; or

                               (ii) The Company shall authorize any
reclassification of the shares of its Common Stock, or any consolidation or merger to which it is a party and for which approval of any shareholders of the Company is required, or the sale or transfer of all or substantially all of its assets or all or substantially all of its issued and outstanding stock; or

                               (iii) Events shall have occurred resulting in the
voluntary and involuntary dissolution, liquidation or winding up of the Company; then the Company shall cause notice to be sent to the Holder at least twenty
(20) days prior (or ten (10) day prior in any case specified in clause (i) above, or on the date of any case specified in clause (iii) above) to the applicable record date hereinafter specified, a notice stating (1) the date on which a record is to be taken or the purpose of such dividend, distribution or rights, or, if a record is not to be taken, the date as of which the holders of shares of Common Stock of record will be entitled to such dividend, distribution or rights are to be determined or (2) the date on which such reclassification, consolidation, merger, sale, transfer, initial public offering, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of shares of Common Stock or record shall be entitled to exchange their shares for securities or other property deliverable upon such reclassification, consolidation, merger, sale transfer, dissolution, liquidation or winding up. Failure to give any such notice of any defect therein shall not affect the validity of the proceedings referred to in clauses (i),
(ii) and (iii) above.

           7. REPORTING REQUIREMENTS. The Company shall provide written notice to Holder of any "Ineffective Period," as defined below, within two days of the commencement of any Ineffective Period. "Ineffective Period" shall mean any period of time after the effective date of a registration statement covering this Option or the Shares during the term hereof that such registration statement or any supplemental or amended registration statement becomes ineffective or unavailable for use for the sale or resale, as applicable, of any or all of the Shares for any reason (or in the event the prospectus is not current and deliverable).

           8. REPLACEMENT OF OPTIONS. On receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Option and, in the case of any such loss, theft or destruction of this Option, on delivery of an indemnity agreement or security reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, on surrender and cancellation of this Option, the Company at its expense will execute and deliver, in lieu thereof, a new Option of like tenor.

           9. EXPENSES. The Company agrees to pay any and all stamp, transfer and other similar taxes payable or determined to be payable in connection with the execution and delivery of this Option and the issuance of this Option.

           10. OPTION AGENT. The Company may, by written notice to the Holder of this Option, appoint an agent having an office in New York, New York, or U.S. Stock Transfer Corp. for the purpose of issuing Shares on the exercise of this Options pursuant to Section 2, exchanging this Option pursuant to Section 6, and replacing this Option pursuant to Section 8, or any of the foregoing, and thereafter any such issuance, exchange or replacement, as the case may be, shall be made at such office by such agent.

           11. REMEDIES. The Company stipulates that the remedies at law of the Holder of this Option, in the event of any default or threatened default by the Company in the performance of or compliance with any of the terms of this Option, are not and will not be adequate, and that such terms may be specifically enforced by a decree for the specific performance of any agreement contained herein or by an injunction against a violation of any of the terms hereof or otherwise.

           12. NEGOTIABILITY, ETC. This Option is issued upon the following terms, to all of which the Holder or owner hereof, by the taking hereof, consents and agrees:

                               (a) title to this Option may be transferred by
endorsement (by the Holder executing the form of assignment at the end hereof) and delivery in the same manner as in the case of a negotiable instrument transferable by endorsement and delivery;

                               (b) any person in possession of this Option,
properly endorsed, is authorized to represent himself as absolute owner hereof and is empowered to transfer absolute title hereto by endorsement and delivery hereof to a bona fide purchaser hereof for value; each prior taker or owner waives and renounces all of his equities or rights in this Option in favor of each such bona fide purchaser, and each such bona fide purchaser shall acquire absolute title hereto and to all rights represented hereby; and

                               (c) until this Option is transferred on the books
of the Company, the Company may treat the registered holder hereof as the absolute owner hereof for all purposes, notwithstanding any notice to the contrary.

           13. NOTICE, ETC. All notices and other communications from the Company to the Holder of this Option shall be mailed by first class registered or certified airmail, postage prepaid, at such address as may have been furnished to the Company in writing by the Holder.

           14. MISCELLANEOUS. This Option and any term hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. This Option is being delivered in the State of New York and shall be construed and enforced in accordance with and governed by its laws. The headings in this Option are for purposes of reference only, and shall not limit or otherwise affect any of the terms hereof. This Option is being executed as an instrument under seal. All nouns and pronouns used herein shall be deemed to refer to the masculine, feminine or neuter, as the identity of the person or persons to whom reference is made herein may require.

           15. EXPIRATION. The right to exercise this Option shall expire at 5:00 P.M., New York time, on October 1, 2004.




Dated: October 1, 2001          WESTERN MEDIA GROUP CORPORATION

                                   By:    /s/ Konrad S. Kim
                                          -----------------
                                   Name:  Konrad S. Kim
                                   Title: President and Sole Director

                                                                   ATTACHMENT A
                                                                   ------------


                               NOTICE OF EXERCISE

(To be Executed by the Registered Holder in order to Exercise the Option)

           The undersigned holder hereby irrevocably elects to purchase ____ shares of Common Stock of Western Media Group Corporation (the "Company") pursuant to the Common Stock Option void after October 1, 2004 issued by the Company according to the conditions set forth in said warrant and as of the date set forth below.*

Date of Exercise:

Number of Shares be Purchased: __________________________________________

Applicable Purchase Price:

Signature:
James Rose

Address:


* This original Option must accompany this Notice of Exercise.

                         WESTERN MEDIA GROUP CORPORATION

                  (CONSOLIDATED CONDENSED FINANCIAL STATEMENTS)

                                      INDEX




                                   PAGE NUMBER
                                   -----------


         Independent Auditor's Report                                  F-1 - F-2

         Consolidated Balance Sheet December 31, 2001                        F-3

         Consolidated Statements of Operations
         for the years ended December 31, 2001
         and 2000 and for the period from
         August 1, 1991 through December 31, 2001                            F-4

         Consolidated Statement of Shareholders'
         Equity (Deficit) for the years ended
         December 31, 2001 and 2000 and for the
         period from August 1, 1991 through
         December 31, 2001                                             F-5 - F-6

         Consolidated Statement of Cash Flows for the year ended
         December 31, 2001 and 2000 and for the period from August 1,
         1991 through
         December 31, 2001                                                   F-7

         Notes to Consolidated Financial Statements                   F-8 - F-19

FARBER, BLICHT, EYERMAN & HERZOG, LLP
Certified Public Accountants

                     255 Executive Drive           Telephone: (516) 576-7040
                     Suite 215                     Facsimile:  (516) 576-1232
                     Plainview, NY 11803-1715      Website: www.fbehcpa.com
                                                   E-mail:   info@fbehcpa.com


Stockholders and Board of Directors
Western Media Group Corporation
 (A Development Stage Company)
Commack, New York


         We have audited the accompanying consolidated balance sheet of Western Media Group Corporation as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Media Group Corporation as of December 31, 2001 and the results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a substantial net loss in 2001 and is dependent upon certain stockholders to provide, among other things, working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in addressing these matters are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.




Plainview, New York
March 22, 2002

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


CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
April 4, 2001

================================================================================
              7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
                  Telephone: (952) 858-7207 Fax: (952) 858-7202
                        Email: callahan_johnston@msn.com



                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001

ASSETS
------

Current assets:
 Cash                                                                $    6,531
 Notes receivable - related parties                                      67,528
 Prepaid expenses                                                         1,975
                                                                     ----------

         Total current assets                                            76,034

 Office equipment net of accumulated
   depreciation of $1,233                                                 1,139
 Long term note receivable - related party                               25,000
                                                                     ----------


         Total assets                                                $  102,173
                                                                     ==========



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accrued expenses                                                    $   76,212
                                                                     ----------

         Total current liabilities                                       76,212
                                                                     ----------

Stockholders' equity:
 Preferred stock: undesignated, 5,000,000 shares
  unauthorized: none issued and outstanding
 Common stock: $.001 par value;
  95,000,000 shares authorized; 16,889,323
  shares issued and outstanding                                          16,889
 Additional paid-in capital                                           2,497,951
 Accumulated deficit                                                   (943,064)
 Deficit accumulated during the
   development stage                                                 (1,411,740)
 Deferred charges                                                      (134,075)
                                                                     ----------

         Total stockholders' equity                                      25,961
                                                                     ----------

         Total liabilities and stockholders' equity                  $  102,173
                                                                     ==========




                 The accompanying notes are an integral part of
                            the financial statements.



                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               FOR THE
                                                                                             PERIOD FROM
                                                                                           AUGUST 1, 1991
                                                            FOR THE YEARS ENDED                   TO
                                                                DECEMBER 31,                 DECEMBER 31,
                                                         -------------------------           ------------
                                                          2001             2000                   2001
                                                          ----             ----                   ----

Sales                                               $     96,823        $   63,945            $   160,768
                                                    ------------        ----------            -----------

Costs and expenses:
 Operating & administrative                              187,599            50,435                280,755
 Depreciation                                              1,234             3,534                  4,768
                                                     -----------        ----------            -----------
                                                         188,833            53,969                285,523
                                                     -----------        ----------            -----------

Operating income (loss)                                  (92,010)            9,976               (124,755)
                                                     -----------        ----------            -----------

Other income (expense):
 Debt forgiveness                                          -                86,040                 86,040
 Cost of aborted acquisition                          (1,375,000)            -                 (1,375,000)
 Interest income                                           1,975             -                      1,975
                                                     -----------        ----------            -----------
                                                      (1,373,025)           86,040             (1,286,985)
                                                     -----------        ----------            -----------

Net income (loss)                                    $(1,465,035)       $   96,016            $(1,411,740)
                                                     ===========        ==========            ===========

Basic earnings (loss) per share                      $      (.12)       $      .04
                                                     ===========        ==========

Weighted average number of
 shares outstanding                                   12,148,158         2,479,858
                                                     ===========        ==========



                   The accompanying notes are an integral part
                          of the financial statements.



                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

             CONSOLIATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                               SURPLUS
                                                                                              (DEFICIT)
                                            COMMON STOCK                                      ACCUMULATED
                                      ----------------------     ADDITIONAL                     DURING
                                             NUMBER OF           PAID-IN      ACCUMULATED    DEVELOPMENT
                                       SHARES         AMOUNT     CAPITAL        DEFICIT         STAGE           TOTAL
                                       ------         ------     -------        -------         -----           -----
Reentrance into deveopment stage
 (August 1, 1991)                     1,199,310      $1,199      $856,046      $(943,064)       $  -          $(85,819)
Net loss: August 1, 1991 to
 December 31, 1991                         -           -             -              -              -              -
Net income (loss) - 1992                   -           -             -              -            (42,721)      (42,721)
Net income (loss) - 1993                   -           -             -              -               -             -
Net income (loss) - 1994                   -           -             -              -               -             -
Net income (loss) - 1995                   -           -             -              -               -             -
Net income (loss) - 1996                   -           -             -              -               -             -
Net income (loss) - 1997                   -           -             -              -               -             -
Net income (loss) - 1998                   -           -             -              -               -             -
Net income (loss) - 1999                   -           -             -              -               -             -
                                      ---------      ------       -------        -------         -------       -------

December 31, 1999                     1,199,310       1,199       856,046       (943,064)        (42,721)     (128,540)

Stock issuance on March 16, 2000
 in settlement of indebtedness
 to former officer                      100,000         100         9,900           -               -           10,000
Stock issuance on March 16, 2000
 at $.03 per share, net of
 issusance costs of $1,125            1,200,000       1,200        32,675           -               -           33,875
Equity contribution to cover
 administrative expenses                   -           -            8,923           -               -            8,923
Issuance of shares as part of
 DDR agreements                       9,000,000       9,000        (8,100)          -               -              900
Net income - 2000                          -           -             -              -             96,016        96,016
                                      ---------     -------      --------       --------        --------      --------
December 31, 2000                    11,499,310     $11,499      $899,444     $(943,064)        $ 53,295      $ 21,174




                   The accompanying notes are an integral part
                          of the financial statements.



                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

                                   (continued)

                                                                                               SURPLUS
                                                                                              (DEFICIT)
                                            COMMON STOCK                                      ACCUMULATED
                                      ----------------------     ADDITIONAL                     DURING
                                             NUMBER OF           PAID-IN      ACCUMULATED    DEVELOPMENT
                                       SHARES         AMOUNT     CAPITAL        DEFICIT         STAGE           TOTAL
                                       ------         ------     -------        -------         -----           -----
Balance at December 31, 2000
 (brought forward)                    11,499,310       $11,499     $899,444    $(943,064)     $    53,295      $   21,174

Cash contributed by DDR                     -             -          21,100         -                -             21,100
Shares issued in connection with
 assignment of indebtedness              120,000           120       29,880         -                -             30,000
Shares issued in connection with
 confidential and non-disparagement
 agreement relating to an aborted
 acquisition                           1,100,000         1,100    1,373,900         -                -          1,375,000
Shares issued for cash consideration      75,000            75       13,925         -                -             14,000
Shares issued and to be issued for
 consulting services to be rendered    4,095,000         4,095      158,755         -                -            162,850
Shares issued for services rendered
Imputed interest on officer/
  stockholder loan                         -              -             947         -                -                947
Other                                         13          -            -
Net loss                                   -              -            -            -          (1,465,035)     (1,465,035)
Less deferred and prepaid charges          -              -            -            -                -           (134,075)
                                      ----------       -------   ----------    ---------      -----------      ----------

Balance at December 31, 2001          16,889,323       $16,749   $3,497,951   $(943,064)      $(1,411,740)     $   25,961
                                      ==========       =======   ==========   =========       ===========      ==========


    The accompanying notes are an integral part of the financial statements.



                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       PERIOD FROM
                                                                                                      AUGUST 1, 1991
                                                                    FOR THE YEAR ENDED                       TO
                                                                         DECEMBER 31,                  DECEMBER 31,
                                                                    --------------------                ------------
                                                                   2001            2000                   2001
                                                                   ----            ----                   ----
Cash flows from operating activities:
 Net income (loss)                                             $(1,465,035)      $ 96,016             $(1,411,740)
 Adjustments to reconcile net income
 (loss) to cash flows provided by
 (used in) operating activities:
   Depreciation                                                      1,234          3,534                   4,768
   Debt forgiveness                                                  -            (86,040)                (86,040)
   Issuance of common shares for
    consulting and other services
    rendered                                                     1,403,775           -                  1,403,775
   Inputed interest on officer's loan                                  947           -                        947
   Accounts receivable                                               2,640         (2,640)                   -
   Loan receivable                                                  (1,975)        (5,000)                 (6,975)
   Accrued expenses and other
    current liabilities                                             61,147        (17,434)                 84,956
                                                               -----------       --------             -----------

Cash flows provided by (used in)
 operating activities                                                2,733        (11,564)                (10,309)
                                                               -----------       --------             -----------

Cash flows from financing activities:
  Issuance of common stock                                          35,100         43,698                  78,798
  Advances to officer/shareholder                                  (37,528)          -                    (37,528)
                                                               -----------       --------             -----------

Cash flows provided by (used in)
 financing activities                                               (2,428)        43,698                  41,270
                                                               -----------       --------             -----------

Cash flows from investing activities:
 Purchase of equipment                                               -            (18,362)                (18,362)
 Investments in partnerships                                         -             (7,546)                 (7,546)
                                                               -----------       --------             -----------

Cash flows used in investing
 activities                                                          -            (25,908)                (25,908)
                                                               -----------       --------             -----------

Increase in cash                                                       305          6,226                   5,053
Beginning of period                                                  6,226           -                      1,478
                                                               -----------       --------             -----------

End of period                                                  $     6,531       $  6,226             $     6,531
                                                               ===========       ========             ===========

Non-cash financing activities:
 Reference is made to financial statements notes for certain non-cash financing activities.

                   The accompanying notes are an integral part
                          of the financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           NATURE OF BUSINESS
           ------------------

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

                  Under the DDR Agreements, DDR agreed to provide over a period of one-year consulting services to the Company in connection with private and public financing, securities,broker and investor relations, and mergers and acquisitions, including the acquisition of K-Rad Konsulting, LLC, of Huntington, New York ("KKL") which was a wholly owned subsidiary of DDR. In consideration for such services, the Company agreed to sell to DDR 9,000,000 post-reverse split shares for $900 and the acquisition of KKL. Pursuant to the verbal agreement of the parties to modify the terms of the written DDR Agreements, the Company issued 9,000,000 shares of common stock to acquire all of the member interest in KKL from DDR, and DDR agreed to continue to provide the consulting services described in the DDR Agreements in consideration for the benefits derived from the Company common stock issued to DDR. The acquisition of KKL was accounted for as pooling of interests in the December 31, 2000 financial statements. KKL was formed February 10, 2000 as this acquisition had no effect on the Company's historical financial statements. The purchase price was determined through arm's-length negotiations between the Company and DDR on the basis of the net assets of KKL and the goodwill associated with the business. The owners of DDR were not affiliated or associated with the Company or its affiliates prior to the acquisition. The Company entered into a consulting agreement with one of the former officers and consultants to DDR in October, 2001 (see Note 6a).

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           NATURE OF BUSINESS (continued)
           ------------------

                 As of December 31, 2001, DDR owns approximately 53% of the Company's outstanding common shares.

                 K-Rad Konsulting, LLC is engaged in the business of providing computer network and software systems, consulting, installation, and maintenance services to businesses. All of the operating income and a significant amount of the operating expenses shown in the accompanying consolidated statement of operations are those of KKL.

           PRINCIPLES OF CONSOLIDATION
           ---------------------------

                 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, KKL. All intercompany transactions and balances have been eliminated in consolidation.

           DEPRECIATION AND AMORTIZATION
           -----------------------------

                 The Company depreciates its equipment on the straight-line method for financial reporting purposes, over a five year period. For tax reporting purposes, the Company uses accelerated methods of depreciation. Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time equipment is retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

           ESTIMATES
           ---------

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

           MAJOR CUSTOMER

                 One customer accounted for approximately 93% of the Company's revenues for the year ended December 31, 2001.

           IMPAIRMENT OF LONG-LIVED ASSETS

                 The Company evaluates their long-lived assets, and certain identifiable intangibles in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value. In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. The Company will adopt SFAS 142 beginning January 1, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". The Company will adopt SFAS 144 beginning January 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on their financial position or results of operations.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           ACCOUNTING FOR STOCK-BASED COMPENSATION

                 The Company adopted SFAS No 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company has adopted the disclosure - only provisions of SFAS No.
123. The adoption of this standard did not impact the Company's consolidated results of operations, financial position or cash flows.

           DEFERRED INCOME TAXES

                 Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2001.

                 The Company, as of December 31, 2001, had available approximately $2,500,000 of net operating loss carry forwards to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.

           EARNINGS PER COMMON SHARE OF COMMON STOCK

                 Statement of Financial Accounting Standards No. 128, "Earnings Per Share", became effective in the fourth quarter of 1997 and requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented. For the year ended December 31, 2001, the weighted average number of shares outstanding used in the per share computation were 12,148,158.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           FAIR VALUE OF FINANCIAL INSTRUMENTS

                 At December 31, 2001, the carrying amounts of the Company's assets and liabilities approximate fair value.

           COMPREHENSIVE INCOME

                 The Company adopted SFAS No. 130, which had no impact on the Company's financial position, results of operations or cash flows for the periods presented.

           RECLASSIFICATIONS

                 Certain reclassifications have been made to the prior periods financial statements to conform with the 2001 presentation.



NOTE 2 - DEVELOPMENT STAGE COMPANY

           On July 31, 1991, the Company sold substantially all of its operations and reentered the development stage. From that date to the present, the Company has devoted the majority of its efforts to: maintenance of the corporate status, raising capital, and the search for merger candidates. The Company has been fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholder(s) intend to continue to fund necessary expenses to sustain the Company. If the Company does not become profitable or if the Company's stockholder(s) do not continue to fund necessary expenses of the Company, it could result in the Company being unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001



NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

           a) On March 29, 2001, the Company sold certain assets to the President of KKL for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured on March 1, 2002 and was extended until March 1, 2003. The note bears interest at the rate of 3% per annum. Accrued interest on this loan was $1,875 for the year ended December 31, 2001. This note is collateralized by 100,000 restricted shares of Western Media Group Corporation common shares owned by the officer.

                 During the year ended December 31, 2001, the Company loaned an additional $37,528 to the officer. This loan is payable on demand and is non-interest bearing. Imputed interest has been computed on this loan at the rate of 7% per annum.

           b) On December 15, 2001, the Company entered into an assignment agreement with Med-Link USA, Inc. and one of its shareholders, whereby the Company received a $30,000 note receivable, which Med-Link USA, Inc. owed to said shareholder, in exchange for 120,000 shares of the Company's common stock. The note bears interest at 8% per annum. The Company acquired all of the issued and outstanding shares of Med-Link USA, Inc. on January 1, 2002 (see Note 10). The aforementioned shareholder was elected to the Board of Directors of the Company effective January 1, 2001.


NOTE 4 - DEFERRED CHARGES

                  Deferred charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company's common shares (see Note 6). Such charges are being shown as a reduction of the Company's shareholders' equity in the accompanying consolidated balance sheet.


NOTE 5 - ACCRUED EXPENSES

                 As of December 31, 2001, accrued expenses consisted primarily of professional fees.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001




NOTE 6 - STOCKHOLDERS' EQUITY

           a) In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares to be issued, for the agreed upon value of the services to be rendered, were based upon the available market price of the Company's common shares ranging from $.02 to $.05. Of the total shares issuable, 75% were issued upon the approval of the agreements by the Company's Board of Directors and the balance of the shares will be issued eight months after the commencement date of the agreements.

                 Of the total value of the aforementioned shares aggregating $126,600, $97,825 has been allocated, as of December 31, 2001, to deferred charges for services to be rendered and $28,775 has been charged to operations for services rendered.

                  In addition, the aforementioned individuals received options to purchase 3,400,000 common shares at an exercise price ranging of $.02, which shares shall vest eight months after the commencement date of the agreement.

                  All of the agreements provide for a one year extension at the company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares, and options to purchase an adiitional 3,400,000 shares at the fair market value on October 1, 2002.

           b) In December, 2001, the Company entered into an agreement with a stockholder of Med-Link USA, Inc. for an assignment of a note receivable from Med-Link for $30,000 through the issuance of 120,000 of its common shares (see
Note 3b).

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

           c) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued, $36,250 has also been shown as a deferred charge.

           e) In December, 2001 the Company issued 75,000 shares of its common stock to two individuals in exchange for $14,000.

           e) During the year ended December 31, 2001, DDR contributed $21,100 to capital to assist the Company in its cash flow requirements.

           f) On October 2, 2001 the Company signed a letter of intent to acquire all of the outstanding shares of Whyldweb Productions, Inc. After the Company completed its due diligence, the Company decided it was not in the best interest of its shareholders to proceed with the acquisition. The Company issued 1,100,000 shares of its common stock to WhyldWeb Productions, Inc.'s former stockholders and Earl E. Byrd Electronics Corp. for any hardship relating to the termination of the proposed transaction. These shares were valued at the closing stock price on the date of the signed agreement ($1.25).

           g) In October 2001, the Company granted stock options to two stockholders to purchase 1,000,000 shares (500,000 shares each) of the Company's common stock, at an exercise price of $.02. These stock options expire in October, 2004.

                 In 2001, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans for the year ended December 31, 2001. Had compensation cost all for the Company's stock options granted been determined based on the fair value at the vesting date for awards in 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and earnings per share would have been the pro forma amounts indicated below:

Net loss - as reported                                     $(1,465,035)
Net loss - pro forma (unaudited)                            (1,560,236)
Earnings per share - as reported                                  (.12)
Earnings per share - pro forma (unaudited)                        (.10)

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001


NOTE 6 - STOCKHOLDERS' EQUITY (continued)


                 The fair values of each option granted is estimated on the vesting date using the Black-Scholes option -pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of 0%, expected volatility of 30.00%, risk-free interest rate of 7.1% and an expected life from 2 to 3 years.


NOTE 7 - PREFERRED STOCK

           The holders of the Company's Preferred stock have the right to receive yearly payments in an amount which will not exceed the Available Dividend Amount, as defined. The decision to make annual payments to the preferred stockholder rests with the sole discretion of the Company's Board of Directors, which determination will be made in February of each year. The declared payment will be paid on March 31 for the prior year then ended. The preferred shares are not transferrable without the consent of the Company, except in the case of death of the stockholder, and carry no voting rights, liquidation preferences and other rights, except for the right to receive distributions disclosed above.


NOTE 8 - OTHER RELATED PARTY TRANSACTIONS

                 The Company does not currently lease or rent any property. Office space and services are provided without charge by various directors in Long Island, New York. Such costs are immaterial to financial statements, and, accordingly, have not been reflected therein.

                 Administrative expenses in the accompanying financial statements, for the year ended December 31, 2001, include $3,000 paid to an affiliate of the Company's former chairman.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001



NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

           The Company does not believe there is a basis for any claim against it. The ultimate outcome of this claim, if asserted, cannot be determined. It is reasonably possible that management's assessment of this matter will change over the next year. That change in assessment cannot be estimated at December 31, 2001.

NOTE 10 - SUBSEQUENT EVENTS

           a) On January 1, 2002, the Company, acquired Med-Link USA, Inc., a privately held New York corporation ("Med-Link"), pursuant to a Share Exchange Agreement dated December 28, 2001 (the "Agreement").

                 Pursuant to the agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link's shareholders for all the issued and outstanding shares of Med-Link. The acquisition has been accounted for under the purchase method of accounting.

                 Med-Link provides a full service communication network to physicians, hospitals and labs, including a Virtual Private Network, Voice- mail and Answering Service.

                 The acquisition of Med-Link will be recorded under the purchase method of accounting, resulting with the recording of goodwill in the amount of approximately $2,300,000.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001


NOTE 10 - SUBSEQUENT EVENTS (continued)

           b) On January 23, 2002, The Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises. The purchase price for the assets was 2,000,000 shares of the Company's common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065) less a ten percent discount for restrictions placed on the shares issued. The assets acquired will be capitalized and depreciated over an estimated useful life of the assets (5 years) using the straight-line method, resulting in a depreciation expense of approximately $383,000 per year.

                 The following unaudited pro forma financial information for the Company gives effect to the above acquisitions as if they occurred on January 1, 2000. These pro forma results have been prepared for comparative purposes only and in management's opinion, do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or of future results of operations of the Company. The proforma results follow:

           PRO FORMA BALANCE SHEET - DECEMBER 31, 2001 (UNAUDITED)
           -------------------------------------------------------

Total current assets                                        $   97,616

Goodwill                                                    $2,292,779

Total assets                                                $3,640,940


Total current liabilities                                   $  363,979

Total stockholders' equity                                  $3,276,961

Total liabilities and stockholders' equity                  $3,640,940

                        WESTERN MEDIA GROUP CORPORATION
                         (A Development Stage Company)

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001


NOTE 10 - SUBSEQUENT EVENTS (continued)

             PRO FORMA STATEMENT OF OPERATIONS

                                                     For the years ended
                                                         December 31,
                                                        (UNAUDITED)
                                                  -------------------------
                                                  2001                 2000
                                                  ----                 ----

Sales                                         $   255,471           $ 204,936

Loss from operations                          $  (827,166)          $(545,003)

Net loss                                      $(2,200,291)          $(458,963)

Basic earnings per share                      $      (.14)          $    (.07)

Weighted average number of shares
 outstanding                                   16,148,158           6,479,858

        c) In January, 2002, Western Media Sports Holdings, Inc., signed a Letter of Intent to acquire 50.01 percent of Klein's Acquisition Corp. in exchange for 2,000,000 shares of Western Media Group Corp. and other consideration.

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL DATA

        The following is a summary of unaudited quarterly operating results for the years ended December 31, 2001 and 2000:

Year Ended December 31, 2001
                                   First               Second              Third                    Fourth
                                  Quarter              Quarter            Quarter                  Quarter

Revenues                          $32,120              $28,320            $25,490                  $10,893
Net income (loss)                   3,812               (6,103)             1,248               (1,463,992)
Income (loss) per share              -                    -                  -                        (.12)

Year Ended December 31, 2000
                                   First               Second              Third                    Fourth
                                  Quarter              Quarter            Quarter                  Quarter

Revenues                          $   -               $ 27,088            $19,662                  $17,195
Net income (loss)                  56,207               28,152                524                   11,133
Income (loss) per share               .02                  .01                -                        .01
