Form 10QSB
period 2002-03-31
WESTERN MEDIA GROUP CORP
filed 2002-06-24
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

                                (not applicable)
      (Former name, address and fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity: as of March 31, 2002, there were 20,889,323 shares of common stock outstanding.

Transitional Small Business Format: Yes { } No {X}

                         WESTERN MEDIA GROUP CORPORATION

                  (CONSOLIDATED CONDENSED FINANCIAL STATEMENTS)

                                      INDEX




Part I           Financial Information

      Item 1:    Financial Statements

                 Consolidated Balance Sheets
                 March 31, 2002 (unaudited) and
                 December 31, 2001 (audited)                                  1

                 Consolidated Statements of Operations for the three
                 months ended March 31, 2002 and 2001 (unaudited) and
                 for the period from August 1, 1991 through
                 March 31, 2002 (unaudited)                                   2

                 Consolidated Statement of Shareholders' Equity
                 (Deficit) for the three months ended March 31, 2002
                 (unaudited) and for the period from August 1, 1991
                 through March 31, 2002 (unaudited)                        3 - 4

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 2002 and 2001 (unaudited) and
                 for the period from August 1, 1991 through
                 May 31, 2002 (unaudited)                                  5 - 6

                 Notes to Consolidated Financial Statements               7 - 18

      Item 2:    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               19




                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31,     DECEMBER 31,
ASSETS                                               2002            2001
------
                                                   (UNAUDITED)      (AUDITED)
                                                   -----------      ----------
Current assets:
 Cash                                              $     1,881      $     6,531
 Notes receivable - related parties                     82,047           67,528
 Accounts receivable                                    13,005             --
 Interest receivable                                     2,355            1,975
                                                   -----------      -----------

      Total current assets                              99,288           76,034

 Office equipment net of
   accumulated depreciation                          1,912,772            1,139
 Security deposit                                        4,778             --
 Goodwill                                            2,292,779             --
 Long term note receivable -
   related party                                          --             25,000
                                                   -----------      -----------

      Total assets                                 $ 4,309,617      $   102,173
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable - banks                             $   186,020      $      --
 Accounts payable and accrued expenses                 143,332           76,212
 Notes payable - related party                          55,881             --
                                                   -----------      -----------


      Total current liabilities                        385,233           76,212
                                                   -----------      -----------

Stockholders' equity:
 Preferred stock: undesignated,
   5,000,000 shares unauthorized:
    None issued and outstanding
 Common stock: $.001 par value;
  95,000,000 shares authorized;
  issued and outstanding shares
  20,889,323; 16,889,323 in
  December 31, 2001                                     20,889           16,889
 Additional paid-in capital                          6,510,951        2,497,951
 Accumulated deficit                                  (943,064)        (943,064)
 Deficit accumulated during the
   development stage                                (1,595,500)      (1,411,740)
 Deferred charges                                      (68,892)        (134,075)
                                                   -----------      -----------

      Total stockholders' equity                     3,924,384           25,961
                                                   -----------      -----------

      Total liabilities and
    stockholders' equity                           $ 4,309,617      $   102,173
                                                   ===========      ===========






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       FOR THE
                                                                     PERIOD FROM
                                    FOR THE THREE MONTHS ENDED     AUGUST 1, 1991
                                             MARCH 31,               TO MARCH 31
                                    --------------------------     --------------
                                        2002           2001            2002
                                    ------------    ------------   ------------

Sales                               $     39,768    $     32,120   $    200,536
                                    ------------    ------------   ------------

Costs and expenses:
 Operating & administrative              145,003          27,642        425,758
 Depreciation                             76,143             666         80,911
                                    ------------    ------------   ------------
                                         221,146          28,308        506,669
                                    ------------    ------------   ------------

Operating income (loss)                 (181,378)          3,812       (306,133)
                                    ------------    ------------   ------------

Other income (expense):
 Debt forgiveness                           --              --           86,040
 Cost of aborted acquisition                --              --       (1,375,000)
 Interest expense                         (2,862)           --           (2,862)
 Interest income                             480            --            2,455

Net income (loss)                   $   (183,760)   $      3,812   $ (1,595,500)
                                    ============    ============   ============

Basic earnings (loss) per share     $       (.01)  $       --
                                    ============   ============

Weighted average number of
 shares outstanding                   15,637,047      11,499,310
                                    ============   ============




                       See notes to financial statements.






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

             CONSOLIATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (UNAUDITED)

                                                                                            SURPLUS
                                                                                           (DEFICIT)
                                               COMMON STOCK                               ACCUMULATED
                                         ----------------------    ADDITIONAL               DURING
                                          NUMBER OF                PAID-IN   ACCUMULATED  DEVELOPMENT
                                           SHARES       AMOUNT     CAPITAL     DEFICIT       STAGE      TOTAL
                                           ------       ------     -------     -------       -----      -----
Reentrance into deveopment stage
 (August 1, 1991)                         1,199,310     $ 1,199    $856,046    $(943,064)   $  -        $(85,819)
Net loss: August 1, 1991 to
 December 31, 1991                             -           -           -            -          -            -
Net income (loss) - 1992                       -           -           -            -        (42,721)    (42,721)
Net income (loss) - 1993                       -           -           -            -           -           -
Net income (loss) - 1994                       -           -           -            -           -           -
Net income (loss) - 1995                       -           -           -            -           -           -
Net income (loss) - 1996                       -           -           -            -           -           -
Net income (loss) - 1997                       -           -           -            -           -           -
Net income (loss) - 1998                       -           -           -            -           -           -
Net income (loss) - 1999                       -           -           -            -           -           -
                                         ----------     -------     -------      -------     -------     -------
December 31, 1999                         1,199,310       1,199     856,046     (943,064)    (42,721)   (128,540)

Stock issuance on March 16, 2000
 in settlement of indebtedness
 to former officer                          100,000         100       9,900         -           -         10,000
Stock issuance on March 16, 2000
 at $.03 per share, net of
 issusance costs of $1,125                1,200,000       1,200      32,675         -           -         33,875
Equity contribution to cover
 administrative expenses                       -           -          8,923         -           -          8,923
Issuance of shares as part of
 DDR agreements                           9,000,000       9,000      (8,100)        -           -            900
Net income - 2000                              -           -           -            -         96,016      96,016
                                         ----------     -------    --------     --------    --------    --------

December 31, 2000                        11,499,310     $11,499    $899,444    $(943,064)   $ 53,295    $ 21,174


                       See notes to financial statements.



                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                   (UNAUDITED)

                                                                                             SURPLUS
                                                                                           (DEFICIT)
                                                  COMMON STOCK                             ACCUMULATED
                                              -------------------  ADDITIONAL                DURING
                                         NUMBER OF                  PAID-IN   ACCUMULATED  DEVELOPMENT
                                          SHARES      AMOUNT        CAPITAL     DEFICIT       STAGE           TOTAL
                                          ------      ------        -------     -------       -----           -----
Balance at December 31, 2000
 (brought forward)                       11,499,310   $11,499       $899,444   $(943,064)  $    53,295      $   21,174
Cash contributed by DDR                       -          -            21,100        -            -              21,100
Shares issued in connection with
 assignment of indebtedness                 120,000       120         29,880        -            -              30,000
Shares issued in connection with
 confidential and non-disparagement
 agreement relating to an aborted
 acquisition                              1,100,000     1,100      1,373,900        -            -           1,375,000
Shares issued for cash consideration         75,000        75         13,925        -            -              14,000
Shares issued and to be issued for
 consulting services to be rendered       4,095,000     4,095        158,755        -            -             162,850
Imputed interest on officer/stockholder
  loan                                        -          -               947        -            -                 947
Other                                            13      -             -
Net loss                                      -          -             -            -       (1,465,035)     (1,465,035)
Less deferred charges                         -          -             -            -            -            (134,075)
                                         ----------   -------     ----------   ---------   -----------      ----------

Balance at December 31, 2001             16,889,323    16,889      2,497,951    (943,064)   (1,411,740)         25,961
Shares issued in connection with the
 Med-Link USA, Inc. acquisition           2,000,000     2,000      2,098,000        -            -           2,100,000
Shares issued in connection with
 Four J's fixed asset acquisition         2,000,000     2,000      1,915,000        -            -           1,917,000
Net loss                                      -          -             -            -         (183,760)       (183,760)
Amortization of deferred charges              -          -             -            -            -              65,183
                                         ----------   -------     ----------   ---------   -----------      ----------
Balance at March 31, 2002                20,889,323   $20,889     $6,510,951   $(943,064)  $(1,595,500)     $3,924,384
                                         ==========   =======     ==========   =========   ===========      ==========

                       See notes to financial statements.





                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                       PERIOD FROM
                                                FOR THE THREE         AUGUST 1, 1991
                                                MONTHS ENDED               TO
                                                   MARCH 31,            MARCH 31,
                                          -----------------------    --------------
                                             2002            2001          2002
                                             ----            ----          ----
Cash flows from operating activities:
 Net income (loss)                        $  (183,760)   $     3,812    $(1,595,500)
 Adjustments to reconcile net income
 (loss) to cash flows used in
 operating activities:
   Depreciation                                76,143            666         80,911
   Amortization of deferred charges            65,183           --           65,183
   Debt forgiveness                              --             --          (86,040)
   Issuance of common shares for
    consulting and other services
    rendered                                     --             --        1,403,775
   Inputed interest on officer's loan            --             --              947
   Accounts receivable                          6,836         (7,440)         6,836
   Interest receivable                           (480)          --             (480)
   Loan receivable                               --             --           (6,975)
   Accrued expenses and other
    current liabilities                        20,562         (4,402)       105,792
                                          -----------    -----------    -----------

Cash flows used in operating activities       (15,516)        (7,364)       (25,551)
                                          -----------    -----------    -----------

Cash flows from financing activities:
  Issuance of common stock                       --            6,200         78,798
  Repayment of bank loans                     (10,477)          --          (10,477)
Collection of officer/shareholder loans        23,216           --           14,312
                                          -----------    -----------    -----------

Cash flows provided by
 financing activities                          12,739          6,200         54,009
                                          -----------    -----------    -----------

Cash flows from investing activities:
 Purchase of equipment                         (2,147)          --          (20,509)
 Investments in partnerships                     --             --           (7,546)
                                          -----------    -----------    -----------

Cash flows used in investing
 activities                                    (2,147)          --          (28,055)
                                          -----------    -----------    -----------

Increase (decrease) in cash                    (4,924)        (1,164)           403
Beginning of period                             6,805          6,226          1,478
                                          -----------    -----------    -----------

End of period                             $     1,881    $     5,062    $     1,881
                                          ===========    ===========    ===========

                       See notes to financial statements.







                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)






                                                                      PERIOD FROM
                                                     FOR THE THREE   AUGUST 1, 1991
                                                     MONTHS ENDED         TO
                                                      MARCH 31,        MARCH 31,
                                                    ---------------     --------
                                                    2002      2001       2002
                                                    ----      ----       ----
Supplemental disclosures of cash flows information:
Cash paid during the year for:
   Interest                                          $700    $            $700
                                                     ====    =======      ====

   Income taxes                                      $300    $            $300
                                                     ====    =======      ====

Non-cash financing activities:
 Reference is made to financial statements notes for certain non-cash financing activities.


                       See notes to financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

           The accompanying consolidated unaudited balance sheet as of March 31, 2002 and the consolidated unaudited statement of operations for the three months ended March 31, 2002, the consolidated unaudited statement of shareholders' equity for the three months ended March 31, 2002, the consolidated unaudited statements of cash flows for the three months ended March 31, 2002 along with the consolidated unaudited statement of operations for the period from August 1, 1991 through March 31, 2002 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary for fair presentation have been included.

           For information concerning the Company's significant accounting policies and basis of presentation, along with more informative disclosures, reference is made to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001. Results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustments and independent audit.


           NATURE OF BUSINESS

                The Company was incorporated on July 26, 1977, under the laws of the State of Minnesota. On November 17, 1988, the Company changed its name to Western Media Group Corporation (Formerly known as Ionic Controls, Inc.).

                On January 1, 2002, the Company acquired Med-Link USA, Inc., a privately held New York corporation ("Med-Link"), pursuant to a Share Exchange Agreement dated December 28, 2001 (the "Agreement").

                Pursuant to the agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link's shareholders for all the issued and outstanding shares of Med-Link.

                The acquisition of Med-Link was accounted for under the purchase method of accounting, resulting with the recording of goodwill in the amount of approximately $2,300,000.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     NATURE OF BUSINESS (continued)

                Med-Link provides a full service communication network to physicians, hospitals and labs, including a Virtual Private Network, Voice-mail and Answering Service. The Virtual Private Network is an Internet based application that allows physicians, from any location with a computer and Internet service, to obtain information, from other physicians, hospitals and laboratories, concerning their patients. This allows a better flow of information between the relevant components of the health system and, importantly, faster reaction times for patient care. Med-Link's voice-mail system allows patients multiple options, including call forwarding, forwarding to an operator at a call center or simply leaving their physician a message. Med-Link's answering service offers a messaging center with trained and medically knowledgeable personnel. These persons are able to locate physicians using e-mail, fax, alpha paging or telephone. Med-Link's services utilize fiber optic communication technologies offered by Cablevision Lightpath. All of the operating income and a significant amount of the operating expenses shown in the accompanying consolidated statement of operations are those of Med-Link.

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

                Under the DDR Agreements, DDR agreed to provide over a period of one- year consulting services to the Company in connection with private and public financing, securities, broker and investor relations, and mergers and acquisitions, including the acquisition of K-Rad Konsulting, LLC, of Huntington, New York ("KKL") which was a wholly owned subsidiary of DDR. In consideration for such services, the Company agreed to sell to DDR 9,000,000 post-reverse split shares for $900 and the acquisition of KKL.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     NATURE OF BUSINESS (continued)

                Pursuant to the verbal agreement of the parties to modify the terms of the written DDR Agreements, the Company issued 9,000,000 shares of common stock to acquire all of the member interest in KKL from DDR, and DDR agreed to continue to provide the consulting services described in the DDR Agreements in consideration for the benefits derived from the Company common stock issued to DDR. The acquisition of KKL was accounted for as pooling of interests in the December 31, 2000 financial statements. KKL was formed February 10, 2000 as this acquisition had no effect on the Company's historical financial statements. The purchase price was determined through arm's-length negotiations between the Company and DDR on the basis of the net assets of KKL and the goodwill associated with the business. The owners of DDR were not affiliated or associated with the Company or its affiliates prior to the acquisition. The Company entered into a consulting agreement with one of the former officers and consultants to DDR in October, 2001 (see Note 9c).

                As of March 31, 2002, DDR owns approximately 43% of the Company's outstanding common shares.

                K-Rad Konsulting, LLC is engaged in the business of providing computer network and software systems, consulting, installation, and maintenance services to businesses.

     PRINCIPLES OF CONSOLIDATION

                The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     GOODWILL

                Goodwill has been calculated at the fair market value of the shares of common stock issued (on the purchase date) over the net assets of the company acquired (Note 9a).

                The Company evaluates their long-lived assets, and certain identifiable intangibles in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value. In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". The Company adopted SFAS 142 and 144 beginning January 1, 2002.

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

                                   (UNAUDITED)

                                 MARCH 31, 2002



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

                At March 31, 2002, the Company deems no allowance for doubtful accounts on its trade accounts receivable is necessary.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

                The Company accounts for stock options issued to employees and non- employees under SFAS No 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method for accounting for stock- based compensation plans either through recognition or disclosure. The Company has adopted the disclosure - only provisions of SFAS No. 123.

     DEFERRED INCOME TAXES

                Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at March 31, 2002.

                The Company, as of March 31, 2002, had available approximately $2,904,000 of net operating loss carry forwards to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     EARNINGS PER COMMON SHARE OF COMMON STOCK

                The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented. For the three months ended March 31, 2002, the weighted average number of shares outstanding used in the per share computation were 15,637,047.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

                At March 31, 2002, the carrying amounts of the Company's assets and liabilities approximate fair value.

     COMPREHENSIVE INCOME

                The Company adopted SFAS No. 130, which had no impact on the Company's financial position, results of operations or cash flows for the periods presented.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002



NOTE 2 - DEVELOPMENT STAGE COMPANY

                On July 31, 1991, the Company sold substantially all of its operations and reentered the development stage. From that date to the present, the Company has devoted the majority of its efforts to: maintenance of the corporate status, raising capital, and the search for merger candidates. The Company has been fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholder(s) intend to continue to fund necessary expenses to sustain the Company. If the Company does not become profitable or if the Company's stockholder(s) do not continue to fund necessary expenses of the Company and resolve the bank defaults, it could result in the Company being unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

                a) On March 29, 2001, the Company sold certain assets to the President of KKL for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured on March 1, 2002 and was extended until March 1, 2003. The note bears interest at the rate of 3% per annum. Accrued interest on this loan was $2,355 as of March 31, 2002. This note is collateralized by 100,000 restricted shares of Western Media Group Corporation common shares owned by the officer.

                In addition, this Officer has a loan outstanding due the Company in the amount of $25,480 as of March 31, 2002. This loan is payable on demand and is non-interest bearing.

                b) As of March 31, 2002, Med-Link has a loan due from one of its officers in the amount of $31,567. This loan is payable on demand and is non-interest bearing.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002

NOTE 4 - PROPERTY AND EQUIPMENT

                As of March 31, 2002, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:
                                       ESTIMATED
                                         USEFUL
                                      LIFE (YEARS)    AMOUNT
                                      ------------    ------
Office equipment                           5        $    2,372
Computer equipment and software            5         2,017,855
                                                    ----------
                                                     2,020,227
Accumulated depreciation                              (107,455)
                                                    ----------
                                                    $1,912,772
                                                    ==========

                Included in fixed assets above is $1,917,000 of computer equipment acquired from Four J's on January 23, 2002 (see Note 9b)

NOTE 5 - DEFERRED CHARGES

                Deferred charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company's common shares (see Note 9). Such charges are being shown as a reduction of the Company's shareholders' equity in the accompanying consolidated balance sheet.

NOTE 6 - NOTES PAYABLE - BANKS

                a) On April 30, 2001, Med-Link entered into a five year $100,000 loan agreement with a bank. Payments in the amount of $2,064, which includes principal and interest, are due monthly. Said loan bears interest at 8.75% per annum and this loan was due to mature on April 30, 2006. The loan balance as of March 31, 2002 was $90,390 and is guaranteed by officers of Med-Link. Med-Link is in default under the terms of the loan and, accordingly, the bank has declared the loan immediately due and payable.

                b) In April, 2001, the Company entered into a business credit loan agreement with a bank permitting the Company to borrow up to $100,000. As at March 31, 2002, the loan balance, inclusive of accrued interest and late charges, was $95,630. The loan agreement was due to expire in 2004 and loans thereunder bore interest at the rate of 2.5% points above the banks prime lending rate (7.25% at March 31, 2002). This loan was terminated by the bank on October 5, 2001. The Company is in default on this loan agreement and the bank has declared the loan immediately due and payable. This loan is guaranteed by officers of the Company. Interest expense for the above two bank loans was approximately $2,900 for the three months ended March 31, 2002.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002


NOTE 7 - NOTE PAYABLE - RELATED PARTY

                Med-Link has a loan payable to one of its officers in the amount of $55,881 as of March 31, 2002. This loan is payable on demand and is non- interest bearing.


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                As of March 31, 2002, accounts payable and accrued expenses consisted of the following:

Professional fees                                                       $ 62,726
Rent                                                                      10,939
Telephone                                                                 23,744
Miscellaneous                                                             37,845
Sales tax payable                                                          8,078
                                                                        --------

                                                                        $143,332
                                                                        ========


NOTE 9 - STOCKHOLDERS' EQUITY

                a) On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and oustanding shares of Med-Link. Those shares were valued at the closing stock price of the Company's common shares on the date of acquisition (1.05).

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

                c) In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares to be issued, for the agreed upon value of the services to be rendered, were based upon the available market price of the Company's common shares ranging from $.02 to $.05. Of the total shares issuable, 75% were issued upon the approval of the agreements by the Company's Board of Directors and the balance of the shares will be issued eight months after the commencement date of the agreements.

                Of the total value of the aforementioned shares aggregating $126,600, $97,825 has been allocated, as of December 31, 2001, to deferred charges for services to be rendered. For the three months ended March 31, 2002, $31,650 has been amortized and charged to operations.

                In addition, the aforementioned individuals received options to purchase 3,400,000 common shares at an exercise price of $.02, which shares shall vest eight months after the commencement date of the agreement.

                All of the agreements provide for a one year extension at the Company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002.

                d) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued was $36,250 of which, $33,533 of these charges were amortized and charged to operations during the three months ended March 31, 2002.

                e) In October 2001, the Company granted stock options to two stockholders to purchase 1,000,000 shares (500,000 shares each) of the Company's common stock, at an exercise price of $.02. These stock options expire in October, 2004.

                In 2001, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). There were no stock options granted during the three months ended March 31, 2002.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002

NOTE 10 - PREFERRED STOCK

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


NOTE 11 - OTHER RELATED PARTY TRANSACTIONS

                The Company does not currently lease or rent any property. Office space and services are provided without charge by various directors in Long Island, New York. Such costs are immaterial to financial statements, and, accordingly, have not been reflected therein.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

                The Company does not believe there is a basis for any claim against it. The ultimate outcome of this claim, if asserted, cannot be determined. It is reasonably possible that management's assessment of this matter will change over the next year. That change in assessment cannot be estimated at March 31, 2002.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2002




NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

                Med-Link was obligated under an operating lease which expired in February 28, 2001. The Company is currently paying rent on a month to month basis. Rent expense for the three months ended March 31, 2002 was approximately $8,300.

                The Company has a telecommunications agreement, which expires in March, 2004. The telephone expense for this agreement amounted to approximately $1,200 for the three months ended March 31, 2002.

                In January, 2002, Western Media Sports Holdings, Inc., signed a Letter of Intent to acquire 50.01 percent of Klein's Acquisition Corp. in exchange for 2,000,000 shares of Western Media Group Corp. and other consideration.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March, 2002, the Company had basically no working capital. Management believes revenue from operations will be sufficient to sustain the Company's operations for the next twelve months. However, management does not believe that the Company will realize meaningful growth unless it obtains additional capital or is able to acquire other technology service companies that can be integrated with the Company's current operations. Even though the Company completed the Med-Link acquisition in January, 2002 and has a letter of intent with a company that may allow the Company to achieve profitable operations, it cannot predict whether the Company will realize any meaningful growth in the year 2002.


THREE MONTHS ENDED MARCH, 2002 AND 2001

The Company's revenues from continuing operations for the three months ended March 31, 2002 and 2001 were $39,768 and $32,120, respectively.

Expenses for the three months ended March 31, 2002 and 2001 were $221,146 and $28,308, respectively. This increase in expenses is primarily attributable to the acquisition of Med-Link USA, Inc. Such expenses consisted of general and administrative expenses, legal, professional, accounting and auditing costs, rent and telephone expenses.

The Company had a net loss of $183,760 for the three months ended March 31, 2002, as compared to a net income of $3,812 for the same period in 2001.

PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities
-------  ---------------------

(c) Pursuant to a December 28, 2001 Share Exchange Agreement between the Company and Med-Link USA, Inc., effective January 1, 2002, the Company exchanged 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link USA, Inc.'s shareholders. In exchange, Med-Link USA, Inc.'s shareholders delivered all of its issued and outstanding stock to the Company. The Share Exchange was accomplished pursuant to Section 4(2) of the Act in a private transaction based on the Med-Link USA, Inc. shareholders investment representations.

     Pursuant to a January 23, 2002 agreement, the Company acquired computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises in exchange for 2,000,000 shares of common stock. The sale of stock to 4J's Enterprises was accomplished pursuant to Section 4(2) of the Act in a private transaction.

Item 5.  Other Information
-------  -----------------

     The Company has no additional information to report that would be required to be reported on Form 8-K.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref.
No.      Title of Document
-------  ----------------------
3.1      Amended of Articles of Incorporation (1)

3.2      Bylaws (1)

4.1      Common Stock Option dated October 1, 2001 issued to
         Munish K. Rametra (2)

4.2      Common Stock Option dated October 1, 2001 issued to Ray Vuono (2)

4.3      Common Stock Option dated October 1, 2001 issued to James Rose (2)

4.4      Common Stock Option dated October 1, 2001 issued to Konrad Kim (2)

4.5      Common Stock Option dated October 1, 2001 issued to James Rose (2)

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

SIGNATURES


(b) On January 15, 2002, the Company filed a report on Form 8-K disclosing its acquisition of Med-Link USA, Inc. in exchange for Company stock.

           On February 7, 2002, the Company filed a report on Form 8-K disclosing the acquisition of computer equipment from 4J's Enterprises in exchange for Company stock.


           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WESTERN MEDIA GROUP CORPORATION




Date: June 21, 2002                                /s/ Konrad Kim
                                               -------------------------------
                                                 By: Konrad Kim, President