Form 10QSB
period 2002-06-30
WESTERN MEDIA GROUP CORP
filed 2002-09-20
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

                                 (631) 543-0085
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity: as of June 30, 2002, there were 20,889,323 shares of common stock outstanding.

Transitional Small Business Format: Yes { } No {X}

                         WESTERN MEDIA GROUP CORPORATION

                  (CONSOLIDATED CONDENSED FINANCIAL STATEMENTS)

                                      INDEX




Part I           Financial Information

      Item 1:    Financial Statements

                 Consolidated Balance Sheets
                 June 30, 2002 (unaudited) and
                 December 31, 2001 (audited)                                 1

                 Consolidated Statements of Operations for the three
                 months and six months ended June 30, 2002 and 2001 (unaudited) and for the period from August 1, 1991
                 through June 30, 2002 (unaudited)                           2

                 Consolidated Statement of Stockholders' Equity
                 (Deficit) for the six months ended June 30, 2002
                 (unaudited) and for the period from August 1, 1991
                 through June 30, 2002 (unaudited)                         3 - 5

                 Consolidated Statement of Cash Flows for the six
                 months ended June 30, 2002 and 2001 (unaudited) and
                 for the period from August 1, 1991 through June 30,
                 2002
                 (unaudited)                                               6 - 7

                 Notes to Consolidated Financial Statements               8 - 19

      Item 2:    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              20

Part II Other Information

      Legal Proceedings






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,        December 31,
ASSETS                                                2002              2001
------
                                                   (UNAUDITED)       (AUDITED)
                                                  -----------       -----------
Current assets:
 Cash                                              $      --        $     6,531
 Notes receivable - related parties                     75,397           67,528
 Accounts receivable                                     9,498             --
 Interest receivable                                     2,543            1,975
                                                   -----------      -----------

      Total current assets                              87,438           76,034

 Office equipment net of
   accumulated depreciation                          1,811,765            1,139
 Security deposit                                        4,778             --
 Goodwill                                            2,292,779             --
 Long term note receivable -
   related party                                          --             25,000
                                                   -----------      -----------

      Total assets                                 $ 4,196,760      $   102,173
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable - banks                             $   177,817      $      --
 Accounts payable and accrued expenses                 171,082           76,212
 Notes payable - related party                          55,880             --
 Loans payable                                          43,308             --
                                                   -----------      -----------

      Total current liabilities                        448,087           76,212
                                                   -----------      -----------

Stockholders' equity:
 Preferred stock: undesignated,
   5,000,000 shares unauthorized:
    None issued and outstanding
 Common stock: $.001 par value;
  95,000,000 shares authorized;
  issued and outstanding shares
  20,889,323; 16,889,323 as of
  December 31, 2001                                     20,889           16,889
 Additional paid-in capital                          6,510,951        2,497,951
 Accumulated deficit                                  (943,064)        (943,064)
 Deficit accumulated during the
   development stage                                (1,805,578)      (1,411,740)

Deferred charges                                       (34,525)        (134,075)
                                                    ----------       ----------

      Total stockholders' equity                     3,748,673           25,961
                                                    ----------       ----------

      Total liabilities and
    stockholders' equity                            $4,196,760       $  102,173
                                                    ==========       ==========


                       See notes to financial statements.






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                 For the
                                                                                               Period from
                               For the three months ended      For the six months ended       August 1, 1991
                                         JUNE 30,                      JUNE 30,                 TO JUNE 30,
                               --------------------------      ------------------------       --------------
                                   2002            2001              2002          2001            2002
                                   ----            ----              ----          ----            ----

Sales                          $     45,337    $     28,320    $     85,105    $     60,440    $    245,873
                               ------------    ------------    ------------    ------------    ------------

Costs and expenses:
 Operating & administrative         152,648          34,859         297,651          62,501         578,406
 Depreciation                       101,007             189         177,150             855         181,918
                               ------------    ------------    ------------    ------------    ------------
                                    253,655          35,048         474,801          63,356         760,324
                               ------------    ------------    ------------    ------------    ------------

Operating loss                     (208,318)         (6,728)       (389,696)         (2,916)       (514,451)
                               ------------    ------------    ------------    ------------    ------------

Other income (expense):
 Debt forgiveness                      --              --              --              --            86,040
 Cost of aborted acquisition           --              --              --              --        (1,375,000)
 Interest expense                    (1,948)           --            (4,810)           --            (4,810)
 Interest income                        188             625             668             625           2,643
                               ------------    ------------    ------------    ------------    ------------
                                     (1,760)            625          (4,142)            625      (1,291,127)
                               ------------    ------------    ------------    ------------    ------------

Net loss                       $   (210,078)   $     (6,103)   $   (393,838)   $     (2,291)   $ (1,805,578)
                               ============    ============    ============    ============    ============

Basic earnings (loss)
 per share                     $       (.01)   $       --      $       (.03)   $       --
                               ============    ============    ============    ============

Weighted average number of
shares outstanding               15,637,047      11,499,310      15,637,047      11,499,310
                               ============    ============    ============    ============


                       See notes to financial statements.




                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

             CONSOLIATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                          Surplus
                                                                                         (Deficit)
                                          COMMON STOCK                                  Accumulated
                                     ----------------------  Additional                    During
                                     Number of                Paid-In      Accumulated   Development
                                      SHARES       AMOUNT     CAPITAL        DEFICIT        STAGE        TOTAL
                                      ------       ------     -------        -------        -----        -----
Reentrance into deveopment stage
 (August 1, 1991)                   1,199,310   $    1,199   $  856,046    $ (943,064)   $     --      $  (85,819)
Net loss: August 1, 1991 to
 December 31, 1991                       --           --           --            --            --            --
Net income (loss) - 1992                 --           --           --            --         (42,721)      (42,721)
Net income (loss) - 1993                 --           --           --            --            --            --
Net income (loss) - 1994                 --           --           --            --            --            --
Net income (loss) - 1995                 --           --           --            --            --            --
Net income (loss) - 1996                 --           --           --            --            --            --
Net income (loss) - 1997                 --           --           --            --            --            --
Net income (loss) - 1998                 --           --           --            --            --            --
Net income (loss) - 1999                 --           --           --            --            --            --
                                   ----------   ----------   ----------    ----------    ----------    ----------
December 31, 1999                   1,199,310        1,199      856,046      (943,064)      (42,721)     (128,540)

Stock issuance on March 16, 2000
 in settlement of indebtedness
 to former officer                    100,000          100        9,900          --            --          10,000
Stock issuance on March 16, 2000
 at $.03 per share, net of
 issuance costs of $1,125           1,200,000        1,200       32,675          --            --          33,875

Equity contribution to cover
 administrative expenses                 --           --          8,923          --            --           8,923
Issuance of shares as part of
 DDR agreements                     9,000,000        9,000       (8,100)         --            --             900
Net income - 2000                        --           --           --            --          96,016        96,016
                                   ----------   ----------   ----------    ----------    ----------    ----------

December 31, 2000                  11,499,310   $   11,499   $  899,444    $ (943,064)   $   53,295    $   21,174


                       See notes to financial statements.





                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                   (UNAUDITED)

                                                                                                   Surplus
                                                                                                  (Deficit)
                                                  COMMON STOCK                                   Accumulated
                                              -------------------      Additional                   During
                                            Number of                   Paid-In   Accumulated     Development
                                             SHARES        AMOUNT       CAPITAL       DEFICIT         STAGE           TOTAL
                                             ------        ------       -------       -------         -----           -----
Balance at December 31, 2000
 (brought forward)                         11,499,310   $    11,499   $   899,444   $  (943,064)   $    53,295    $    21,174
Cash contributed by DDR                          --            --          21,100          --             --           21,100
Shares issued in connection with
 assignment of indebtedness                   120,000           120        29,880          --             --           30,000
Shares issued in connection with
 confidential and non-disparagement
 agreement relating to an aborted
 acquisition                                1,100,000         1,100     1,373,900          --             --        1,375,000
Shares issued for cash consideration           75,000            75        13,925          --             --           14,000
Shares issued and to be issued for
 consulting services to be rendered         4,095,000         4,095       158,755          --             --          162,850
Imputed interest on officer/stockholder
  loan                                           --            --             947          --             --              947

Other                                              13          --            --
Net loss                                         --            --            --            --       (1,465,035)    (1,465,035)
Less deferred charges                            --            --            --            --             --         (134,075)
                                          -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2001               16,889,323        16,889     2,497,951      (943,064)    (1,411,740)        25,961

                       See notes to financial statements.





                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                   (UNAUDITED)

                                                                                                Surplus
                                                                                                (Deficit)
                                            COMMON STOCK                                       Accumulated
                                          -------------------      Additional                     During
                                         Number of                   Paid-In      Accumulated   Development
                                          SHARES          AMOUNT     CAPITAL       DEFICIT        STAGE           TOTAL
                                          ------          ------     -------       -------        -----           -----

Balance at December 31, 2001
 (brought forward)                      16,889,323   $    16,889   $ 2,497,951   $  (943,064)   $(1,411,740)   $    25,961

Shares issued in connection with the
 Med-Link USA, Inc. acquisition          2,000,000         2,000     2,098,000          --             --        2,100,000

Shares issued in connection with
 Four J's fixed asset acquisition        2,000,000         2,000     1,915,000          --             --        1,917,000

Net loss - January 1 - June 30, 2002          --            --            --            --         (393,838)      (393,838)

Amortization of deferred charges              --            --            --            --             --           99,550
                                       -----------   -----------   -----------   -----------    -----------    -----------


Balance at June 30, 2002                20,889,323   $    20,889   $ 6,510,951   $  (943,064)   $(1,805,578)   $ 3,748,673
                                       ===========   ===========   ===========   ===========    ===========    ===========

                       See notes to financial statements.






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                         Period from
                                                 For the six            August 1, 1991
                                                 months ended                 to
                                                   JUNE 30,                 JUNE 30,
                                               ------------------        --------------
                                                 2002          2001          2002
                                                 ----          ----          ----
Cash flows from operating activities:
 Net loss                                   $  (393,838)   $    (2,291)   $(1,805,578)
 Adjustments to reconcile net loss
  to cash flows used in
 operating activities:
   Depreciation                                 177,150            855        181,918
   Amortization of deferred charges              99,550           --           99,550
   Debt forgiveness                                --             --          (86,040)
   Issuance of common shares for
    consulting and other services
    rendered                                       --             --        1,403,775
   Inputed interest on officer's loan              --             --              947
   Accounts receivable                           10,343         (6,960)        10,343
   Interest receivable                             (668)          --             (668)
   Loan receivable                                 --             (625)        (6,975)
   Accrued expenses and other
    current liabilities                          48,312         (9,421)       133,542
                                            -----------    -----------    -----------

Cash flows used in operating activities         (59,151)       (18,442)       (69,186)
                                            -----------    -----------    -----------

Cash flows from financing activities:
  Issuance of common stock                         --           15,100         78,798
  Repayment of bank loans                       (18,680)          --          (18,680)
  Proceeds from loan payable                     43,308           --           43,308
  Collection of officer/shareholder loans        29,865           --           (7,663)
                                            -----------    -----------    -----------

Cash flows provided by
 financing activities                            54,493         15,100         95,763
                                            -----------    -----------    -----------

Cash flows from investing activities:
 Purchase of equipment                           (2,147)          --          (20,509)
 Investments in partnerships                       --             --           (7,546)
                                            -----------    -----------    -----------

Cash flows used in investing
 activities                                      (2,147)          --          (28,055)
                                            -----------    -----------    -----------

Decrease in cash                                 (6,805)        (3,342)        (1,478)
Cash - beginning of period                        6,805          6,226          1,478
                                            -----------    -----------    -----------
Cash - end of period                        $      --      $     2,884    $      --
                                            ===========    ===========    ===========



                       See notes to financial statements.






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)






                                                                              Period from
                                                            For the six      August 1, 1991
                                                            months ended          to
                                                              JUNE 30,         JUNE 30,
                                                            ---------------  --------------
                                                            2002      2001      2002
                                                            ----      ----      ----
Supplemental disclosures of
     cash flows information:
Cash paid during the year for:
   Interest                                                $4,800    $         $4,800
                                                           ======    ======    ======

   Income taxes                                            $  300    $         $  300
                                                           ======    ======    ======

Non-cash financing activities:
 Reference is made to financial statements notes for certain non-cash financing activities


                       See notes to financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  June 30, 2002


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

           The accompanying consolidated unaudited balance sheet as of June 30, 2002 and the consolidated unaudited statement of operations for the three months and six months ended June 30, 2002, the consolidated unaudited statement of shareholders' equity for the six months ended June 30, 2002, the consolidated unaudited statements of cash flows for the six months ended June 30, 2002 along with the consolidated unaudited statement of operations for the period from August 1, 1991 through June 30, 2002 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary for fair presentation have been included.

           For information concerning the Company's significant accounting policies and basis of presentation, along with more informative disclosures, reference is made to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001. Results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustments and independent audit.


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

                                  JUNE 30, 2002



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

                                  JUNE 30, 2002


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     NATURE OF BUSINESS (continued)


                Pursuant to the verbal agreement of the parties to modify the terms of the written DDR Agreements, the Company issued 9,000,000 shares of common stock to acquire all of the member interest in KKL from DDR, and DDR agreed to continue to provide the consulting services described in the DDR Agreements in consideration for the benefits derived from the Company common stock issued to DDR. The acquisition of KKL was accounted for as pooling of interests in the December 31, 2000 financial statements. KKL was formed February 10, 2000 as this acquisition had no effect on the Company's historical financial statements. The purchase price was determined through arm's-length negotiations between the Company and DDR on the basis of the net assets of KKL and the goodwill associated with the business. The owners of DDR were not affiliated or associated with the Company or its affiliates prior to the acquisition. The Company entered into a consulting agreement with one of the former officers and consultants to DDR in October, 2001 (see Note 10c).

                As of June 30, 2002, DDR owns approximately 43% of the Company's outstanding common shares.

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

                                  JUNE 30, 2002



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     GOODWILL

                Goodwill has been calculated at the fair market value of the shares of common stock issued (on the purchase date) over the net assets of the company acquired (Note 10a).

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

                                  JUNE 30, 2002



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

                At June 30, 2002, the Company deems no allowance for doubtful accounts on its trade accounts receivable is necessary.

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

     DEFERRED INCOME TAXES

                Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at June 30, 2002.

                The Company, as of June 30, 2002, had available approximately $3,114,000 of net operating loss carry forwards to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2002



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     EARNINGS PER COMMON SHARE OF COMMON STOCK

                The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented. For the three months ended June 30, 2002, the weighted average number of shares outstanding used in the per share computation were 15,637,047.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

                At June 30, 2002, the carrying amounts of the Company's assets and liabilities approximate fair value.

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

                                  JUNE 30, 2002



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


NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

                a) On March 29, 2001, the Company sold certain assets to the President of KKL for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured on March 1, 2002 and was extended until March 1, 2003. The note bears interest at the rate of 3% per annum. Accrued interest on this loan was $2,543 as of June 30, 2002. This note is collateralized by 100,000 restricted shares of Western Media Group Corporation common shares owned by the officer.

           In addition, this Officer has a loan outstanding due the Company in the amount of $32,483 as of June 30, 2002. This loan is payable on demand and is non-interest bearing.

           b) As of June 30, 2002, Med-Link has a loan due from one of its officers in the amount of $17,914. This loan is payable on demand and is non-interest bearing.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2002



NOTE 4 - PROPERTY AND EQUIPMENT

                As of June 30, 2002, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                        Estimated
                                         useful
                                       LIFE (YEARS)            AMOUNT
Office equipment                          5                  $    2,372
Computer equipment and software           5                   2,017,855
                                                             ----------
                                                              2,020,227
Accumulated depreciation                                       (208,462)
                                                             ----------
                                                             $1,811,765
                                                             ==========

                Included in fixed assets above is $1,917,000 of computer equipment acquired from Four J's on January 23, 2002 (see Note 10b)


NOTE 5 - DEFERRED CHARGES

                Deferred charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company's common shares (see Note 10). Such charges are being shown as a reduction of the Company's shareholders' equity in the accompanying consolidated balance sheet.


NOTE 6 - NOTES PAYABLE - BANKS

                a) On April 30, 2001, Med-Link entered into a five year $100,000 loan agreement with a bank. Payments in the amount of $2,064, which includes principal and interest, are due monthly. Said loan bears interest at 8.75% per annum and was due to mature on April 30, 2006. The loan balance as of June 30, 2002 was $88,685 and is guaranteed by officers of Med-Link. Med- Link is in default under the terms of the loan and, accordingly, the bank has declared the loan immediately due and payable.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2002

NOTE 6 - NOTES PAYABLE - BANKS (continued)

                b) In April, 2001, the Company entered into a business credit loan agreement with a bank permitting the Company to borrow up to $100,000. As at June 30, 2002, the loan balance, inclusive of accrued interest and late charges, was $89,132. The loan agreement was due to expire in 2004 and loans thereunder bore interest at the rate of 2.5% points above the banks prime lending rate (7.25% at June 30, 2002). The Company is in default on this loan agreement and the bank has declared the loan immediately due and payable. The loan is guaranteed by officers of the Company. Interest expense for the above two bank loans was approximately $1,900 for the three months ended June 30, 2002 and $4,800 for the six months ended June 30, 2002.


NOTE 7 - NOTE PAYABLE - RELATED PARTY

                Med-Link has a loan payable to one of its officers in the amount of $55,880 as of June 30, 2002. This loan is payable on demand and is non-interest bearing.

NOTE 8 -                 LOAN PAYABLE

                During the six months ended June 30, 2002 a company advanced Western Media Group Corporation and Med-Link $43,308. This loan is non-interest bearing and payable on demand.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                As of June 30, 2002, accounts payable and accrued expenses consisted of the following:

Professional fees                                          $ 81,083
Rent                                                         22,216
Telephone                                                    37,088
Miscellaneous                                                24,097
Sales tax payable                                             6,598
                                                           --------
                                                           $171,082
                                                           ========

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2002

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

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

           Of the total value of the aforementioned shares aggregating $126,600, $97,825 has been allocated, as of December 31, 2001, to deferred charges for services to be rendered. For the three months and six months ended June 30, 2002, $31,650 and $63,300, respectively, has been amortized and charged to operations.

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2002


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

                d) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued was $36,250 of which, $2,717 and $36,250 of these charges were amortized and charged to operations during the three months and six months ended June 30, 2002, respectively.

                e) In October 2001, the Company granted stock options to two stockholders to purchase 1,000,000 shares (500,000 shares each) of the Company's common stock, at an exercise price of $.02. These stock options expire in October, 2004.

           In 2001, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). There were no stock options granted during the six months ended June 30, 2002.


NOTE 11 - PREFERRED STOCK

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


NOTE 12 - OTHER RELATED PARTY TRANSACTIONS

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2002


NOTE 13 - COMMITMENTS AND CONTINGENCIES

                Med-Link was obligated under an operating lease which expired in February 28, 2001. The Company is currently paying rent on a month to month basis. Rent expense for the three months and six months ended June 30, 2002 was approximately $11,277 and $19,542, respectively.

                The Company has a telecommunications agreement, which expires in March, 2004. The telephone expense for this agreement amounted to approximately $1,200 and $2,400 for the three months and six months ended June 30, 2002, respectively.

                In January, 2002, Western Media Sports Holdings, Inc., signed a Letter of Intent to acquire 50.01 percent of Klein's Acquisition Corp. in exchange for 2,000,000 shares of Western Media Group Corp. and other consideration. Western Media subsequently rescinded this offer.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

At June, 2002, the Company had basically no working capital. Management believes revenue from operations will be sufficient to sustain the Company's operations for the next twelve months. However, management does not believe that the Company will realize meaningful growth unless it obtains additional capital or is able to acquire other technology service companies that can be integrated with the Company's current operations. Even though the Company completed the Med-Link acquisition in January, 2002, it cannot predict whether the Company will realize any meaningful growth in the year 2002.


THREE MONTHS ENDED JUNE, 2002 AND 2001

The Company's revenues from continuing operations for the three months ended June 30, 2002 and 2001 were $45,337 and $28,320, respectively, and $85,105 and
$60,440 for the six months ended June 30, 2002 and 2001, respectively.

Expenses for the three months ended June 30, 2002 and 2001 were $253,655 and $35,048, respectively. Expenses for the six months ended June 30, 2002 and 2001 were $474,801 and $63,356. This increase in expenses is primarily attributable to the acquisition of Med-Link USA, Inc. Such expenses consisted of general and administrative expenses, legal, professional, accounting and auditing costs, rent and telephone expenses.

The Company had a net loss of $210,078 for the three months ended June 30, 2002, as compared to a net loss of $6,103 for the same period in 2001. The Company had a net loss of $393,838 for the six months ended June 30, 2002, as compared to a net loss of $2,291 for the same period in 2001.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

                On April 30, 2001, Med-Link entered into a five year $100,000 loan agreement with a bank. Payments in the amount of $2,064, which includes principal and interest, are due monthly. Said loan bears interest at 8.75% per annum and was due to mature on April 30, 2006. The loan balance as of June 30, 2002 was $88,685 and is guaranteed by officers of Med-Link. Med-Link is in default under the terms of the loan and, accordingly, the bank has declared the loan immediately due and payable.

                In April, 2001, the Company entered into a business credit loan agreement with a bank permitting the Company to borrow up to $100,000. As at June 30, 2002, the loan balance, inclusive of accrued interest and late charges, was $89,132. The loan agreement was due to expire in 2004 and loans thereunder bore interest at the rate of 2.5% points above the banks prime lending rate (7.25% at June 30, 2002). The Company is in default on this loan agreement and the bank has declared the loan immediately due and payable. The loan is guaranteed by officers of the Company. Interest expense for the above two bank loans was approximately $1,900 for the three months ended June 30, 2002 and $4,800 for the six months ended June 30, 2002.

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

                                       WESTERN MEDIA GROUP CORPORATION




Date: September 19, 2002                  /s/ Konrad Kim
                                       -------------------------------
                                         By: Konrad Kim, President


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Konrad Kim, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Western Media Group Corporation ("WMGC");

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of WMGC as of, and for, the periods presented in this quarterly report.


Date: September 19, 2002                 /S/ Konrad Kim
                                         ---------------------------------
                                         Konrad Kim, President and Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


                In connection with this quarterly report on Form 10-QSB of Western Media Group Corporation ("WMGC"), I, Konrad Kim, President of WMGC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                (2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of WMGC.



Date: September 19, 2002                /S/ Konrad Kim
                                            ---------------------------------
                                            Konrad Kim, President and Director

              The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sabarnes-Oxley Act of 2002. This statement is not "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Act or any other federal or state law or regulation.



                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, James Rose, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Western Media Group Corporation ("WMGC");

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of WMGC as of, and for, the periods presented in this quarterly report.


Date: September 19, 2002                  /S/ James Rose
                                              ---------------------------------
                                              James Rose, Vice President



                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


                In connection with this quarterly report on Form 10-QSB of Western Media Group Corporation ("WMGC"), I, James Rose, Vice President of WMGC, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                (2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of WMGC.



Date: September 19, 2002                  /S/ James Rose
                                              ---------------------------------
                                              James Rose, Vice President

                The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sabarnes-Oxley Act of 2002. This statement is not "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Act or any other federal or state law or regulation.