Form 10QSB
period 2002-09-30
WESTERN MEDIA GROUP CORP
filed 2002-12-18
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity: as of September 30, 2002, there were 21,969,323 shares of common stock outstanding.

Transitional Small Business Format: Yes { } No {X}

                         WESTERN MEDIA GROUP CORPORATION

                  (CONSOLIDATED CONDENSED FINANCIAL STATEMENTS)

                                      INDEX




Part I Financial Information

      Item 1:    Financial Statements

                 Consolidated Balance Sheets
                 September 30, 2002 (unaudited) and
                 December 31, 2001 (audited)                                   1

                 Consolidated Statements of Operations for the three
                 months and nine months ended September 30, 2002 and
                 2001 (unaudited) and for the period from August 1,
                 1991 through September 30, 2002 (unaudited)                   2

                 Consolidated Statement of Stockholders' Equity
                 (Deficit) for the nine months ended September 30, 2002 (unaudited) and for the period from August 1, 1991
                 through September 30, 2002 (unaudited)                    3 - 5

                 Consolidated Statement of Cash Flows for the nine
                 months ended September 30, 2002 and 2001 (unaudited)
                 and for the period from August 1, 1991 through
                 September 30, 2002
                 (unaudited)                                               6 - 7

                 Notes to Consolidated Financial Statements               8 - 19

      Item 2:    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                20

Part II Other Information

      Legal Proceedings





                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,     December 31,
ASSETS                                               2002              2001
------
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------      -----------
Current assets:
 Cash                                              $      --        $     6,531
 Notes receivable - related parties                     83,349           67,528
 Accounts receivable                                    15,142             --
 Interest receivable                                     2,731            1,975
                                                   -----------      -----------

      Total current assets                             101,222           76,034

 Office equipment net of
   accumulated depreciation                          1,710,758            1,139
 Security deposit                                        4,778             --
 Goodwill                                            2,292,779             --
 Long term note receivable -
   related party                                          --             25,000
                                                   -----------      -----------

      Total assets                                 $ 4,109,537      $   102,173
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable - banks                             $   163,933      $      --
 Accounts payable and accrued expenses                 178,632           76,212
 Notes payable - related party                          73,483             --
 Loans payable                                          55,908             --
                                                   -----------      -----------

      Total current liabilities                        471,956           76,212
                                                   -----------      -----------

Stockholders' equity:
 Preferred stock: undesignated,
   5,000,000 shares unauthorized:
   400 shares issued and outstanding
 Common stock: $.001 par value;
  95,000,000 shares authorized;
  issued and outstanding shares
 21,969,323; 16,889,323 as of
  December 31, 2001                                     21,969           16,889
 Additional paid-in capital                          6,531,471        2,497,951
 Accumulated deficit                                  (943,064)        (943,064)
 Deficit accumulated during the
   development stage                                (1,969,920)      (1,411,740)
 Deferred charges                                       (2,875)        (134,075)
                                                   -----------      -----------

      Total stockholders' equity                     3,637,581           25,961
                                                   -----------       ----------

      Total liabilities and
         stockholders' equity                      $4,109,537       $  102,173
                                                   ==========       ==========



                       See notes to financial statements.






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                               FOR THE
                                                                                             PERIOD FROM
                                  FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED    AUGUST 1, 1991
                                        SEPTEMBER 30,               SEPTEMBER 30,         SEPT. 30, 2002
                               -----------------------------   ---------------------------  --------------
                                     2002           2001           2002            2001            2002
                                     ----           ----           ----            ----            ----

Sales                          $     40,982    $     25,490    $    125,900    $     85,930    $    286,855
                               ------------    ------------    ------------    ------------    ------------

Costs and expenses:
 Operating & administrative         100,786          24,748         398,249          87,249         679,191
 Depreciation                       101,007             119         278,157             974         282,925
                               ------------    ------------    ------------    ------------    ------------
                                    201,793          24,867         676,406          88,223         962,116
                               ------------    ------------    ------------    ------------    ------------

Operating income (loss)            (160,811)            623        (550,506)         (2,293)       (675,261)
                               ------------    ------------    ------------    ------------    ------------

Other income (expense):
 Debt forgiveness                      --              --              --              --            86,040
 Cost of aborted acquisition           --              --              --              --        (1,375,000)
 Interest expense                    (3,720)           --            (8,530)           --            (8,530)
 Interest income                        188             625             856           1,250           2,831
                               ------------    ------------    ------------    ------------    ------------
                                     (3,532)            625          (7,674)          1,250      (1,294,659)
                               ------------    ------------    ------------    ------------    ------------

Net income (loss)              $   (164,343)   $      1,248    $   (558,180)   $     (1,043)   $ (1,969,920)
                               ============    ============    ============    ============    ============

Basic earnings (loss)
 per share                     $       (.01)   $       --      $       (.04)   $       --
                               ============    ============    ============    ============

Weighted average number of
 shares outstanding              15,637,047      11,499,310      15,637,047      11,499,310
                               ============    ============    ============    ============





                       See notes to financial statements.




                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)



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





                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                   (UNAUDITED)

                                                                                                    SURPLUS
                                                                                                  (DEFICIT)
                                                 COMMON STOCK                                    ACCUMULATED
                                             --------------------      ADDITIONAL                   DURING
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



                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                   (UNAUDITED)


                                                                                          SURPLUS
                                                                                         (DEFICIT)
                                                  COMMON STOCK                          ACCUMULATED
                                              ---------------------     ADDITIONAL        DURING
                                              NUMBER OF                  PAID-IN       ACCUMULATED    DEVELOPMENT
                                               SHARES        AMOUNT       CAPITAL        DEFICIT        STAGE         TOTAL
                                               ------        ------       -------        -------        -----         -----
Balance at December 31, 2001
 (brought forward)                           16,889,323   $    16,889   $ 2,497,951   $  (943,064)   $(1,411,740)   $    25,961

Shares issued in connection with the
 Med-Link USA, Inc. acquisition               2,000,000         2,000     2,098,000          --             --        2,100,000

Shares issued in connection with
 Four J's fixed asset acquisition             2,000,000         2,000     1,915,000          --             --        1,917,000


Shares to be issued in connection
 with the exercise of a consultant's
 options                                      1,080,000         1,080        20,520          --             --           21,600

Net loss - January 1 - September 30, 2002          --            --            --            --         (558,180)      (558,180)

Amortization of deferred charges                   --            --            --            --             --          131,200
                                            -----------   -----------   -----------   -----------    -----------    -----------


Balance at September 30, 2002                21,969,323   $    21,969   $ 6,531,471   $  (943,064)   $(1,969,920)   $ 3,637,581
                                            ===========   ===========   ===========   ===========    ===========    ===========

                       See notes to financial statements.







                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                    PERIOD FROM
                                               FOR THE NINE        AUGUST 1, 1991
                                               MONTHS ENDED            TO
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                             -----------------    ----------------
                                                2002                   2001           2002
                                                ----                   ----           ----
Cash flows from operating activities:
 Net loss                                   $  (558,180)         $    (1,043)     $(1,969,920)
 Adjustments to reconcile net loss
  to cash flows used in
 operating activities:                          278,157
   Depreciation                                 131,200                  974          282,925
   Amortization of deferred charges                --                   --            131,200
   Debt forgiveness                                --                   --            (86,040)
   Issuance of common shares for
    consulting and other services
    rendered                                       --                   --          1,403,775
   Imputed interest on officer's loan              --                   --                947
   Accounts receivable                            4,699               (5,860)           4,699
   Interest receivable                             (856)                --               (856)
   Loan receivable                                 --                 (1,250)          (6,975)
   Accrued expenses and other
    current liabilities                          55,862               (8,613)         141,092
                                            -----------          -----------      -----------

Cash flows used in operating activities         (89,118)             (15,792)         (99,153)
                                            -----------          -----------      -----------

Cash flows from financing activities:
  Issuance of common stock                       21,600               21,100          100,398
  Repayment of bank loans                       (32,564)                --            (32,564)
  Proceeds from loan payable                     55,908                 --             55,908
  Advances from(to) officers/shareholders        39,516               (8,040)           1,988
                                            -----------          -----------      -----------

Cash flows provided by
 financing activities                            84,460               13,060          125,730
                                            -----------          -----------      -----------

Cash flows from investing activities:
 Purchase of equipment                           (2,147)                --            (20,509)
 Investments in partnerships                       --                   --             (7,546)
                                            -----------          -----------      -----------

Cash flows used in investing
 activities                                      (2,147)                --            (28,055)
                                            -----------          -----------      -----------

Decrease in cash                                 (6,805)              (2,732)          (1,478)
Cash - beginning of period                        6,805                6,226            1,478
                                            -----------          -----------      -----------

Cash - end of period                        $      --            $     3,494      $      --
                                            ===========          ===========      ===========

                       See notes to financial statements.






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)






                                                                     PERIOD FROM
                                               FOR THE NINE        AUGUST 1, 1991
                                               MONTHS ENDED            TO
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                             -----------------    ----------------
                                                2002                 2001              2002
                                                ----                 ----              ----
Supplemental disclosures of cash flows information:
Cash paid during the year for:
   Interest                                   $   8,500           $                   $   8,500
                                              =========           ========            =========

   Income taxes                               $     300           $                   $     300
                                              =========           ========            =========

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

                               September 30, 2002


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

           The accompanying consolidated unaudited balance sheet as of September 30, 2002 and the consolidated unaudited statement of operations for the three months and nine months ended September 30, 2002, the consolidated unaudited statement of shareholders' equity for the nine months ended September 30, 2002, the consolidated unaudited statements of cash flows for the nine months ended September 30, 2002 along with the consolidated unaudited statement of operations for the period from August 1, 1991 through September 30, 2002 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary for fair presentation have been included.

           For information concerning the Company's significant accounting policies and basis of presentation, along with more informative disclosures, reference is made to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001. Results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustments and independent audit.


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

                Pursuant to the agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock (see Note 11) to Med-Link's shareholders for all the issued and outstanding shares of Med-Link.

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

                               SEPTEMBER 30, 2002



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

                On October 31, 2000, the Company issued 9,000,000 shares of its common stock to DDR, Ltd. ("DDR") in connection with certain transactions contemplated under a Consulting Agreement dated October 11, 2000 and Acquisition Agreement dated October 27, 2000 (collectively the "DDR Agreements"). These shares were issued following a recapitalization of the Company in which the Company increased the number of authorized shares to 100,000,000, par value $0.001, consisting of 95,000,000 shares of common stock and 5,000,000 shares of stock undesignated as to series, rights, or preferences, and a 1 for 10 reverse split in the issued and outstanding common shares. The recapitalization was approved at a meeting of the stockholders held on October 10, 2000.

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

                               SEPTEMBER 30, 2002


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

                As of September 30, 2002, DDR owns approximately 41% of the Company's outstanding common shares.

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

                               SEPTEMBER 30, 2002



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

                               SEPTEMBER 30, 2002



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

                At September 30, 2002, the Company deems no allowance for doubtful accounts on its trade accounts receivable is necessary.

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

     DEFERRED INCOME TAXES

                Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 2002.

                The Company, as of September 30, 2002, had available approximately $3,278,000 of net operating loss carry forwards to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 2002



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     EARNINGS PER COMMON SHARE OF COMMON STOCK

                The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented. For the three months ended September 30, 2002, the weighted average number of shares outstanding used in the per share computation were 15,637,047.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

                At September 30, 2002, the carrying amounts of the Company's assets and liabilities approximate fair value.

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

                               SEPTEMBER 30, 2002



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


NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

                a) On March 29, 2001, the Company sold certain assets to the President of KKL for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured on March 1, 2002 and was extended until March 1, 2003. The note bears interest at the rate of 3% per annum. Accrued interest on this loan was $2,731 as of September 30, 2002. This note is collateralized by 100,000 restricted shares of Western Media Group Corporation common shares owned by the officer.

                In addition, this Officer has a loan outstanding due the Company in the amount of $31,835 as of September 30, 2002. This loan is payable on demand and is non-interest bearing.

                b) As of September 30, 2002, Med-Link has a loan due from one of its officers in the amount of $17,914. This loan is payable on demand and is non-interest bearing.

                c) As of September 30, 2002, the Company has a loan due from one of its consultants in the amount of $8,600, relating to the consultant's exercise of his option to purchase common shares of the company (see Note 10C). This loan was subsequently collected.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 2002



NOTE 4 - PROPERTY AND EQUIPMENT

                As of September 30, 2002, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:
                                       ESTIMATED
                                         USEFUL
                                       LIFE (YEARS)                  AMOUNT
                                       ------------                  ------
Office equipment                            5                      $    2,372
Computer equipment and software             5                       2,017,855
                                                                   ----------
                                                                    2,020,227
Accumulated depreciation                                             (309,469)
                                                                   ----------

                                                                   $1,710,758
                                                                   ==========

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


NOTE 6 - NOTES PAYABLE - BANKS

                a) On April 30, 2001, Med-Link entered into a five year $100,000 loan agreement with a bank. Payments in the amount of $2,064, which includes principal and interest, are due monthly. Said loan bears interest at 8.75% per annum and was due to mature on April 30, 2006. The loan balance as of September 30, 2002 was $84,361 and is guaranteed by officers of Med-Link. Med-Link is in default under the terms of the loan and, accordingly, the bank has declared the loan immediately due and payable.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

NOTE 6 - NOTES PAYABLE - BANKS (continued)

                b) In April, 2001, the Company entered into a business credit loan agreement with a bank permitting the Company to borrow up to $100,000. As of September 30, 2002, the loan balance, inclusive of accrued interest and late charges, was $79,572. The loan agreement was due to expire in 2004 and loans thereunder bore interest at the rate of 2.5% points above the banks prime lending rate (7.25% at September 30, 2002). The Company is in default on this loan agreement and the bank has declared the loan immediately due and payable. The loan is guaranteed by officers of the Company. Interest expense for the above two bank loans was approximately $3,700 for the three months ended June 30, 2002 and $8,500 for the nine months ended September 30, 2002.


NOTE 7 - NOTE PAYABLE - RELATED PARTY

                Med-Link has a loan payable to one of its officers in the amount of $73,483 as of September 30, 2002. This loan is payable on demand and is non-interest bearing.

NOTE 8 -                 LOAN PAYABLE

                During the nine months ended September 30, 2002 a company advanced Western Media Group Corporation and Med-Link $55,908. This loan is non-interest bearing and payable on demand.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                As of September 30, 2002, accounts payable and accrued expenses consisted of the following:

Professional fees                                           $ 81,074
Rent                                                          31,179
Telephone                                                     40,708
Miscellaneous                                                 15,054
Sales tax payable                                             10,617
                                                             -------

                                                            $178,632
                                                            ========

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

NOTE 10 - STOCKHOLDERS' EQUITY

                a) On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and outstanding shares of Med-Link. Those shares were valued at the closing stock price of the Company's common shares on the date of acquisition ($1.05).
                b) On January 23, 2002, The Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises. The purchase price for the assets was 2,000,000 shares of the Company's common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065) less a ten percent discount for restrictions placed on the shares issued.

                c) In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares to be issued, for the agreed upon value of the services to be rendered, were based upon the available market price of the Company's common shares ranging from $.02 to $.05. Of the total shares issuable, 75% were issued upon the approval of the agreements by the Company's Board of Directors and the balance of the shares were subsequently issued.

                Of the total value of the aforementioned shares aggregating $126,600, $97,825 has been allocated, as of December 31, 2001, to deferred charges for services to be rendered. For the three months and nine months ended September 30, 2002, $31,650 and $94,950, respectively, has been amortized and charged to operations.

                In addition, the aforementioned individuals received options to purchase 3,400,000 common shares at an exercise price of $.02, which shares shall vest eight months after the commencement date of the agreement. On September 30, 2002, one of the individuals exercised his option to purchase 1,080,000 common shares at $0.02.

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

                               SEPTEMBER 30, 2002


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

                d) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued was $36,250, which was charged to operations during the nine months ended September 30, 2002.

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


NOTE 12 - OTHER RELATED PARTY TRANSACTIONS

                The Company does not currently lease or rent any property. Office space and services are provided without charge by various directors of the Company in Long Island, New York. Such costs are immaterial to financial statements, and, accordingly, have not been reflected therein.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 2002


NOTE 13 - COMMITMENTS AND CONTINGENCIES

                Med-Link was obligated under an operating lease which expired in February 28, 2001. The Company is currently paying rent on a month to month basis. Rent expense for the three months and nine months ended September 30, 2002 was approximately $9,000 and $28,500, respectively.

                The Company has a telecommunications agreement, which expires in March, 2004. The telephone expense for this agreement amounted to approximately $1,200 and $3,600 for the three months and nine months ended September 30, 2002, respectively.

                In January, 2002, Western Media Sports Holdings, Inc., (an inactive subsidiary) signed a Letter of Intent to acquire 50.01 percent of Klein's Acquisition Corp. in exchange for 2,000,000 shares of Western Media Group Corp. and other consideration. Western Media subsequently rescinded this offer.

NOTE 14 - SUBSEQUENT EVENTS

                On November 27, 2002, Med-Link entered into a telecommunications agreement with a hospital. Under the terms of the agreement, Med-Link will provide, among other things, the installation and implementation of a virtual private network (VPN) for the hospital.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in the Management's Discussion and Analysis below above. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the United States; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal proceedings and other factors discussed the Company's Form 10-KSB and 10-QSB filings. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS
-------         -----------------------------------

                All of the Company's business is currently conducted through its K-Rad Konsulting, LLC ("KKL") and Med-Link USA, Inc. ("Med-Link") subsidiaries. KKL is a solution provider for Internet infrastructure. KKL offers Internet infrastructure consulting for businesses using what it deems reliable sources of technical help for their computers. KKL offers three main services: (1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting.

                Med-Link provides a full service communication network to physicians, hospitals and labs, including a Virtual Private Network, Voice-mail and Answering Service. The Virtual Private Network is an Internet based application that allows physicians, from any location with a computer and Internet service, to obtain information from other physicians, hospitals and laboratories concerning their patients. This allows a better flow of information between the relevant components of the health system and, importantly, faster reaction times for patient care. Med-Link's voice-mail system allows patients multiple options, including call forwarding, forwarding to an operator at a call center or simply leaving their physician a message. Med-Link's answering service offers a messaging center with trained and medically knowledgeable personnel. These persons are able to locate physicians using e-mail, fax, alpha paging or telephone.

PLAN OF OPERATION

                The Company has started to use KKR and Med-Link to jointly develop Med-Link's products targeted at the medical community. KKR has assisted Med-Link in providing the technical support and services its business requires.

                The Company has also restructured Med-Link's operations to reduce costs and enhance efficiencies by moving its offices into the Company's offices. In addition, part of the Med-Link call center functions have been transferred to a call center in India as part of a contract with Total Infosystems, Inc. Med-Link anticipates the transfer of additional call center functions to India in the future.

                The Company plans to market Med-Link's services to medical practices in the New York metropolitan area by utilizing local hospitals as a contact point. In furtherance of this plan, Med-Link has signed, and will begin the process of implementing, a contract to develop a Virtual Private Network for New Island Hospital in Bethpage, New York. The network will be marketed to all the medical staff affiliated with New Island Hospital. This VPN will allow Med-Link to market various services to the medical practices on its network.

                The Company plans to utilize strategic and joint venture partners to further develop and expand its operations through joint product offerings. In this way, management believes it can minimize the need for additional capital. The Company is currently seeking to market Med-Link's services, by itself, and with strategic partners, to medical practices, medical labs, hospitals and insurance companies.

                As part of its operating plan, the Company plans to enter into one or more strategic relationships to make its networks compliant with Title II, Part C of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPPA required the Department of U.S. Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. The goal of the standards adopted is to improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data interchange in health care, while protecting that information with a secure environment.

                The Company has commenced preliminary discussions for a strategic relationship to acquire and/or market HIPPA complaint solutions.

LIQUIDITY AND CAPITAL RESOURCES

                At September 30, 2002, the Company had a working capital deficiency of $370,734. Based on its current plan of operation, management believes revenue from operations will be sufficient to sustain the Company's operations for the next twelve months. Even though the Company completed the Med-Link acquisition in January, 2002, and signed a telecommunications agreement with a hospital in November 2002, it cannot predict whether the Company will realize any meaningful growth in the future.

THREE MONTHS ENDED SEPTEMBER, 2002 AND 2001

                The Company's revenues from continuing operations for the three months ended September 30, 2002 and 2001 were $40,982 and $25,490, respectively, and $125,900 and $85,930 for the nine months ended September 30, 2002 and 2001, respectively.

                Expenses for the three months ended September 30, 2002 and 2001 were $201,793 and $24,867, respectively. Expenses for the nine months ended September 30, 2002 and 2001 were $676,406 and $88,223. This increase in expenses is primarily attributable to the acquisition of Med- Link USA, Inc. Such expenses consisted of general and administrative expenses, legal, depreciation, professional, accounting and auditing costs, rent and telephone expenses.

                The Company had a net loss of $164,343 for the three months ended September 30, 2002, as compared to a net income of $1,248 for the same period in 2001. The Company had a net loss of $558,180 for the nine months ended September 30, 2002, as compared to a net loss of $1,043 for the same period in 2001.


Item 4.         Controls and Procedures
-------         -----------------------

                As of December 17, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

                Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the President and Vice President of the Company have determined that the effectiveness of such controls is satisfactory. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 17, 2002.

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

3.2      Bylaws (1)

10.3     Consulting Agreement with Munish K. Rametra dated October 1, 2001
(2)

10.4     Consulting Agreement with Ray Vuono dated October 18, 2001 (2)

10.5     Consulting Agreement with Kames Rose dated October 1, 2001 (2)

10.6 Telecommunications Services Agreement dated November 27, 2002 between New Island Hospital and Med-Link USA, Inc.

10.7 Messaging Service Agreement made as of November 22, 2002 between Total Infosystems, Inc. and Med-Link USA, Inc.

21.1     List of Subsidiaries

(1) Incorporated by this reference from the Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on June 28, 2000.

(2) Incorporated by this reference from the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2001.

(b) The Company did not file any reports on Form 8-K for the period ended September 30, 2002.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WESTERN MEDIA GROUP CORPORATION


Date: December 17, 2002       /s/ Konrad Kim
                              -------------------------------
                              By: Konrad Kim, President

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Konrad Kim, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Western Media Group Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:           December 17, 2002



/s/ Konrad Kim
---------------------
Konrad Kim
President

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James Rose, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Western Media Group Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:           December 17, 2002


/s/ James Rose
------------------------
James Rose
Vice President and principal financial officer