Form 10KSB
period 2002-12-31
WESTERN MEDIA GROUP CORP
filed 2003-05-21
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............to...............

Commission File Number 2-71164

WESTERN MEDIA GROUP CORPORATION
---------------------------------------------------------------------------------------------
(Name of small business issuer in its charter)

Minnesota	41-1311718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

69 Mall Drive, Commack, New York 11725
-----------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

631-297-1750
--------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the issuer's revenues for its most recent fiscal year.

Western Media Group Corporation's revenues from continuing operations for the fiscal year ended December 31, 2002 were $148,877.

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

Aggregate market value of stock held by non-affiliates was approximately, $1,076,358.42 as of March 31, 2002. There were a total of approximately 11,959,538 shares held by non-affiliates as of such date.

The Company's stock transfer agent is Computershare, 12039 West Alameda Parkway Suite Z-2, Lakewood, Colorado 80228.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,272,857 shares outstanding as of May 16, 2003.

Documents incorporated by reference:

None.

Transitional Small Business Disclosure Format (Check one): Yes No X

 STATEMENT OF FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Western Media Group Corporation and its subsidiaries (collectively the "Company") that are based on the beliefs of the Company's management, as well as, assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. The Company's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the company's need to obtain additional financing or equity; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and certain other factors detailed below under Investment Considerations and Risk Factors.

PART I

Item 1. Description of Business

The Company's History

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

In December, 1982, Ionics acquired 98.7% of the outstanding common shares of Sioux City Iron Company ("SCIC"). SCIC was engaged in the business of wholesale distribution of heavy hardware to primarily the agricultural industry. Adverse agricultural economic conditions forced SCIC to seek protection under the Bankruptcy Code in October 1987. In July 1988 pursuant to the order of the Bankruptcy Court all the assets of SCIC were sold and Ionics was released from liability of its long-term debt to the seller of SCIC. SCIC was dissolved in December 1988.

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

In October, 2000, the board of directors added Konrad Kim as a director in connection with the acquisition of K-Rad Konsulting, LLC described below.

On February 1, 2001, Mr. Minicucci resigned as a director. Mr. Minicucci's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, practices or policies. On September 28, 2001, Mr. Riggs resigned as a director and officer of the Company pursuant to a September 28, 2001 settlement agreement. Mr. Riggs' resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, practices or policies.

On January 1, 2002, Dr. Michael Carvo was appointed as a director in connection with the Company's acquisition of Med-Link, USA, Inc. described below.

Our Business

The business of the Company is carried out by two wholly owned subsidiaries, Med-Link USA, Inc. and K-Rad Konsulting, LLC as described below. The Company may seek other businesses to acquire in exchange for shares of its common stock.

Med-Link USA, Inc.

Med-Link USA was incorporated in 1998. While it shares an office with the Company, substantially all of its operations have been outsourced as explained below. Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies.

The Acquisition of Med-Link

Effective January 1, 2002, the Company acquired all of the issued and outstanding stock of Med-Link USA, Inc., a privately held New York corporation ("Med-Link") pursuant to a Share Exchange Agreement dated December 28, 2001 (the "Agreement"). As a result of the share exchange, Med-Link is a wholly owned subsidiary of the Company.

As a result of the share exchange pursuant to the Agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link's four shareholders. In exchange, Med-Link's four shareholders delivered all of its issued and outstanding stock to the Company. The 400 shares of preferred stock have, in the aggregate, the following characteristics:

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

Med-Link's Business

Med-Link's products and services are as follows:

Answering Service

Trained personnel who are medically knowledgeable operate from a specially designed Medcall workstation. Each station is a part of a computer network, which is fully equipped with popup screens, relaying client information quickly. Computerized hunting with the click of the mouse allows for quicker accurate information routing to the client. Information can be sent from each station independently with ease via E-mail, fax, alpha paging, or by phone. Receiving information, processing it, and relaying it quickly from each station makes Med-Link accurate and fast.

Voice Mail

Voice Mail is integrated with our operator stations allowing the user multiple options. A completely automated system has multiple boxes for selections. A greeting may be set up professionally with day and night settings. User options include changing the greetings, call forwarding to live operators or to personal devices. With call forwarding clients can remain in constant contact with patients or others.

Virtual Private Network (VPN)

Med-Link is in the final stages of setting up its VPN for New Island Hospital through the Med-Link VPN website. It will be setup with user friendly icons and will be secure and compliant with Title II, Part C of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The VPN is designed to allow physicians and other members of the medical community to contact other physicians, retrieve information form the hospital, and obtain insurance related information such as claim status. The VPN is also designed to provide information such as overnight admissions, room assignments, operating room schedules and lab results.

MEDCALL123

Medcall is an internet message center developed for the Med-Link service users. It is designed to allow for real time viewing of the messages received by the Med-link operators. It is also designed to allow the user to check old messages as well as to check morning messages without having to use operator assistance.

Business Developments

Med-Link currently has approximately 30 clients, most of which are doctors, but which also include a roofing company and an animal shelter. On November 25, 2002, Med-Link signed a Telecommunications Service Agreement with New Island Hospital in Bethpage, New York. Pursuant tot hat agreement, Med-Link is in the process of installing a VPN and other equipment at the hospital which will allow its approximately 600 doctors access to it as well as hospital information. Med-Link believes that the installation and testing may be done by July, 2003 and will then begin marketing its products and services to individual doctors affiliated with New Island Hospital.

While Med-Link does not currently have any marketing staff, it will rely on two consultants to the Company to market its products and services. Depending upon the products and services ordered, Med-Link believes that the revenue to it per doctor will be between $300 and $500 per month from New Island Hospital doctors. However, there can be no assurance that a significant number of doctors will order Med-Link's products or services.

The Market for Med-Link Products and Services

Med-Link believes that the market for its products and services consist of medium and larger medical practices that are looking to reduce their communication costs and increase employee efficiency. Med-Link believes that the best way to market to these doctors is by establishing a relationship with hospitals they are affiliated with, as it has done with New Island Hospital.

Currently, to the extent that Med-Link has engaged in any marketing activities, it has focused solely on local independent practitioners who are affiliated with New Island Hospital. If sufficient revenue is available in the future, Med-Link may seek to market its services to other hospitals and the doctors affiliated with them.

Competition

Med-Link believes that its competitions consists of the following:

1. Hospitals which have set up their own answering service and VPN

Med-Link is aware of a number of hospitals which have set up their own answering service and VPN and offer their doctors products and services similar to those to be offered by Med-Link.

2. Answering Services

There are numerous answering services which cater to doctors and other professionals which operate through pagers, telephone, e-mail or other means. With respect to individual doctors and others, Med-Link believes that these answering services may be its primary competition. However, Med-Link also believes that its pricing structure offers a savings over many other answering services making it more attractive.

Customer Dependence

Med-Link is in the early stages of its business development and has very few customers. It does not currently rely on any one of them for its business. Med-Link believes that its future success will be dependent on it developing relationships with hospitals for access to their doctors. Without these relationships, Med-Link's business is unlikely to succeed.

Intellectual Property

Med-Link does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts in place.

Government Regulation

The only significant government regulation affecting Med-Link's business is HIPAA. HIPPA required the Department of U.S. Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. The goal of the standards adopted is to improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data interchange in health care, while protecting that information with a secure environment. These standards have been promulgated and must be followed by persons and companies which transmit health data.

Med-Link believes that its current products and services are HIPAA compliant and that its future products and services will be HIPAA compliant because it has taken measures to protect the data it handles. However, it has not received any independent conformation of such compliance. In the event that it is found not to be HIPAA complaint, we may be subject to lawsuits and regulatory liabilities and we would be unable to provide services in the medical community.

Employees

As of the date of this report, Med-Link does not have any employees. In December, 2002, Med-Link outsourced substantially all of its operations to save costs.

K-Rad Konsulting, LLC

Pursuant to the DDR Agreements, DDR provided consulting services in connection with the Company's acquisition of K-Rad Konsulting, LLC ("KKL") in exchange for Company common stock. In connection with the transaction, the board of directors of the Company appointed Konrad Kim as a director of the Company.

KKL has one employee, Konrad Kim, who is also a Director of the Company, and is a solution provider for Internet infrastructure. KKL offers Internet infrastructure consulting for businesses using what it deems reliable sources of technical help for their computers. KKL's offers three main services are: (1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting.

Currently, KKL is engaged in providing services almost exclusively to Med-Link. However, it may seek to market its services to other in the future.

The Company's Recent Business Developments

4J's Enterprises Asset Purchase

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

The assets had been repossessed by 4J, which is in the business of financing the purchase of computer equipment. The Company is using the Assets for its own operations as well as for the expansion of the operations of Med-Link and KKR.

Potential Future Acquisitions by the Company

The Company may seek, investigate, and if warranted, acquire interests in companies other than KKR and Med-Link in exchange for its common stock, and/or cash, to the extent cash is available. While the Company currently intends to search for businesses that have synergies with KKR and Med-Link, the Company may not restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

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

The Company's Competition

There is substantial competition in the acquisition of business opportunities by public companies. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

The Company's Employees

The Company currently has 0 employee and 0 full time consultants which it relies upon for its business.

Investment Considerations and Risk Factors

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

WE ARE SUBJECT TO HIPAA AND THE FAILURE TO COMPLY WITH IT COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS

Med-Link is required to comply with HIPAA. While it has taken steps to do so, it has not sought independent verification of such compliance. If Med-Link is found not to be in compliance with HIPAA, it may be subject to lawsuits from its clients, as well as regulatory liability, which would materially adversely affect its operations and business.

WE HAVE LIMITED RESOURCES AND LIMITED REVENUES

We have limited resources. At the present time, our only sources of revenues are KKR and Med-Link, neither of which has generated any significant revenues. In addition, there can be no assurance that we will obtain significant revenues through the acquisition of other companies or that the Company will be able to operate on a profitable basis.

The Company intends to avoid becoming an "Investment Company," under the Investment Company Act of 1940, as amended. Therefore, the Company intends to only invest in a manner, which will not trigger Investment Company status. There can be no assurance that determinations the Company will ultimately make will allow it to avoid Investment Company status.

THE COMPANY'S AUDITED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 CONTAIN "GOING CONCERN" LANGUAGE

Our independent auditor prepared a report for the Company's financial statements for the year ended December 31, 2002. The report states we might not be able to continue as a going concern. A "going-concern" opinion indicates that the financial statements are prepared assuming the business will continue as a going-concern, but there can be no guarantee that it will continue as a going concern. The Company is addressing the going concern opinion with its business plan to seek profitable acquisition targets and by running the businesses it has already acquired.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE OUR BUSINESS PLAN

The Company has had limited revenues to date. The Company will be entirely dependent on its limited financial resources to seek additional acquisitions and run and grow the businesses of KKR and Med-Link. For this reason, the acquisitions of KKR and Med-Link were paid in common stock. There can be no assurance that other potential acquisition candidates will not require payment in cash. The Company cannot, therefore, ascertain, with any certainty, what will be the precise capital requirements for successful execution of its business plan. If the Company's limited resources prove insufficient to implement our plan, due, for example, to the size of the acquisition, the Company may have to seek additional financing. And even if the Company is successful in completing an acquisition, it may require additional financing for operations or our business growth.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY

There can be no assurance additional financing will be available on acceptable terms. It may not be available at all. Additional financing is likely to be necessary and if unavailable when needed, the Company may have to abandon certain of its plans. Any failure to secure necessary, additional financing would have a material adverse effect on continued development and/or growth of the Company's businesses.

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

ONE STOCKHOLDER AND OUR AFFILIATES CURRENTLY OWN A MAJORITY OF THE COMPANY'S COMMON STOCK

DDR, Ltd. owns approximately 34% of the Company's outstanding common stock, and, our affiliates, including DDR, beneficially own a total of approximately 72% of our outstanding common stock. They therefore, together, have control over the outcome of all matters submitted to the stockholders for approval. This includes not only election of Directors, but also the decision whether to attempt to effect a merger or acquisition.

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

Recently, the Company has not been timely in filing its quarterly and annual reports. Pursuant to the eligibility rule for the over the counter Bulletin Board, all quarterly and annual reports must be filed in a timely manner, however, a 30 day grace period is given. In the event a company's reports are not filed within the 30 day grace period, its securities may no longer be quoted on the over-the-counter Bulletin Board. Because the Company continues to experience a lack of operating capital, there can be no assurance that the Company's common stock will continue to be quoted on the over-the-counter Bulletin Board.

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

A DEFAULT JUDGMENT IN THE AMOUNT OF $148,900.66

In or about January, 2003, Citibank, N.A., as plaintiff, commenced an action against Med-Link, USA, Inc.. Dr. Michael Carvo, Med-Link's President, and another, in the Supreme Court of the State of New York, County of Suffolk. Plaintiff alleged that it was due a total of $138,814.01, plus interest, relating to two loans extended to Med-Link. On April 22, 2003, a default judgment was entered in favor of plaintiff in the amount of $148,900.66, which has not yet been paid and for which each defendant is jointly and severally liable. Med-Link does not currently have funds available to pay the judgment. If Citibank execute the judgment against Med-Link, its financial condition and operations will be severely adversely affected.

Item 2. Description of Property

The Company currently utilizes office space located at 69 Mall Drive in Commack, New York for which it does not pay any rent. Until December, 2002, when substantially all of its operations were outsourced, Med-Link leased office space in Melville, New York, on a month to month basis, for $2,674.49 per month.

Item 3. Legal Proceedings

In or about January, 2003, Citibank, N.A., as plaintiff, commenced an action against Med-Link, USA, Inc.. Dr. Michael Carvo, Med-Link's President, and another, in the Supreme Court of the State of New York, County of Suffolk. Plaintiff alleged that it was due a total of $138,814.01, plus interest, relating to two loans extended to Med-Link. On April 22, 2003, a default judgment was entered in favor of plaintiff in the amount of $148,900.66, which has not yet been paid and for which each defendant is jointly and severally liable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001 to a vote of the security holders, through solicitation of proxies or otherwise.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The principal market where the Company's common equity is traded is the National Association of Securities Dealers over-the-counter Bulletin Board. The high and low sales prices of the Company's common stock for each quarter within the last two fiscal years are set forth below. On August 15, 2001, the Company's common stock was authorized for quotation on the over-the-counter Bulletin Board after being delisted in 2000. At most times during the last two fiscal years, trades in the Company's common stock were sporadic and therefore, published prices may not represent a liquid and active trading market, which would be indicative of any meaningful market value.

		High	Low
1st Quarter 2001	-	.12	.12
2nd Quarter 2001	-	----	----
3rd Quarter 2001	-	----	----
4th Quarter 2001	-	1.25	.08
1st Quarter 2002	-	1.01	.30
2nd Quarter 2002	-	.34	.09
3rd Quarter 2002	-	.09	.05
4th Quarter 2002	-	.08	.03

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the above quotations is Yahoo Finance.

As of December 31, 2002 there was one class of common equity held by approximately 994 holders of record in addition to those who hold in street name.

No dividends have been declared by the Company during the last two fiscal years. There are no restrictions, which affect or are likely to affect the Company's ability to pay dividends in the future.

Equity Compensation Plan Information

The following table contains information concerning the Company's only existing equity compensation plans, which cover certain officers and consultants. Each of the officers and consultants entered into an agreement with the Company for the provision of services, which obligates the Company to pay option compensation.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	11,200,000	$.02	10,000,000
Total	11,200,000	$.02	10,000,000

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

Pursuant to the consulting agreement, Mr. Rametra is to receive up to 1,440,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent were issuable on the eight month anniversary of the consulting agreement, unless it was terminated prior to that date. At the time the consulting agreement was entered into, the common stock was trading at $.01 per share. Mr. Rametra also received an option to purchase 1,200,000 shares of common stock at $.02 which will vested on the eight month anniversary of the Consulting Agreement.

The term of the consulting agreement with Mr. Rametra was twelve months. In the event that the Company wished to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $10,000 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.2 million shares of common stock at fair market value on October 1, 2002. While the Company did not formally extend the agreement, Mr. Rametra continues to provide services to the Company. Mr. Rametra has not exercised any options as of the date of this report.

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

Pursuant to the consulting agreement, Mr. Vuono is to receive up to 1,380,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent were issuable on the eight month anniversary of the consulting agreement, unless it was terminated prior to that date. At the time the consulting agreement was entered into, the common stock was trading at $.02 per share. Mr. Vuono also received an option to purchase 1,200,000 shares of common stock at $.02 which vested on the eight month anniversary of the consulting agreement, unless it was terminated. The agreement was not terminated by the Company.

The term of the consulting agreement with Mr. Vuono is twelve months. In the event that the Company wished to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $5,750 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.2 million shares of common stock at fair market value on October 1, 2002. While the Company did not formally extend the agreement, Mr. Vuono continues to provide services to the Company. Mr. Vuono has exercised 1,147,389 options as of the date of this report.

The Company entered into a consulting agreement with James Rose as of October 1, 2001. Pursuant to the consulting agreement, Mr. Rose agreed to perform the functions of perform the functions of a Vice President of the Company. Specifically, Rose agreed to assist in managing the Company's business and the businesses of its subsidiaries, perform all necessary administrative functions in maintaining the Company, its businesses and records, manage the Company's internal financial reporting, assist the Company's outside auditors in their reviews and audits of the Company's financial statements and provide and other services which may be reasonably necessary to the Company or any Company subsidiary.

Pursuant to the consulting agreement, Mr. Rose is to receive up to 1,200,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent were issuable on the eight month anniversary of the consulting agreement, unless it is terminated prior to that date. At the time the consulting agreement was entered into, the common stock was trading at $.01 per share. Mr. Rose also received an option to purchase 1,000,000 shares of common stock at $.02, which vested on the eight month anniversary of the consulting agreement, unless it was terminated prior to that date. The Company did not terminate the agreement.

The term of the consulting agreement with Mr. Rose is twelve months. In the event that the Company wished to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $2,000 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.0 million shares of common stock at fair market value on October 1, 2002. While the Company did not formally extend the agreement, Mr. Rose continues to provide services to the Company.

On October 1, 2001, Mr. Rose received an option to purchase 500,000 shares of the Company's common stock at $.02 in consideration of his services as a Vice President of the Company. The option expires on October 1, 2004. Mr. Rose has not exercised any options as of the date of this report.

On October 1, 2001, the Konrad Kim received an option to purchase 500,000 of the Company's common stock at $.02 in consideration of his services as the Company's President and sole director. The option expires on October 1, 2004. Mr. Kim has not exercised any options as of the date of this report.

Recent Sales Unregistered Securities

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

In October through December, 2002, the Company issued a total of 1,294,272 shares of common stock to Munish Rametra, Ray Vuono and James Rose as compensation pursuant to their consulting agreements.  The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

In December, 2002, Ray Vuono, a consultant to the Company, exercised a total of 1,147,389 stock options at $.02 per share.  The issuance to Mr. Vuono was accomplished in reliance upon Section 4(2) of the Act in a private transaction.

Item 6. Management's Discussion and Analysis or Plan of Operation

All of the Company's business is currently conducted through itsK-Rad Konsulting, LLC ("KKL") and Med-Link USA, Inc. ("Med-Link") subsidiaries. KKL is a solution provider for Internet infrastructure. KKL offers Internet infrastructure consulting for businesses using what it deems reliable sources of technical help for their computers. KKL offers three main services: (1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting.

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

Liquidity and Capital Resources

At December 31, 2002, the Company had a working capital deficiency of $415,666 Management believes revenue from operations will be sufficient to sustain the Company's operations for the next twelve months. Even though the Company completed the Med-Link acquisition in January, 2002, and signed a telecommunications agreement with a hospital in November 2002, it cannot predict whether the Company will realize any meaningful growth in the future.

Years Ended December, 2002 and 2001

The Company's revenues from continuing operations for the years ended December 31, 2002 and 2001 were $148,877 and $96,823, respectively.

Expenses for the years ended December 31, 2002 and 2001 were $872,283 and $188,833, respectively. This increase in expenses is primarily attributable to the acquisition of Med-Link USA, Inc. Such expenses consisted of general and administrative expenses, legal, depreciation, professional, accounting and auditing costs, rent and telephone expenses.

The Company had a net loss of $733,404 for the year ended December 31, 2002, as compared to a net loss of $1,465,035 for the same period in 2001. Included in the 2001 loss was the cost of an aborted acquisition in the amount of $1,375,000.

Item 7. Financial Statements

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

During the Company's two most recent fiscal years, there were no disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the accountants, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

On October 22, 2001, the Company retained as its new independent accountant, Farber, Blicht, Eyerman & Herzog, LLP, 255 Executive Drive, Suite 215, Plainview, New York 11803.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Konrad Kim	31	Director and President	October, 2000
Dr. Michael Carvo	50	Director and President of Med-Link, USA, Inc.	January 1, 2002

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

James Rose, Vice President (24)
Mr. Rose has served as the Company's Vice President since September, 2001, President of Western Media Sports Holdings since November, 2001 and President of Western Media Publishing since February, 2002. Prior to joining the Company, Mr. Rose was a Vice President at Ambassador Capital Group, a company which assisted private companies in going public.

Ray Vuono, Consultant (37)
Mr. Vuono has served as a consultant to the Company since October, 2001. From June, 1990 to the present, Mr. Vuono has served as President of Rayvon Venture Capital, a private venture capital firm which has invested in and/or managed, numerous private companies.

Munish Rametra, Consultant (32)
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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 10. Executive Compensation

For the fiscal year ended December 31, 2001, the following compensation was paid to the Company's Chief Executive Officer:
SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts

Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Konrad Kim, CEO Munish Rametra, Consultant (1) Ray Vuono, Consultant (2) James Rose, Vice President (3)	2002 2001 2000 2002 2001 2002 2001 2002 2001	$0 $39,738 $120,000 $24,000 $69,000		$28,800 $69,000 $28,800		500,000 1,200,000 1,200,000 1,200,000 1,200,000 1,000,000 1,500,000

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

Pursuant to the consulting agreement, Mr. Rametra is to receive up to 1,440,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent were issuable on the eight month anniversary of the consulting agreement, unless it was terminated prior to that date. At the time the consulting agreement was entered into, the common stock was trading at $.01 per share. Mr. Rametra also received an option to purchase 1,200,000 shares of common stock at $.02 which will vested on the eight month anniversary of the Consulting Agreement.

The term of the consulting agreement with Mr. Rametra was twelve months. In the event that the Company wished to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $10,000 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.2 million shares of common stock at fair market value on October 1, 2002. While the Company did not formally extend the agreement, Mr. Rametra continues to provide services to the Company. Mr. Rametra has not exercised any options as of the date of this report.

Mr. Rametra did not receive any cash during the year ended December 31, 2002 and did not receive any stock based compensation. From January through April, 2003, Mr. Rametra received 500,993 shares of common stock as payment at the rate of $10,000 per month at a 20% discount to the prevailing market value.

Mr. Vuono did not receive any cash during the year ended December 31, 2002, but did receive 419,272 shares of common stock as payment at the rate of $5,750 per month at a 20% discount to the prevailing market rate for October through December, 2002. From January through April, 2003, Mr. Vuono received 288,070 shares of common stock as payment at the rate of $5,750 per month at a 20% discount to the prevailing market value.

(2) The Company entered into a consulting agreement with Raymond Vuono as of October 18, 2001. Pursuant to the consulting agreement, Mr. Vuono agreed to provide management consulting services to WMGC. Specifically, the consulting agreement provides that Mr. Vuono has the following principal duties and responsibilities: providing assistance to WGMC with respect to analysis of management performance and hiring and firing of management employees, assistance in the formulation of overall business strategies, assistance in the formulation of marketing and brand strategies, identification of strategic partners, assistance to subsidiaries in extending and reinforcing existing client relationships, and attracting new clients and identification of business inefficiencies and reports to management as to solutions for such inefficiencies.

Pursuant to the consulting agreement, Mr. Vuono is to receive up to 1,380,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent were issuable on the eight month anniversary of the consulting agreement, unless it was terminated prior to that date. At the time the consulting agreement was entered into, the common stock was trading at $.02 per share. Mr. Vuono also received an option to purchase 1,200,000 shares of common stock at $.02 which vested on the eight month anniversary of the consulting agreement, unless it was terminated. The agreement was not terminated by the Company.

The term of the consulting agreement with Mr. Vuono is twelve months. In the event that the Company wished to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $5,750 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.2 million shares of common stock at fair market value on October 1, 2002. While the Company did not formally extend the agreement, Mr. Vuono continues to provide services to the Company. Mr. Vuono has exercised 1,200,000 options as of the date of this report.

Mr. Vuono did not receive any cash during the year ended December 31, 2002 and did not receive any stock based compensation. From January through April, 2003, Mr. Vuono received 288,070 shares of common stock as payment at the rate of $5,750 per month at a 20% discount to the prevailing market value.

(3) The Company entered into a consulting agreement with James Rose as of October 1, 2001. Pursuant to the consulting agreement, Mr. Rose agreed to perform the functions of perform the functions of a Vice President of the Company. Specifically, Rose agreed to assist in managing the Company's business and the businesses of its subsidiaries, perform all necessary administrative functions in maintaining the Company, its businesses and records, manage the Company's internal financial reporting, assist the Company's outside auditors in their reviews and audits of the Company's financial statements and provide and other services which may be reasonably necessary to the Company or any Company subsidiary.

Pursuant to the consulting agreement, Mr. Rose is to receive up to 1,200,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent were issuable on the eight month anniversary of the consulting agreement, unless it is terminated prior to that date. At the time the consulting agreement was entered into, the common stock was trading at $.01 per share. Mr. Rose also received an option to purchase 1,000,000 shares of common stock at $.02 which vested on the eight month anniversary of the consulting agreement, unless it was terminated prior to that date. The Company did not terminate the agreement.

The term of the consulting agreement with Mr. Rose is twelve months. In the event that the Company wished to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $2,000 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.0 million shares of common stock at fair market value on October 1, 2002. While the Company did not formally extend the agreement, Mr. Rose continues to provide services to the Company.

On October 1, 2001, Mr. Rose received an option to purchase 500,000 shares of the Company's common stock at $.02 in consideration of his services as a Vice President of the Company. The option expires on October 1, 2004. Mr. Rose has not exercised any options as of the date of this report.

Mr. Rose did not receive any cash during the year ended December 31, 2002, but did receive 145,834 shares of common stock as payment at the rate of $2,000 per month at a 20% discount to the prevailing market ! rate for October through December, 2002. From January through April, 2003, Mr. Rose received 100,199 shares of common stock as payment at the rate of $10,000 per month at a 20% discount to the prevailing market value.

Item 11.           Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
preferred	Dr. Michael Carvo	173	43.25%
$.01 par value per share common	4J's Enterprises 1215 Court North Drive Melville, New York 11747	2,000,000	7.87%
$.01 par value per share common	DDR, Ltd. 560 Broadhollow Road Suite 304 Melville, New York 11747	8,636,507	33.97%
$.01 par (1) value per share common	Ray Vuono 69 Mall Drive Commack, New York 11725	3,039,953	11.96%
$.01 par (2) value per share common	Munish Rametra, Consultant 69 Mall Drive Commack, New York 11725	3,534,326	13.9%
$.01 par (3) value per share common	James Rose, Consultant 69 Mall Drive Commack, New York 11725	3,083,533	12.13%

(1) Includes 1,200,000 shares issuable upon the exercise of options at $.02 per share granted pursuant to Mr. Vuono's consulting agreement.

(2) Includes 2,400,000 shares issuable upon the exercise of options at $.02 per share which are due to Mr. Rametra under his consulting agreement.

(3) Includes 2,500,000 shares issuable upon exercise of options granted to Mr. Rose in October, 2001 and due to him under his consulting agreement.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the security ownership of the Company's Directors, Executive Officers and Consultants as of March 31, 2003:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
$.001 par value per share common	Dr. Michael Carvo, Director 560 Broadhollow Road Suite 201 Melville, New York 11747	120,000 .	47%
preferred	Dr. Michael Carvo	173	43.25%
$.001 par (1) value per share common	Konrad Kim, President and Director 69 Mall Drive Commack, New York 11725	500,000	1.97%
$.01 par (2) value per share common	Ray Vuono 69 Mall Drive Commack, New York 11725	3,039,953	11.96%
$.001 par (3) value per share common	Munish Rametra, Consultant 69 Mall Drive Commack, New York 11725	3,534,326	13.9%
$.001 par (4) value per share common	James Rose, Consultant 69 Mall Drive Commack, New York 11725	3,083,533	12.13%
	Total (Common)	11,277,812	44.37%
	Total (Preferred)	173	43.25%

*Includes an estimated 1,000,000 shares due to him as a former shareholder of Med-Link from the 2,000,000 total shares paid to Med-Link shareholders. The Med-Link shareholders have not yet determined the final distribution of the shares received form the Company.

(1) Includes 500,000 shares issuable upon the exercise of options at $.02 per share granted in October, 2001.

(2) Includes 1,200,000 shares issuable upon the exercise of options at $.02 per share granted pursuant to Mr. Vuono's consulting agreement.

(3) Includes 2,400,000 shares issuable upon the exercise of options at $.02 per share which are due to Mr. Rametra under his consulting agreement.

(4) Includes 2,500,000 shares issuable upon exercise of options granted to Mr. Rose in October, 2001 and due to him under his consulting agreement.

Item 12. Certain Relationships and Related Transactions

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

Effective January 1, 2002, the Company acquired all of the issued and outstanding stock of Med-Link USA, Inc., a privately held New York corporation ("Med-Link") pursuant to a Share Exchange Agreement dated December 28, 2001 (the "Agreement"). As a result of the share exchange, Med-Link is now a wholly owned subsidiary of the Company and Dr. Michael Carvo, the President and a shareholder of Med-Link, is now a Company director. There was no affiliation or association between Med-Link and the Company prior to the Agreement. The transactions contemplated by the Agreement were intended to be a tax-free exchange pursuant to Section 368 of the Internal Revenue Code of 1986.

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

In October through December, 2002, the Company issued a total of 1,294,272 shares of common stock to Munish Rametra, Ray Vuono and James Rose as compensation for services under their consulting agreements.

Item 13. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Item 14. Controls and Procedures.

As of May 21, 2003, an evaluation was performed under the supervision and with the participation of the Company's management for the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

           Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the Management of the Company have identified the following internal control deficiencies:

            1.             lack of segregation of duties relating to cash, receivables and safeguarding of assets;

            2.             lack of training in the areas of accounting and book keeping; and

            3.             non-timely filing of income, sales and payroll tax returns.

            The Company plans to take steps to address these deficiencies.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to May 21, 2002.

SEC Ref. No.	Title of Document
3.1	Amended of Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Common Stock Option dated October 1, 2001 issued to Munish K. Rametra (2)
4.2	Common Stock Option dated October 1, 2001 issued to Ray Vuono (2)
4.3	Common Stock Option dated October 1, 2001 issued to James Rose (2)
4.4	Common Stock Option dated October 1, 2001 issued to Konrad Kim
4.5	Common Stock Option dated October 1, 2001 issued to James Rose
10.1	Consulting Agreement with DDR, Ltd. dated October 11, 2000 (3)
10.2	Acquisition Agreement pertaining to K-Rad Konsulting, LLC, dated October 27, 2000 (3)
10.3	Consulting Agreement with Munish K. Rametra dated October 1, 2001 (2)
10.4	Consulting Agreement with Ray Vuono dated October 18, 2001 (2)
10.5	Consulting Agreement with James Rose dated October 1, 2001 (2)
10.6	Share Exchange Agreement between the Company and Med-Link USA, Inc. dated December 28, 2001 (4)
10.7	Asset Purchase Agreement between the Company and 4J's Enterprises dated January 23, 2002 (5)
10.8	Telecommunications Services Agreement dated November 27, 2002 between New Island Hospital and Med-Link USA, Inc. (6)
10.9	Messaging Service Agreement made as of November 22, 2002 between Total Infosystems, Inc. and Med-Link USA, Inc. (6)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Auditor

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

(6) Incorporated by reference from the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002 and filed with the Securities and Exchange Commission on December 18, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MEDIA GROUP CORPORATION

By:	/s/ Konrad Kim Konrad Kim, President and Director	Dated: May 21, 2003
By:	/s/ Dr. Michael Carvo_ Director	Dated: May 21, 2003
By:	/s/ James Rose Vice President and Principal Financial Officer	Dated: May 21, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

There were no annual reports to security holders covering the registrant's last fiscal year. There were proxy no statements sent to more than ten of the registrant's security holders with respect to any annual or other meeting of shareholders.

WESTERN MEDIA GROUP CORPORATION

(CONSOLIDATED CONDENSED FINANCIAL STATEMENTS)

INDEX

Page Number
Part I Financial Information
Item 1: Financial Statements
Independent Auditor's Report	1
Consolidated Balance Sheet at December 31, 2002	2
Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 and for the period from August 1, 1991 through December 31, 2002	3
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002 and 2001 and for the period from August 1, 1991 through December 31, 2002	4 - 6
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the period from August 1, 1991 through December 31, 2002	7
Notes to Consolidated Financial Statements	8 - 24

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	25 - 26

Part II Other Information
Legal Proceedings

INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
Western Media Group Corporation
(A Development Stage Company)
Commack, New York

We have audited the accompanying consolidated balance sheet of Western Media Group Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Media Group Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred substantial net losses in 2002 and 2001, a default judgment has been entered by a bank against the Company's subsidiary, Med-Link USA, Inc. and the Company is dependent upon certain stockholders to provide, among other things, working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in addressing these matters are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Woodbury, New York
May 19, 2003

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

ASSETS
Current assets:
Cash	$ 2,134
Notes receivable, related parties - current portion	50,094
Accounts receivable	6,053

Total current assets	58,281

Office equipment (at cost), net of accumulated depreciation	1,609,751
Security deposit	4,778
Notes receivable, related parties - long-term portion	28,188
Goodwill	2,292,779

Total assets	$3,993,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - bank	$ 149,164
Accounts payable and accrued expenses	186,034
Loans payable - related parties	92,841
- other	45,908

Total current liabilities	473,947

Stockholders' equity:
Preferred stock: undesignated, 5,000,000 shares authorized: 400 shares issued and outstanding
Common stock: $.001 par value; 95,000,000 shares authorized; issued and outstanding shares 23,330,984	23,330
Additional paid-in capital	6,584,708
Deficit accumulated during the development stage	(2,145,144)
Accumulated deficit	(943,064)

Total stockholders' equity	3,519,830
Total liabilities and stockholders' equity	$3,993,777

See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December31,		For the period from August 1, 1991 to December 31,

	2002	2001	2002 (*)
Sales	$ 148,877	$ 96,823	$ 309,832
Costs and expenses:
Operating & administrative	493,119	187,599	774,061
Depreciation	379,164	1,234	383,932
	872,283	188,833	1,157,993
Operating loss	(723,406)	(92,010)	(848,161)
Other income (expense):
Debt forgiveness	-	-	86,040
Cost of aborted acquisition	-	(1,375,000)	(1,375,000)
Interest expense	(11,311)	-	(11,311)
Interest income	1,313	1,975	3,288
	(9,998)	(1,373,025)	(1,296,983)
Net loss	$ (733,404)	$(1,465,035)	$(2,145,144)
Basic loss per share	$ (.03)	$ (.12)
Weighted average number of shares outstanding	21,164,423	12,148,158

(*) Not covered by Independent Auditor's Report.

See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Surplus (Deficit) Accumulated During Development Stage	Total
	Number of Shares	Amount
Reentrance into development stage (august 1, 1991)	1,199,310	$ 1,199	$856,046	$ (943,064)	$-	$(85,819)
Net loss: August 1, 1991 to December 31, 1991	-	-	-	-	-	-
Net income (loss) - 1992	-	-	-	-	(42,721)	(42,721)
Net income (loss) - 1993	-	-	-	-	-	-
Net income (loss) - 1994	-	-	-	-	-	-
Net income (loss) - 1995	-	-	-	-	-	-
Net income (loss) - 1996	-	-	-	-	-	-
Net income (loss) - 1997	-	-	-	-	-	-
Net income (loss) - 1998	-	-	-	-	-	-
Net income (loss) - 1999	-	-	-	-	-	-
December 31, 1999	1,199,310	1,199	856,046	(943,064)	(42,721)	(128,540)
Stock issuance on March 16, 2000 in settlement of indebtedness to former officer	100,000	100	9,900	-	-	10,000
Stock issuance on March 16, 2000 at $.03 per share, net of issuance costs of $1,125	1,200,000	1,200	32,675	-	-	33,875
Equity contribution to cover administrative expenses	-	-	8,923	-	-	8,923
Issuance of shares as part of DDR agreements	9,000,000	9,000	(8,100)	-	-	900
Net income - 2000	-	-	-	-	96,016	96,016
December 31, 2000	11,499,310	$11,499	$899,444	$(943,064)	$ 53,295	$ 21,174(*)

  (*) Not covered by Independent Auditor's Report.

See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Surplus (Deficit) Accumulated During Development Stage	Total
	Number of Shares	Amount
Balance at December 31, 2000 (brought forward)	11,499,310	$11,499	$899,444	$(943,064)	$ 53,295	$ 21,174
Cash contributed by DDR	-	-	21,100	-	-	21,100
Shares issued in connection with assignment of indebtedness	120,000	120	29,880	-	-	30,000
Shares issued in connection with confidential and non-disparagement agreement relating to an aborted acquisition	1,100,000	1,100	1,373,900	-	-	1,375,000
Shares issued for cash consideration	75,000	75	13,925	-	-	14,000
Shares issued and to be issued for consulting services to be rendered	4,095,000	4,095	158,755	-	-	162,850
Imputed interest on officer/stockholder loan	-	-	947	-	-	947
Other	13	-	-	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	(1,465,035)	(1,465,035)
Less deferred charges	-	-	-	-	-	(134,075)
Balance at December 31, 2001	16,889,323	$16,889	$2,497,951	$ (943,064)	$(1,411,740)	$ 25,961

See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Surplus (Deficit) Accumulated During Development Stage	Total
	Number of Shares	Amount
Balance at December 31, 2001 (brought forward)	16,889,323	$16,889	$2,497,951	$(943,064)	$(1,411,740)	$ 25,961
Shares issued in connection with the Med-Link USA, Inc. acquisition	2,000,000	2,000	2,098,000	-	-	2,100,000
Shares issued in connection with Four J's fixed assets acquisition	2,000,000	2,000	1,915,000	-	-	1,917,000
Shares to be issued in connection with the exercise of a consultant's options	1,147,389	1,147	21,801	-	-	22,948
Shares issued for consulting services	1,294,272	1,294	51,956	-	-	53,250
Net loss for the year ended December 31, 2002	-	-	-	-	(733,404)	(733,404)
Amortization of deferred charges	-	-	-	-	-	134,075
Balance at December 31, 2002	23,330,984	$23,330	$6,584,708	$(943,064)	$(2,145,144)	$3,519,830

See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December31,		For the period from August 1, 1991 to December 31, (*)

	2002	2001	2002
Cash flows from operating activities:
Net loss	$(733,404)	$(1,465,035)	$(2,145,144)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	379,164	1,234	383,932
Amortization of deferred charges	134,075	-	134,075
Debt forgiveness	-	-	(86,040)
Issuance of common shares for consulting and other services rendered	53,250	1,403,775	1,457,025
Imputed interest on officer's loan	-	947	947
Accounts receivable	13,788	2,640	13,788
Accrued expenses and other current liabilities	63,264	61,147	148,220
Net cash flows provided by (used in) operating activities	(89,863)	4,708	(93,197)
Cash flows from financing activities:
Issuance of common stock	22,948	35,100	101,746
Repayment of bank loans	(47,333)	-	(47,333)
Proceeds from loan payable	45,908	-	45,908
Advances to officer/shareholder	65,816	(39,503)	21,313
Net cash flows provided by (used in) financing activities	87,339	(4,403)	121,634
Cash flows from investing activities:
Purchase of equipment	(2,147)	-	(20,509)
Cash acquired in Med-Link acquisition	274	-	274
Investments in partnerships	-	-	(7,546)
Cash flows used in investing activities	(1,873)	-	(27,781)
Increase (decrease) in cash	(4,397)	305	656
Cash - beginning of year	6,531	6,226	1,478
Cash - end of year	$ 2,134	$ 6,531	$ 2,134
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$ 11,300	$ -	$ 11,300
Income taxes	$ 300	$ -	$ 300
Non-cash financing activities: Reference is made to financial statements notes for certain non-cash financing activities.

(*) Not covered by Independent Auditor's Report.

See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

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

Med-Link USA was incorporated in 1998. While it shares an office with the Company, substantially all of its operations have been outsourced. Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies.

On October 31, 2000, the Company issued 9,000,000 shares of its common stock to DDR, Ltd. ("DDR") in connection with certain transactions contemplated under a Consulting Agreement dated October 11, 2000 and Acquisition Agreement dated October 27, 2000 (collectively the "DDR Agreements"). These shares were issued following a recapitalization of the Company in which the Company increased the number of authorized shares to 100,000,000, par value $0.001, consisting of 95,000,000 shares of common stock and 5,000,000 shares of stock undesignated as to series, rights, or preferences, and a one for ten reverse split in the issued and outstanding common shares. The recapitalization was approved at a meeting of the stockholders held on October 10, 2000.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

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

Pursuant to the verbal agreement of the parties to modify the terms of the written DDR Agreements, the Company issued 9,000,000 shares of common stock to acquire all of the member interest in KKL from DDR, and DDR agreed to continue to provide the consulting services described in the DDR Agreements in consideration for the benefits derived from the Company's common stock issued to DDR. The acquisition of KKL was accounted for as pooling of interests in the December 31, 2000 financial statements. KKL was formed February 10, 2000 as this acquisition had no effect on the Company's historical financial statements. The purchase price was determined through arm's-length negotiations between the Company and DDR on the basis of the net assets of KKL and the goodwill associated with the business. The owners of DDR were not affiliated or associated with the Company or its affiliates prior to the acquisition. The Company entered into a consulting agreement with one of the former officers and consultants to DDR in October, 2001 (see Note 10c).

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business (continued)

As of December 31, 2002, DDR owns approximately 37% of the Company's outstanding common shares.

K-Rad Konsulting, LLC is engaged in the business of providing computer network and software systems, consulting, installation, and maintenance services to businesses. KKL's operating income and expenses for the year ended December 31, 2002 are reflected in the accompanying consolidated statement of operations.

The Company also has two wholly-owned inactive subsidiaries, Western Media Acquisition Corp. (former Western Media Sports Holdings, Inc.) and Western Media Publishing Corp.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Depreciation and Amortization

The Company depreciates its equipment on the straight-line method for financial reporting purposes over a five year period. For tax reporting purposes, the Company uses accelerated methods of depreciation. Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to equipment are capitalized. At the time equipment is retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

Goodwill

Goodwill has been calculated at the fair market value of the shares of common stock issued (on the purchase date) over the net assets of the company acquired (Note 10a).

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill (continued)

The Company evaluates their long-lived assets, and certain identifiable intangibles in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value. In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. As such no amortization of goodwill has been recorded for the year ended December 31, 2002 in the accompanying financial statements. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". The Company adopted SFAS 142 and 144 beginning January 1, 2002.

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
FOR THE YEAR ENDED DECEMBER 31, 2002

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

At December 31, 2002, the Company deems no allowance for doubtful accounts on its trade accounts receivable is necessary.

Deferred Income taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2002.

The Company, as of December 31, 2002, had available approximately $3,233,000 of net operating loss carry forwards to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance in the amount of $1,293,000 has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.

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
FOR THE YEAR ENDED DECEMBER 31, 2002

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per common share of common stock (continued)

In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented. For the years ended December 31, 2002 and 2001, the weighted average number of shares outstanding used in the per share computation was 21,164,423 and 12,148,158, respectively.

Fair value of financial instruments

At December 31, 2002, the carrying amounts of the Company's assets and liabilities approximate fair value.

Comprehensive income

The Company adopted SFAS No. 130, which had no impact on the Company's financial position, results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements

In May 2002, the FASB issued Statement of Financial Accounting Standard No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt" and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. Adoption of this statement is generally required in fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 for all exit activities, if any, initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. The Company does not expect that the pronouncement will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company does not expect that this Interpretation will have a material impact on its financial position or results of operations.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for stock-based compensation

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in FAS No. 123, the Company has elected to apply Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. The Company intends to continue to apply the provisions of APB No. 25. See Note 13 of the Consolidated Financial Statements.

NOTE 2 - DEVELOPMENT STAGE COMPANY

On July 31, 1991, the Company sold substantially all of its operations and reentered the development stage. From that date to the present, the Company has devoted the majority of its efforts to maintenance of the corporate status, raising capital, and the search for merger candidates. The Company has been fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholders intend to continue to fund necessary expenses to sustain the Company. If the Company does not become profitable or if the Company's stockholders do not continue to fund necessary expenses of the Company and resolve the default judgment entered by a bank against Med-Link, it could result in the Company being unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 3  - NOTES RECEIVABLE - RELATED PARTIES

a) On March 29, 2001, the Company sold certain assets to the President of KKL for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured in 2002 and was extended until March 1, 2004. The note bears interest at the rate of 3% per annum. Accrued interest on this loan was $3,188 as of December 31, 2002. This note is collateralized by 100,000 restricted shares of Western Media Group Corporation common shares owned by the officer.

In addition, this Officer has a loan outstanding due to the Company in the amount of $32,180 as of December 31, 2002. This loan is payable on demand and is non-interest bearing.

b) As of December 31, 2002, Med-Link has a loan due from one of its officers in the amount of $17,914, which is guaranteed by another officer of Med-Link. This loan is payable on demand and is non-interest bearing.

NOTE 4 - PROPERTY AND EQUIPMENT

As of December 31, 2002, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated useful Life (Years)	Amount
Office equipment	5	$ 2,372
Computer equipment and software	5	2,017,855
		--------------
		2,020,227
Less accumulated depreciation		410,476
		--------------
		$1,609,751

 Included in fixed assets above is $1,917,000 of computer equipment acquired from Four J's on January 23, 2002 (see Note 10b).

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 5 - DEFERRED CHARGES

Deferred charges represented commission and consulting services to be rendered, which was paid for by the issuances of the Company's common shares (see Note 10). Such charges were being shown as a reduction of the Company's shareholders' equity in the accompanying Consolidated Statement of Shareholders' Equity (Deficit).

NOTE 6 - NOTES PAYABLE - BANKS

On April 30, 2001, Med-Link entered into a five year $100,000 loan agreement with a bank. Payments in the amount of $2,064, with interest at the rate of 8.75% per annum were due monthly. The loan balance as of December 31, 2002 was $75,152. In addition, in April 2001, Med-Link entered into a three year business credit loan agreement with a bank permitting the Company to borrow up to $100,000. As of December 31, 2002, the loan balance, inclusive of accrued interest (at 6.75% per annum) and late charges, was $74,012. Both loans are guaranteed by officers of Med-Link. Interest expense for the above two bank loans was approximately $11,300 for the year ended December 31, 2002.

Med-Link is in default under the terms of both loan agreements and a default judgment has been entered in favor of the bank against Med-Link and certain of its officers (see Note 17).

NOTE 7 - LOAN PAYABLE - RELATED PARTIES

Med-Link has a loan payable to one of its officers in the amount of $91,034 as of December 31, 2002. The Company, as of December 31, 2002, also has a loan due to one of its consultants/shareholders in the amount of $1,807. These loans are payable on demand and are non-interest bearing.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 8 - LOAN PAYABLE - OTHER

During the year ended December 31, 2002 a company that is owned by the family of a more than 5% owner of Western Media Group Corporation advanced $45,908 to Western Media Group Corp. and Med-Link. This loan is non-interest bearing and payable on demand.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2002, accounts payable and accrued expenses consisted of the following:

Professional fees	$ 68,964
Rent	27,462
Telephone	50,107
Miscellaneous	16,860
Sales tax payable	22,641
$186,034

NOTE 10 - STOCKHOLDERS' EQUITY

a) On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and outstanding shares of Med-Link. The shares were valued at the closing stock price of the Company's common shares on the date of acquisition ($1.05). No value has been attributable to the 400 shares of preferred stock issued.

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

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

c) In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares issued for the agreed upon value of the services to be rendered, were based upon the available market price of the Company's common shares ranging from $.02 to $.05. Of the total shares issuable, 75% were issued upon the approval of the agreements by the Company's Board of Directors and the balance of the shares were subsequently issued.

Of the total value of the aforementioned shares aggregating $126,600, $97,825 has been allocated, as of December 31, 2001, to deferred charges for services to be rendered, which was expensed in 2002.

In addition, the aforementioned individuals received options to purchase 3,400,000 common shares at an exercise price of $.02, which shares shall vest eight months after the commencement date of the agreement. The options expire in October, 2004. In 2002, one of the individuals exercised his option to purchase 1,147,389 common shares at $0.02.

All of the agreements provide for a one year extension at the Company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002 ($.065). In connection therewith, 1,294,272 shares were issued for consulting services, which were valued at $53,250. While the Company did not formally extend the agreement, the Consultants continue to provide services to the Company. Subsequent to December 31, 2002, the Company issued 941,873 shares of its common stock for the period January 1, 2003 through April 30, 2003 for consulting services rendered.

(d) The Company, pursuant to an arrangement dated December 28, 2001, issued 860,000 shares of its common stock for services rendered in connection with the Med-Link USA, Inc. acquisition which occurred on January 1, 2002. This arrangement was rescinded on April 12, 2002 and accordingly, is not reflected in the consolidated statements of stockholders' equity.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

e) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued was $36,250, which was charged to operations during the year ended December 31, 2002.

f) In October 2001, the Company granted stock options to two stockholders to purchase 1,000,000 shares (500,000 shares each) of the Company's common stock, at an exercise price of $.02. These stock options expire in October, 2004.

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

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 13 - ACCOUNTING FOR STOCK-BASED COMPENSATION

FAS No. 123, "Accounting for Stock-Based Compensation" defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation had the Company adopted FAS No. 123.

	2002	2001
Net loss (as reported)	$(733,404)	$(1,465,035)
Less: stock compensation costs, had all options been recorded at fair value	321,706	176,347
Adjusted net loss	$(1,055,610)	$(1,641,382)
Basic earnings per share (as reported)	$ (.03)	$ (.12)
Basic earnings per share (as adjusted)	$ (.05)	$ (.14)

The fair value of each option granted during 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001
Dividend yield	None	None
Expected volatility	100%	100%
Risk-free interest rate	3%	3%
Expected life (years)	2	3

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 14 - PROFORMA FINANCIAL INFORMATION

In January 2002, the Company acquired Med-Link and acquired software, computers, servers, monitors, hubs and related equipment from Four J's Enterprises in exchange for shares of the Company's stock.

The following unaudited pro forma financial information for the Company gives effect to the above acquisitions as if they occurred on January 1, 2001. These pro forma results have been prepared for comparative purposes only and in management's opinion, do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or of future results of operations of the Company. The proforma results follow:

Pro forma statement of operations

For the year ended December 31, (unaudited) 2001
Sales	$ 254,000
Loss from operations	(727,000)
Net loss	(2,100,000)
Basic earnings per share	(.13)
Weighted average number of shares outstanding	16,148,158

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 15 - UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited quarterly operating results for the years ended December 31, 2002 and 2001:

December 31, 2002				Year Ended
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$ 39,768	$ 45,337	$ 40,982	$ 22,790
Net loss	(183,760)	(210,078)	(160,811)	(178,755)
Loss per share	(.01)	(.01)	(.01)	-

December 31, 2001				Year Ended
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$32,120	$28,320	$25,490	$10,893
Net income (loss)	3,812	(6,103)	1,248	(1,463,992)
Loss per share	-	-	-	(.12)

Included in the 2001 fourth quarter loss is the cost of an aborted acquisition in the amount of $1,375,000

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Med-Link was obligated under an operating lease which expired in February 28, 2001. Med-Link moved its operations to the same location as Western Media Group Corporation in December, 2002. Rent expense for the year ended December 31, 2002 was approximately $25,000.

Med-Link has a telecommunications agreement which expires in March, 2004. The telephone expense for this agreement amounted to approximately $4,800 for the year ended December 31, 2002.

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

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)

In November 2002, Med-Link entered into an answering service agreement with a company which will provide contact and/or call center and attendant support services for Med-Link as set forth in the agreement.

In December, 2002, Med-Link entered into a letter of understanding with Netwolves Technologies to jointly market Netwolves HIPA Infrastructure Solutions combined with Med-Link's health care management applications.

On November 27, 2002, Med-Link entered into a telecommunications agreement with a hospital. Under the terms of the agreement, Med-Link will provide, among other things, the installation and implementation of a virtual private network ("VPN") for the hospital.

The Company has not filed their 2001 income tax returns.

NOTE 17 - LEGAL PROCEEDINGS

In or about January, 2003, Citibank, N.A., as plaintiff, commenced an action against Med-Link, USA, Inc., Dr. Michael Carvo, Med-Link's President, and another, in the Supreme Court of the State of New York, County of Suffolk. Plaintiff alleged that it was due a total of $138,814.01, plus interest, relating to two loans extended to Med-Link. On April 22, 2003, a default judgment was entered in favor of plaintiff in the amount of $148,900.66, which has not yet been paid and for which each defendant is jointly and severally liable.

NOTE 18 - SUBSEQUENT EVENTS

In May 2003, Med-Link entered into a letter of understanding with Vested Health Care, a company which holds a licensing agreement with Avreo Inc., which will grant the Med-Link VPN the opportunity to offer its client's software that allows for the reading of MRI and CAT scans digitally.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Company has started to use KKL and Med-Link to jointly develop Med-Link's products targeted at the medical community. KKL has assisted Med-Link in providing the technical support and services its business requires.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

At December 31, 2002, the Company had a working capital deficiency of $415,666. Management believes revenue from operations will be sufficient to sustain the Company's operations for the next twelve months. Even though the Company completed the Med-Link acquisition in January, 2002, and signed a telecommunications agreement with a hospital in November 2002, it cannot predict whether the Company will realize any meaningful growth in the future.

Years Ended December, 2002 and 2001

The Company's revenues from continuing operations for the years ended December 31, 2002 and 2001 were $148,877 and $96,823, respectively.

Expenses for the years ended December 31, 2002 and 2001 were $872,283 and $188,833, respectively. This increase in expenses is primarily attributable to the acquisition of Med-Link USA, Inc. Such expenses consisted of general and administrative expenses, legal, depreciation, professional, accounting and auditing costs, rent and telephone expenses.

The Company had a net loss of $733,404 for the year ended December 31, 2002, as compared to a net loss of $1,465,035 for the same period in 2001. Included in the 2001 loss was the cost of an aborted acquisition in the amount of $1,375,000.

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Konrad Kim, certify that:

1. I have reviewed this annual report on Form 10-KSB of Western Media Group Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003
/s/ Konrad Kim
Konrad Kim, President

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James Rose, certify that:

1. I have reviewed this annual report on Form 10-KSB of Western Media Group Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003
/s/ James Rose
James Rose, Vice President and Principal Financial Officer