Form 10-Q
period 2003-03-31
WESTERN MEDIA GROUP CORP
filed 2003-06-16
CIK 225501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 2-71164

WESTERN MEDIA GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1311718 (I.R.S. Employer Identification No.)
69 Mall Drive, Commack, New York 11725
(Address of principal executive offices)

631-297-1750
 (Registrant’s telephone number, including area code)

(not applicable)
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company's stock transfer agent is Computershare, 12039 West Alameda Parkway Suite Z-2, Lakewood, Colorado 80228.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 16, 2003 there were 24,272,857 shares outstanding.

Transitional Small Business Format:     Yes ☐           No ☒

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets: March 31, 2003 (unaudited) and December 31, 2002 (audited)
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited) and for the period from August 1, 1991 through March 31, 2003 (unaudited)
Consolidated Statement of Stockholders' Equity (Deficit) for the three months ended March 31, 2003 (unaudited) and for the period from August 1, 1991 through March 31, 2003 (unaudited)
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited) and for the period from August 1, 1991 through March 31, 2003 (unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. CONTROLS AND PROCEDURES
Part II. Other Information
Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX
EX-10.10
EX-10.10A
EX-10.10B
EX-10.10C
EX-10.11
EX-99.1
EX-99.2

Index
Page

Part I		Financial Information:
	Item 1.	Financial Statements
		Consolidated Balance Sheets March 31, 2003 (unaudited) and December 31, 2002	1
		Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited) and for the period from August 1, 1991 through March 31, 2003 (unaudited)	4
		Consolidated Statement of Stockholders' Equity (Deficit) for the three months ended March 31, 2002 (unaudited) and for the period from August 1, 1991 through March 31, 2003 (unaudited)	3-5
		Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited) and for the period from August 1, 1991 through March 31, 2003 (unaudited)	6
		Notes to Consolidated Financial Statements	7-23
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-25
	Item 3.	Controls and Procedures
Part II		Other Information:
	Item 2.	Changes in Securities
	Item 6.	Exhibits and Reports on Form 8-K
Signature
Certifications
Exhibit Index
Ex-10.10
Ex-10.10A
Ex-10.10B
Ex-10.10C
Ex-10.11
Ex-99.1
Ex-99.2

Part I. Financial Information

Item 1. Financial Statements

WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
ASSETS	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Current assets:
Cash	$ 3,341	$ 2,134
Notes receivable, related parties - current portion	74,600	50,094
Accounts receivable	5,979	6,053

Total current assets	83,920	58,281

Office equipment (at cost), net of accumulated depreciation	1,508,744	1,609,751
Security deposit	4,778	4,778

Notes receivable, related parties - long-term portion	-	28,188
Goodwill	2,292,779	2,292,779

Total assets	$3,890,221	$3,993,777

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable - bank	$ 152,155	$ 149,164
Accounts payable and accrued expenses	186,754	186,034
Loans payable - related parties	91,789	92,841
- other	45,908	45,908

Total current liabilities	476,606	473,947

Stockholders' equity:
Preferred stock: undesignated, 5,000,000 shares authorized: 400 shares issued and outstanding
Common stock: $.001 par value; 95,000,000 shares authorized; issued and outstanding shares 24,026,329; 23,330,984 at December 31, 2002	24,026	23,330
Additional paid-in capital	6,638,315	6,584,708
Deficit accumulated during the development stage	(2,305,662)	(2,145,144)
Accumulated deficit	(943,064)	(943,064)

Total stockholders' equity	3,413,615	3,519,830

Total liabilities and stockholders' equity	$3,890,221	$3,993,777

See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
	For the three months ended March 31,	August 1, 1991 to March 31,
			2003	2002	2003
Sales $ 9,662			$ 39,768	$319,494

Costs and expenses:
Operating & administrative			66,388	145,003	840,448
Depreciation			101,007	76,143	484,939

			167,395	221,146	1,325,387

Operating loss			(157,733)	(181,378)	(1,005,893)

Other income (expense):
Debt forgiveness			-	-	86,040
Cost of aborted acquisition			-	-	(1,375,000)
Interest expense			(2,991)	(2,862)	(14,303)
Interest income			206	480	3,494

			(2,785)	(2,382)	(1,299,769)

Net loss			$(160,518)	$(183,760)	$(2,305,662)

Basic loss per share			$ (.01)	$ (.01)

Weighted average number of shares outstanding			23,524,979	20,378,212

 See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT)
Surplus (Deficit)
	Common Stock
Accumulated During Development	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stage	Total

Reentrance into development stage (August 1, 1991)	1,199,310	$ 1,199	$856,046	$(943,064)	$ -	$(85,819)

Net loss: August 1, 1991 to December 31, 1991	-	-	-	-	-	-
Net income (loss) - 1992	-	-	-	-	(42,721)	(42,721)
Net income (loss) - 1993	-	-	-	-	-	-
Net income (loss) - 1994	-	-	-	-	-	-
Net income (loss) - 1995	-	-	-	-	-	-
Net income (loss) - 1996	-	-	-	-	-	-
Net income (loss) - 1997	-	-	-	-	-	-
Net income (loss) - 1998	-	-	-	-	-	-
Net income (loss) - 1999	-	-	-	-	-	-

December 31, 1999	1,199,310	1,199	856,046	(943,064)	(42,721)	(128,540)

Stock issuance on March 16, 2000 in settlement of indebtedness to former officer	100,000	100	9,900	-	-	10,000

Stock issuance on March 16, 2000 at $.03 per share, net of issuance costs of $1,125	1,200,000	1,200	32,675	-	-	33,875

Equity contribution to cover administrative expenses	-	-	8,923	-	-	8,923

Issuance of shares as part of DDR agreements	9,000,000	9,000	(8,100)	-	-	900

Net income - 2000	-	-	-	-	96,016	96,016

December 31, 2000	11,499,310	$11,499	$899,444	$(943,064)	$53,295	$21,174

 See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT) (continued)

Surplus (Deficit)
	Common Stock
Accumulated During Development	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stage	Total

Balance at December 31, 2000 (brought forward)	11,499,310	$11,499	$899,444	$(943,064)	$ 53,295	$ 21,174
Cash contributed by DDR	-	-	21,100	-	-	21,100
Shares issued in connection with assignment of indebtedness	120,000	120	29,880	-	-	30,000
Shares issued in connection with confidential and non-disparagement agreement relating to an aborted acquisition	1,100,000	1,100	1,373,900	-	-	1,375,000
Shares issued for cash consideration	75,000	75	13,925	-	-	14,000
Shares issued and to be issued for consulting services to be rendered	4,095,000	4,095	158,755	-	-	162,850
Imputed interest on officer/stockholder loan	-	-	947	-	-	947
Other	13	-	-	-	-	-

Net loss for the year ended December 31, 2001	-	-	-	-	(1,465,035)	(1,465,035)
Less deferred charges	-	-	-	-	-	(134,075)
Balance at December 31, 2001	16,889,323	$16,889	$2,497,951	$(943,064)	$(1,411,740)	$ 25,961

 See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT) (continued)

Surplus (Deficit)
	Common Stock
Accumulated During Development	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stage	Total

Balance at December 31, 2001 (brought forward)	16,889,323	$16,889	$2,497,951	$(943,064)	$(1,411,740)	$25,961
Shares issued in connection with the Med-Link USA, Inc. acquisition	2,000,000	2,000	2,098,000	-	-	2,100,000
Shares issued in connection with Four J's fixed assets acquisition	2,000,000	2,000	1,915,000	-	-	1,917,000
Shares to be issued in connection with the exercise of a consultant's options	1,147,389	1,147	21,801	-	-	22,948
Shares issued for consulting services	1,294,272	1,294	51,956	-	-	53,250
Net loss for the year ended December 31, 2002	-	-	-	-	(733,404)	(733,404)
Amortization of deferred charges	-	-	-	-	-	134,075
Balance at December 31, 2002	23,330,984	23,330	6,584,708	(943,064)	(2,145,144)	3,519,830
Shares issued for consulting services	642,734	643	52,607	-	-	53,250
Shares issued in connection with the exercise of a consultant's options	52,611	53	1,000	-	-	1,053
Net loss for the three months ended March 31, 2003	-	-	-	-	(160,518)	(160,518)

Balance at March 31, 2003 (unaudited)	24,026,329	$24,026	$6,638,315	$(943,064)	$(2,305,662)	$3,413,615

 See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from
	For the three months ended to	to	August 1, 1991
	2003		March 31, 2002	March 31, 2003
Cash flows from operating activities:
Net loss	$(160,518)		$(183,760)	$(2,305,662)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	101,007		76,143	484,939
Amortization of deferred charges	-		65,183	134,075
Debt forgiveness	-		-	(86,040)
Issuance of common shares for consulting and other services rendered	53,250		-	1,510,275
Imputed interest on officer's loan	-		-	947
Accounts receivable	-		6,836	13,788
Accrued expenses and other current liabilities	3,785		20,562	152,005

Net cash flows used in operating activities	(2,476)		(15,036)	(95,673)
Cash flows from financing activities:
Issuance of common stock	1,053		-	102,799
Repayment of bank loans	-		(10,477)	(47,333)
Proceeds from loan payable	-		-	45,908
Advances from officer/shareholder	2,630		22,736	23,943

Net cash flows provided by financing activities	3,683		12,259	125,317

Cash flows from investing activities:
Purchase of equipment	-		(2,147)	(20,509)
Cash acquired in Med-Link acquisition	-		-	274
Investments in partnerships	-		-	(7,546)

Cash flows used in investing activities	-		(2,147)	(27,781)

Increase (decrease) in cash	1,207		(4,924)	1,863
Cash - beginning of period	2,134		6,805	1,478

Cash - end of period	$ 3,341		$ 1,881	$ 3,341

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$ -		$ 700	$ 11,300
Income taxes	$ -		$ 300	$ 300

Non-cash financing activities:
Reference is made to financial statements notes for certain non-cash financing activities.

 See Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
 (UNAUDITED)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited balance sheet as of March 31, 2003 and the consolidated unaudited statement of operations for the three months ended March 31, 2003, the consolidated unaudited statement of shareholders' equity for the three months ended March 31, 2003, the consolidated unaudited statements of cash flows for the three months ended March 31, 2003 along with the consolidated unaudited statement of operations for the period from August 1, 1991 through March 31, 2003 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary for fair presentation have been included.

For information concerning the Company's significant accounting policies and basis of presentation, along with more informative disclosures, reference is made to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2002. Results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustments and independent audit.
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
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
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
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
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

As of March 31, 2003 DDR owns approximately 36% of the Company's outstanding common shares.

K-Rad Konsulting, LLC is engaged in the business of providing computer network and software systems, consulting, installation, and maintenance services to businesses. KKL's operating income and expenses for the three months ended March 31, 2003 are reflected in the accompanying consolidated statement of operations.

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
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

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

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 31, 2003, the Company deems no allowance for doubtful accounts on its trade accounts receivable is necessary.

Deferred Income taxes
Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at March 31, 2003.

The Company, as of March 31, 2003, had available approximately $3,393,000 of net operating loss carry forwards to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance in the amount of $1,357,000 has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

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

In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented. For the three months ended March 31, 2003 and 2002, the weighted average number of shares outstanding used in the per share computation was 23,524,979 and 20,378,212, respectively.

Fair value of financial instruments
At March 31, 2003, the carrying amounts of the Company's assets and liabilities approximate fair value.

Comprehensive income

The Company adopted SFAS No. 130, which had no impact on the Company's financial position, results of operations or cash flows for the periods presented.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

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
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

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
Note 3 - NOTES RECEIVABLE - RELATED PARTIES

a) On March 29, 2001, the Company sold certain assets to the President of KKL for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured in 2002 and was extended until March 1, 2004. The note bears interest at the rate of 3% per annum. Accrued interest on this loan was $3,394 as of March 31, 2003. This note is collateralized by 100,000 restricted shares of Western Media Group Corporation common shares owned by the officer.

In addition, this Officer has a loan outstanding due to the Company in the amount of $28,292 as of March 31, 2003. This loan is payable on demand and is non-interest bearing.

b) As of March 31, 2003, Med-Link has a loan due from one of its officers in the amount of $17,914, which is guaranteed by another officer of Med-Link. This loan is payable on demand and is non-interest bearing.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

Note 4 - PROPERTY AND EQUIPMENT

As of March 31, 2003, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated useful Life (Years)	Amount
Office equipment	5	$ 2,372
Computer equipment and software	5	2,017,855
		--------------
		2,020,227
Less accumulated depreciation		511,483
		--------------
		$1,508,744

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

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

Note 6 - NOTES PAYABLE - BANKS

On April 30, 2001, Med-Link entered into a five year $100,000 loan agreement with a bank. Payments in the amount of $2,064, with interest at the rate of 8.75% per annum were due monthly. The loan balance as of March 31, 2003 was $76,802. In addition, in April 2001, Med-Link entered into a three year business credit loan agreement with a bank permitting the Company to borrow up to $100,000. As of March 31, 2003, the loan balance, inclusive of accrued interest (at 6.75% per annum) and late charges, was $75,353. Both loans are guaranteed by officers of Med-Link. Interest expense for the above two bank loans was approximately $3,000 and $2,900 for the three months ended March 31, 2003 and 2002, respectively.

Med-Link is in default under the terms of both loan agreements and a default judgment has been entered in favor of the bank against Med-Link and certain of its officers (see Note 15).

Note 7 - LOAN PAYABLE - RELATED PARTIES

Med-Link has a loan payable to one of its officers in the amount of $91,034 as of March 31, 2003. The Company, as of March 31, 2003, also has a loan due to one of its consultants/shareholders in the amount of $755. These loans are payable on demand and are non-interest bearing.
Note 8 - LOAN PAYABLE - OTHER

During the three months ended March 31, 2003, a company that is owned by the family of a more than 5% owner of Western Media Group Corporation advanced $45,908 to Western Media Group Corp. and Med-Link. This loan is non-interest bearing and is payable on demand.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

Note 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2003, accounts payable and accrued expenses consisted of the following:
Professional fees	$ 70,580
Rent	27,462
Telephone	50,107
Miscellaneous	15,143
Sales tax payable	23,462
$186,754

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
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

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

Of the total value of the aforementioned shares aggregating $126,600, $97,825 has been allocated, as of December 31, 2001, to deferred charges for services to be rendered, of which $31,650 was expensed during the three months ended March 31, 2002.

In addition, the aforementioned individuals received options to purchase 3,400,000 common shares at an exercise price of $.02, which shares shall vest eight months after the commencement date of the agreement. The options expire in October, 2004. In December, 2002, one of the individuals exercised his option to purchase 1,147,389 common shares at $0.02 and exercised an additional 52,611 common shares at $.02 during the three months ended March 31, 2003. Subsequent to March 31, 2003, two consultants exercised their option to purchase 774,108 common shares at $.02.

All of the agreements provide for a one year extension at the Company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares at a 20% discount to the prevailing market value on the last business day of each month, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002 ($.065). In connection therewith, 1,294,272 shares were issued for consulting services, which were valued at $53,250 during the fourth quarter of 2002. During the three months ended March 31, 2003, the Company issued 642,734 shares for consulting services, which were also valued at $53,250. While the Company did not formally extend the agreement, the Consultants continue to provide services to the Company. Subsequent to March 31, 2003, the Company issued 338,977 shares of its common stock for consulting services rendered in April and May, 2003.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

Note 10 - STOCKHOLDERS' EQUITY (continued)

(d) The Company, pursuant to an arrangement dated December 28, 2001, issued 860,000 shares of its common stock for services rendered in connection with the Med-Link USA, Inc. acquisition which occurred on January 1, 2002. This arrangement was rescinded on April 12, 2002 and accordingly, is not reflected in the consolidated statements of stockholders' equity.

e) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued was $36,250 of which $33,533 was charged to operations during the three months ended March 31, 2002.

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
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

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

	2003	2002
Net loss (as reported)	$(160,518)	$(183,760)
Less: stock compensation costs, had all options been recorded at fair value	-	90,250
Adjusted net loss	$(160,518)	$(274,010)
Basic earnings per share (as reported)	$ (.01)	$ (.01)
Basic earnings per share (as adjusted)	$ (.01)	$ (.01)

The fair value of each option granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2003	2002
Dividend yield	None	None
Expected volatility	100%	100%
Risk-free interest rate	3%	3%
Expected life (years)	2	3

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

Note 14 - COMMITMENTS AND CONTINGENCIES

Med-Link was obligated under an operating lease which expired in February 28, 2001. Med-Link moved its operations to the same location as Western Media Group Corporation in December, 2002 and is not being charged rent. Rent expense for the three months ended March 31, 2002 was approximately $8,300.

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
Note 15 - LEGAL PROCEEDINGS

In January, 2003, a bank commenced an action against Med-Link, USA, Inc. and two officers of Med-Link USA, Inc. in the Supreme Court of the State of New York, County of Suffolk. The bank alleged that it was due a total of $138,814.01, plus interest, relating to two loans extended to Med-Link. On April 22, 2003, a default judgment was entered in favor of the bank in the amount of $148,900.66, which has not yet been paid and for which each defendant is jointly and severally liable.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

Note 16 - SUBSEQUENT EVENTS

In May 2003, Med-Link entered into a letter of understanding with Vested Health Care, a company which holds a licensing agreement with Avreo Inc., which will grant the Med-Link VPN the opportunity to offer its client's software that allows for the reading of MRI and CAT scans digitally.

In May 2003, the Company entered into a Letter of Intent with ITES, LLC, whereby the Company would acquire all of the issued and outstanding shares of ITES, LLC for 2,000,000 shares of its $.001 par value common stock. ITES, LLC is a New York based company that specializes in outsourcing IT enabled services.

On June 3, 2003, the Company entered into a private label healthcare communications agreement with Wildgate Wireless, Inc. The agreement was entered to facilitate value-added services to be offered through Med-Link's VPN.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-month period ended March 31, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this quarterly report.

Plan of Operation

The Company has started to utilize its subsidiaries to jointly develop the MedlinkVPN( products targeted at the medical community. Furthermore, the Company has entered into various contracts in recent months to further enhance the scope of the features offered to healthcare facilities and professionals through the MedlinkVPN(, Vested Healthcare, Inc., Wildgate Wireless, Inc., and ITES LLC.

K-Rad Konsulting, a wholly owned subsidiary of the Company, has assisted the Company by providing the technical support and services its businesses require. Utilizing K-Rad to develop software and applications has allowed the Company to substantially reduce the costs associated with the development of the MedlinkVPN(.

The Company has restructured the operations of the MedlinkVPN( to reduce costs and enhance efficiencies by transferring part of its call center functions to a call center in India pursuant to a contract entered into in the fourth quarter of 2002. The Company anticipates the transfer of additional call center functions to India in the future.

The Company entered into a non-binding Letter of Intent to acquire ITES, LLC in May of 2003. ITES specializes in outsourcing IT Enabled Services overseas, which allows for companies to achieve significant improvements in cost, quality and time, while creating platforms for building new business. ITES specializes in Call Centers, Help Desks, Market Research, Medical Billing, Medical Transcription, and Accounting services. The Company believes that significant synergies exist for both the development of the MedlinkVPN( and the services ITES offers in the event that an acquisition is completed, of which there can be no guarantee.

The Company also entered into an agreement with Vested Health Care, which holds a licensing agreement with Avreo, Inc., that will grant the MedlinkVPN( the opportunity to offer its clients Avreo Radiology Workflow Software. This software allows for the reading of MRIs and CAT scans digitally. Through a previous strategic acquisition, the Company has a significant amount of the hardware required to offer this service on its network to its clients. The Company believes it is in a position to offer the transmission of various medical images and significantly reduce costs in that area.
With the intention of increasing the range of options for the medical community's messaging services. The Company executed a Private Label Healthcare Communications Agreement with Wildgate Wireless, Inc. The agreement was entered into to facilitate additional value-added services to be offered by the Company. Since negotiations between the Company and Wildgate began, Wildgate has developed features specifically designed for the healthcare community that will initially be offered exclusively by the Company. These features will include Wildgate Automated Appointment Confirmation, Dictation and Transcription, Record-a-Call, Data Storage, Billing Solutions and Toll-free One Number and Unified Communications Solution which offers Call Blasting, EVoice (e-mail over the phone), One Button Call Back, and Event Notification.
The Company plans to market the MedlinkVPN( services to medical practices in the New York metropolitan area by utilizing local hospitals as a contact point. In furtherance to this plan, Med-Link has signed, and will begin the process of implementing, a Virtual Private Network for New Island Hospital in Bethpage, New York. The network will be marketed to all the medical staff affiliated with New Island Hospital, which will allow for various services to be offered to medical practices on its network.

The Company plans to utilize strategic and joint venture partners to further develop and expand its operations through joint product offerings. In this way, management believes it can minimize the need for additional capital. The Company is currently seeking to market various services, by itself, and with strategic partners, to medical practices, medical labs, hospitals and insurance companies.

As part of its operating plan, the Company plans to enter into one or more strategic relationships to ensure its networks are compliant with Title II, Part C of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPPA required the Department of U.S. Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. The goal of the standards adopted is to improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data interchange in health care, while protecting that information with a secure environment.

The Company has commenced preliminary discussions for a strategic relationship to acquire and/or market HIPPA complaint solutions.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (continued)

Liquidity and Capital Resources
At March 31, 2003, the Company had a working capital deficiency of $392,686. Management believes revenue from operations will be sufficient to sustain the Company's operations for the next twelve months. Even though the Company completed the Med-Link acquisition in January, 2002, and signed a telecommunications agreement with a hospital in November 2002, it cannot predict whether the Company will realize any meaningful growth in the future.

Three Months Ended March, 2003 and 2002

The Company's revenues from continuing operations for the three months ended March 31, 2003 and 2002 were $9,662 and $39,768, respectively.

Expenses for the three months ended March 31, 2003 and 2002 were $167,395 and $221,146, respectively. This decrease in expenses is primarily attributable to lower payroll and telephone expenses during the three months ended March 31, 2003.

The Company had a net loss of $160,518 for the three months ended March 31, 2003, as compared to a net loss of $183,760 for the same period in 2002.

Item 3.  Controls and Procedures

As of June 9, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the President and Vice President of the Company have identified the following internal control deficiencies: (1) lack of segregation of duties relating to cash, receivables and safeguarding of assets; (2) lack of training in the areas of accounting and book keeping; and (3) non-timely filing of income, sales and payroll tax returns. The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 9, 2003.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

In January 2003, the Company issued a total of 184,896 shares of common stock to Munish
Rametra, Ray Vuono and James Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

Also in January 2003, the Company issued 52,611 option to purchase the Company's common stock exercisable at a price of $0.02 per share to Ray Vuono pursuant to his consulting agreement. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

In February, 2003, the Company issued a total of 211,312 shares of common stock to Munish Rametra, Ray Vuono and James Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

In March, 2003, the Company issued a total of 246,528 shares of common stock to Munish Rametra, Ray Vuono and James Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

In April, 2003, the Company issued a total of 246,528 shares of common stock to Munish Rametra, Ray Vuono and James Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

In May, 2003, the Company issued a total of 92,449 shares of common stock to Munish Rametra, Ray Vuono and James Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

In May 2003, the Company issued a total of 774,108 options to purchase the Company's common stock exercisable at a price of $0.02 per share to Ray Vuono and James Rose pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

Item 6. Exhibits and Reports on Form 8-K

(a) Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document
3.1	Amended of Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Common Stock Option dated October 1, 2001 issued to Munish K. Rametra (2)
4.2	Common Stock Option dated October 1, 2001 issued to Ray Vuono (2)
4.3	Common Stock Option dated October 1, 2001 issued to James Rose (2)
4.4	Common Stock Option dated October 1, 2001 issued to Konrad Kim
4.5	Common Stock Option dated October 1, 2001 issued to James Rose
10.1	Consulting Agreement with DDR, Ltd. dated October 11, 2000 (3)
10.2	Acquisition Agreement pertaining to K-Rad Konsulting, LLC, dated October 27, 2000 (3)
10.3	Consulting Agreement with Munish K. Rametra dated October 1, 2001 (2)
10.4	Consulting Agreement with Ray Vuono dated October 18, 2001 (2)
10.5	Consulting Agreement with James Rose dated October 1, 2001 (2)
10.6	Share Exchange Agreement between the Company and Med-Link USA, Inc. dated December 28, 2001 (4)
10.7	Asset Purchase Agreement between the Company and 4J's Enterprises dated January 23, 2002 (5)
10.8	Telecommunications Services Agreement dated November 27, 2002 between New Island Hospital and Med-Link USA, Inc. (6)
10.9	Messaging Service Agreement made as of November 22, 2002 between Total Infosystems, Inc. and Med-Link USA, Inc. (6)
10.10	Agreement between Wildgate Wireless, Inc. and Western Media Group Corporation dated June 4, 2003.
10.11	Agreement between Med-Link USA, Inc. and Vested Health Care dated May 5, 2003.

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

(b) The Company did not file any reports on Form 8-K for the period ended March 31, 2003.

SIGNATURE

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Media Group Corporation

(Registrant)

Date June 13, 2003	/s/ Konrad Kim

Konrad Kim
President
(principal accounting officer of the registrant)

CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Konrad Kim, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Western Media Group Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on the registrant’s most recent evaluation, to the registrant's auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June13, 2003	By:	/s/ Konrad Kim

Konrad Kim
President
(principal executive officer of the registrant)

CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James Rose, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Western Media Group Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on the registrant’s most recent evaluation, to the registrant's auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June13, 2003	By:	/s/ James Rose

James Rose
Vice President and Principal Financial Officer
(principal executive officer of the registrant)

EXHIBIT INDEX
10.10	Private Label Healthcare Communications Wholesaler Agreement: Agreement between Wildgate Wireless, Inc. and Western Media Group Corporation dated June 4, 2003.
A- Services
B- Commission Schedule And Terms Of Payment
C- Prices, Initial Setup Fee and Ongoing Support
10.11	Letter - Vested Health Care: Agreement between Med-Link USA, Inc. and Vested Health Care dated May 5, 2003.
99.1	Certification by Konrad Kim, President, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by James Rose, James Rose, Vice President and Principal Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002