Form 10QSB
period 2003-06-30
WESTERN MEDIA GROUP CORP
filed 2003-08-20
CIK 225501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 2-71164

WESTERN MEDIA GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1311718 (I.R.S. Employer Identification No.)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 12, 2003 there were 25,998,548 shares outstanding.

Transitional Small Business Format:     Yes ☐           No ☒

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002 (audited)
Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002 (unaudited) and for the period from August 1, 1991 through June 30, 2003 (unaudited)
Consolidated Statement of Stockholders' Equity (Deficit) for the six months ended June 30, 2003 (unaudited) and for the period from August 1, 1991 through June 30, 2003 (unaudited)
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited) and for the period from August 1, 1991 through June 30, 2003 (unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. CONTROLS AND PROCEDURES
Part II. Other Information
Legal Proceedings

SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX
EX-21.1 List of Subsidiaries
EX-31.1 Certification by Konrad Kim, President, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-31.2 Certification by James Rose, James Rose, Vice President and Principal Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index
Page

Part I		Financial Information:
	Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002 (audited)
Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002 (unaudited) and for the period from August 1, 1991 through June 30, 2003 (unaudited)
Consolidated Statement of Stockholders' Equity (Deficit) for the six months ended June 30, 2003 (unaudited) and for the period from August 1, 1991 through June 30, 2003 (unaudited)
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited) and for the period from August 1, 1991 through June 30, 2003 (unaudited)
Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II		Other Information:
Legal Proceedings

Signature
Certifications
Exhibit Index
Ex-21.1
Ex-31.1
Ex-31.2

Part I. Financial Information

Item 1. Financial Statements

WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
ASSETS	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Current assets:
Cash	$ 5,132	$ 2,134
Notes receivable, related parties - current portion	74,710	50,094
Accounts receivable	7,867	6,053

Total current assets	87,709	58,281

Office equipment (at cost), net of accumulated depreciation	1,407,737	1,609,751
Security deposit	-	4,778

Notes receivable, related parties - long-term portion	-	28,188
Goodwill	2,292,779	2,292,779

Total assets	$3,788,225	$3,993,777

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable - bank	$ 155,171	$ 149,164
Accounts payable and accrued expenses	188,018	186,034
Loans payable - related parties	91,933	92,841
- other	45,908	45,908

Total current liabilities	481,030	473,947

Stockholders' equity:
Preferred stock: undesignated, 5,000,000 shares authorized: 400 shares issued and outstanding
Common stock: $.001 par value; 95,000,000 shares authorized; issued and outstanding shares 24,026,329; 23,330,984 at December 31, 2002	25,998	23,330
Additional paid-in capital	6,736,024	6,584,708
Deficit accumulated during the development stage	(2,511,763)	(2,145,144)
Accumulated deficit	(943,064)	(943,064)

Total stockholders' equity	3,307,195	3,519,830

Total liabilities and stockholders' equity	$3,788,225	$3,993,777

See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
	For the three months			For the six months ended August 1, 1991 to
	ended June 30,			to June 30,	to June 30,
	2003	2002	2003	2002	2003
Sales	$ 5,870	$45,337	$ 15,326	$85,105	$325,364

Costs and expenses:
Operating & administrative	1108,154	152,648	174,336	297,651	948,602
Depreciation	101,007	101,007	202,014	177,150	585,946

	209,161	253,655	376,350	474,801	1,534,548

Operating loss	(203,291)	(208,318)	(157,733)	(181,378)	(1,005,893)

Other income (expense):
Debt forgiveness	-	-	-	-	86,040
Cost of aborted acquisition	-	-	-	-	(1,375,000)
Interest expense	(3,016)	(1,948)	(6,007)	(4,810)	(17,319)
Interest income	206	188	412	668	3,700

	(2,810)	(1,760)	(5,595)	(4,142)	(1,302,579)

Net loss	$(206,101)	$(210,078)	$(366,619)	$(393,838)	$(2,511,763)

Basic loss per share	$ (.01)	$ (.01)	$ (.02)	$ (.02)

Weighted average number of shares outstanding	24,738,124	20,889,323	24,131,552	20,633,767

 See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT)
Surplus (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Surplus (Deficit) Accumulated During Development Stage	Total

Reentrance into development stage (August 1, 1991)	1,199,310	$ 1,199	$856,046	$(943,064)	$ -	$(85,819)

Net loss: August 1, 1991 to December 31, 1991	-	-	-	-	-	-
Net income (loss) - 1992	-	-	-	-	(42,721)	(42,721)
Net income (loss) - 1993	-	-	-	-	-	-
Net income (loss) - 1994	-	-	-	-	-	-
Net income (loss) - 1995	-	-	-	-	-	-
Net income (loss) - 1996	-	-	-	-	-	-
Net income (loss) - 1997	-	-	-	-	-	-
Net income (loss) - 1998	-	-	-	-	-	-
Net income (loss) - 1999	-	-	-	-	-	-

December 31, 1999	1,199,310	1,199	856,046	(943,064)	(42,721)	(128,540)

Stock issuance on March 16, 2000 in settlement of indebtedness to former officer	100,000	100	9,900	-	-	10,000

Stock issuance on March 16, 2000 at $.03 per share, net of issuance costs of $1,125	1,200,000	1,200	32,675	-	-	33,875

Equity contribution to cover administrative expenses	-	-	8,923	-	-	8,923

Issuance of shares as part of DDR agreements	9,000,000	9,000	(8,100)	-	-	900

Net income - 2000	-	-	-	-	96,016	96,016

December 31, 2000	11,499,310	$11,499	$899,444	$(943,064)	$53,295	$21,174

 See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Surplus (Deficit) Accumulated During Development Stage	Total

Balance at December 31, 2000 (brought forward)	11,499,310	$11,499	$899,444	$(943,064)	$53,295	$21,174
Cash contributed by DDR	-	-	-	-	-	21,100
Shares issued in connection with assignment of indebtedness	120,000	120	29,880	-	-	30,000
Shares issued in connection with confidential and non-disparagement agreement relating to an aborted acquisition	1,100,000	1,100	1,373,900	-	-	1,375,000
Shares issued for cash consideration	75,000	75	13,925	-	-	14,000
Shares issued and to be issued for consulting services to be rendered	4,095,000	4,095	158,755	-	-	162,850
Imputed interest on officer/stockholder loan	-	-	947	-	-	947
Other	13	-	-	-	-	-

Net loss for the year ended December 31, 2001	-	-	-	-	(1,465,035)	(1,465,035)
Less deferred charges	-	-	-	-	-	(134,075)
Balance at December 31, 2001	16,889,323	$16,889	$2,497,951	$(943,064)	$(1,411,740)	$ 25,961

 See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT) (continued)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Surplus (Deficit) Accumulated During Development Stage	Total

Balance at December 31, 2001 (brought forward)	16,889,323	$16,889	$2,497,951	$(943,064)	$(1,411,740)	$25,961
Shares issued in connection with the Med-Link USA, Inc. acquisition	2,000,000	2,000	2,098,000	-	-	2,100,000
Shares issued in connection with Four J's fixed assets acquisition	2,000,000	2,000	1,915,000	-	-	1,917,000
Shares to be issued in connection with the exercise of a consultant's options	1,147,389	1,147	21,801	-	-	22,948
Shares issued for consulting services	1,294,272	1,294	51,956	-	-	53,250
Net loss for the year ended December 31, 2002	-	-	-	-	(733,404)	(733,404)
Amortization of deferred charges	-	-	-	-	-	134,075
Balance at December 31, 2002	23,330,984	23,330	6,584,708	(943,064)	(2,145,144)	3,519,830
Shares issued for consulting services	1,293,345	1,294	115,206	-	-	116,500
Shares issued in connection with the exercise of a consultant's options	874,219	874	16,610	-	-	17,484
Shares sold at $.04 per share	500,000	500	19,500	-	-	20,000
Net loss for the six months ended June 30, 2003	-	-	-	-	(366,619)	(366,619)

Balance at June 30, 2003 (unaudited)	25,998,548	$25,998	$6,736,024	$(943,064)	$(2,511,763)	$3,307,195

 See Notes to Financial Statements.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Period from
	For the three months ended June 30	August 1, 1991 to June 30
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(366,619)	$(393,838)	$(2,511,763)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	202,014	177,150	585,946
Amortization of deferred charges	-	99,550	134,075
Debt forgiveness	-	-	(86,040)
Issuance of common shares for consulting and other services rendered	116,500	-	1,573,525
Imputed interest on officer's loan	-	10,343	947
Accounts receivable	(1,814)	(668)	11,974
Accrued expenses and other current liabilities	12,769	48,312	160,989

Net cash flows used in operating activities	(37,150)	(59,151)	(130,347)
Cash flows from financing activities:
Issuance of common stock	37,484	-	139,230
Repayment of bank loans	-	(18,680)	(47,333)
Proceeds from loan payable	-	43,308	45,908
Advances from officer/shareholder	2,664	29,865	23,977

Net cash flows provided by financing activities	40,148	54,493	161,782

Cash flows from investing activities:
Purchase of equipment	-	(2,147)	(20,509)
Cash acquired in Med-Link acquisition	-	-	274
Investments in partnerships	-	-	(7,546)

Cash flows used in investing activities	-	(2,147)	(27,781)

Increase (decrease) in cash	2,998	(6,805)	3,654)
Cash - beginning of period	2,134	6,805	1,478

Cash - end of period	$ 5,132	-	$5,132

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$ -	$ -	$ 11,300
Income taxes	$ -	$ -	$ 300

Non-cash financing activities:
Reference is made to financial statements notes for certain non-cash financing activities.

 See Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED JUNE 30, 2003
 (UNAUDITED)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited balance sheet as of June 30, 2003 and the consolidated unaudited statement of operations for the three months and six months ended June 30, 2003 and 2002, the consolidated unaudited statement of shareholders' equity for the six months ended June 30, 2003, the consolidated unaudited statements of cash flows for the six months ended June 30, 2003 and 2002 along with the consolidated unaudited statement of operations for the period from August 1, 1991 through June 30, 2003 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary for fair presentation have been included.

For information concerning the Company's significant accounting policies and basis of presentation, along with more informative disclosures, reference is made to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2002. Results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustments and independent audit.
Nature of Business

The Company was incorporated on July 26, 1977, under the laws of the State of Minnesota. On November 17, 1988, the Company changed its name to Western Media Group Corporation (formerly known as Ionic Controls, Inc.). The Company operates through two subsidiaries, Med-Link USA, Inc. ("Med-Link") and K-Rad Konsulting, LLC.

On January 1, 2002, the Company acquired Med-Link, a privately held New York corporation, pursuant to a Share Exchange Agreement dated December 28, 2001 (the "Agreement"). Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies. Substantially all of Med-Link's operations have been outsourced.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business (continued)
K-Rad Konsulting, LLC is engaged in the business of providing computer network and software systems, consulting, installation, and maintenance services to businesses. K-Rad Konsulting, LLC is also a solution provider for internet infrastructure.

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

Note 2 - DEVELOPMENT STAGE COMPANY

On July 31, 1991, the Company sold substantially all of its operations and reentered the development stage. From that date to the present, the Company has devoted the majority of its efforts to maintenance of the corporate status, developing the business of its acquired companies, raising capital, and the search for merger candidates. The Company has been fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholders intend to continue to fund necessary expenses to sustain the Company. If the Company does not become profitable or if the Company's stockholders do not continue to fund necessary expenses of the Company, it could result in the Company being unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

Note 3 - NOTES RECEIVABLE - RELATED PARTIES

a) On March 29, 2001, the Company sold certain assets to the President of KKL for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured in 2002 and was extended until March 1, 2004. The note bears interest at the rate of 3% per annum. Accrued interest on this loan was $3,600 as of June 30, 2003. This note is collateralized by 100,000 restricted shares of Western Media Group Corporation common shares owned by the officer.

In addition, this Officer has a loan outstanding due to the Company in the amount of $28,196 as of June 30, 2003. This loan is payable on demand and is non-interest bearing.

b) As of June 30, 2003, Med-Link has a loan due from one of its officers in the amount of $17,914, which is guaranteed by another officer of Med-Link. This loan is payable on demand and is non-interest bearing.

Note 4 - PROPERTY AND EQUIPMENT

As of June 30, 2003, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated useful Life (Years)	Amount
Office equipment	5	$ 2,372
Computer equipment and software	5	2,017,855
		--------------
		2,020,227
Less accumulated depreciation		612,490
		--------------
		$1,407,737

Included in fixed assets above is $1,917,000 of computer equipment acquired from Four J's on January 23, 2002 (see Note 9b).

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED JUNE 30, 2003
(UNAUDITED)
Note 5 - NOTES PAYABLE - BANKS

On April 30, 2001, Med-Link entered into a five year $100,000 loan agreement with a bank. Payments in the amount of $2,064, with interest at the rate of 8.75% per annum were due monthly. The loan balance as of June 30, 2003 was $78,452. In addition, in April 2001, Med-Link entered into a three year business credit loan agreement with a bank permitting the Company to borrow up to $100,000. As of June 30, 2003, the loan balance, inclusive of accrued interest (at 6.75% per annum) and late charges, was $76,719. Both loans are guaranteed by officers of Med-Link. Interest expense for the above two bank loans was approximately $3,000 and $2,000 for the three months ended June 30, 2003 and 2002, respectively. Interest expense for the six months ended June 30, 2003 and 2002 was approximately $6,000 and $4,800, respectively.

Med-Link is in default under the terms of both loan agreements and a default judgment has been entered in favor of the bank against Med-Link and certain of its officers. Both loans were repaid subsequent to June 30, 2003 by one of the officers of Med-Link. (See legal proceedings.)

Note 6 - LOAN PAYABLE - RELATED PARTIES

Med-Link has a loan payable to one of its officers in the amount of $91,034 as of June 30, 2003. The Company, as of June 30, 2003, also has a loan due to two of its consultants/shareholders in the amount of $899. These loans are payable on demand and are non-interest bearing.

Note 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2003, accounts payable and accrued expenses consisted of the following:

Professional fees	$ 77,779
Rent	27,462
Telephone	50,107
Miscellaneous	13,556
Sales tax payable	24,114
$188,018

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

Note 8 - LOAN PAYABLE - OTHER

As of June 30, 2003, Western Media Group Corp. and Med-Link has a loan due to a company in the amount of $45,908, that is owned by the family of a more than 5% owner of Western Media Group Corp. This loan is non-interest bearing and is payable on demand.

Note 9 - STOCKHOLDERS' EQUITY

a) During the three months ended June 30, 2003, the Company sold 500,000 shares of its common stock for $20,000. The Company also issued 250,000 shares of its common stock for services relating to the development, programming and maintenance of the Med-Link Virtual Private Network. These shares were valued at the closing stock price of the Company's common shares on the date of the agreement ($.04).

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

c) On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and outstanding shares of Med-Link. The shares were valued at the closing stock price of the Company's common shares on the date of acquisition ($1.05). No value has been attributable to the 400 shares of preferred stock issued.

d) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued was $36,250 of which $2,717 and $36,250 were charged to operations during the three months and six months ended June 30, 2002, respectively.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

Note 9 - STOCKHOLDERS' EQUITY (continued)

e) In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares issued for the agreed upon value of the services to be rendered, were based upon the available market price of the Company's common shares ranging from $.02 to $.05. Of the total shares issuable, 75% were issued upon the approval of the agreements by the Company's Board of Directors and the balance of the shares were subsequently issued.

Of the total value of the aforementioned shares aggregating $126,600, $97,825 has been allocated, as of December 31, 2001, to deferred charges for services to be rendered, of which $31,650 and $63,300 were expensed during the three months and six months ended June 30, 2002, respectively.

In addition, the aforementioned individuals received options to purchase 3,400,000 common shares at an exercise price of $.02, which shares shall vest eight months after the commencement date of the agreement. The options expire in October, 2004. In December, 2002, one of the individuals exercised his option to purchase 1,147,389 common shares at $0.02 and exercised an additional 52,611 common shares at $.02 during the three months ended March 31, 2003. During the second quarter of 2003, two consultants exercised their options to purchase 821,608 common shares at $.02 per share.

All of the agreements provide for a one year extension at the Company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares at a 20% discount to the prevailing market value on the last business day of each month, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002 ($.065). In connection therewith, 1,294,272 shares were issued for consulting services, which were valued at $53,250 during the fourth quarter of 2002. During the three months ended June 30, 2003, the Company issued 400,611 shares for consulting services, which were valued at $53,250 and during the three months ended March 31, 2003, the Company issued 642,734 shares for consulting services, which were also valued at $53,250. While the Company did not formally extend the agreement, the Consultants continue to provide services to the Company. Subsequent to June 30, 2003, the Company issued 46,225 shares of its common stock for consulting services rendered in July, 2003.

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

Note 9 - STOCKHOLDERS' EQUITY (continued)

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

Note 11 - OTHER RELATED PARTY TRANSACTIONS

The Company does not currently lease or rent any property. Office space and services are provided without charge by various directors of the Company in Long Island, New York. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The Company entered into a rental lease agreement in August, 2003 (see Note 13).

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

Note 12 - ACCOUNTING FOR STOCK-BASED COMPENSATION

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

	For the three months ended June 30		For the three months ended June 30
	2003	2002	2003	2002
Net loss (as reported)	$(206,101)	$(210,078)	$(366,619)	$(393,838)
Less: stock compensation costs, had all options been recorded at fair value	-	60,500	-	151,250
Adjusted net loss	$(206,101)	$(270,578)	$(366,619)	$(545,088)
Basic earnings per share (as reported)	$ (.01)	$ (.01)	$ (.02)	$ (.02)
Basic earnings per share (as adjusted)	$ (.01)	$ (.01)	$ (.02)	$ (.03)

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

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

Note 13 - COMMITMENTS AND CONTINGENCIES

In August, 2003, the Company entered into a rental lease agreement in Islandia, New York. The lease commences on August 1, 2003 and expires on July 31, 2006. The Company has the option to extend the lease for two additional years.

Minimum annual lease commitments are as follows:
August 1, 2003 - 2004	$32,400
August 1, 2004 - 2005	33,700
August 1, 2005 - 2006	35,100

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

The Company has not filed their 2001 income tax returns and has filed an extension to file its 2002 income tax returns

In May 2003, Med-Link entered into an agreement with Vested Health Care, a company which holds a licensing agreement with Avreo Inc., which will grant the Med-Link VPN the opportunity to offer its client's software that allows for the reading of MRI and CAT scans digitally.

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

WESTERN MEDIA GROUP CORPORATION
 (A Development Stage Company)

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

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (continued)

Business Overview

The business of the Company is carried out by two wholly owned subsidiaries, Med-Link USA, Inc. ("Med-Link") and K-Rad Konsulting, LLC ("K-Rad") as described below. The Company may seek other businesses to acquire in exchange for shares of its common stock.

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

MED-LINK'S CURRENT BUSINESS DEVELOPMENTS

Med-Link's clients are primarily doctors, but also include a roofing company and an animal shelter. On November 25, 2002, Med-Link signed a Telecommunications Service Agreement with New Island Hospital in Bethpage, New York. Pursuant to that agreement, Med-Link is in the process of installing a VPN and other equipment at the hospital which will allow its approximately 600 doctors access to it. While Med-Link had anticipated completion of the installation and testing at New Island Hospital by July, 2003, it has experienced some delays which have resulted from coordination with an Internet Service Provider which has been unable to complete installation of necessary bandwidth. The Company believes that the VPN will be operational shortly after installation of the required bandwidth.

The Company has restructured Med-Link's operations to reduce costs and enhance efficiencies by moving its offices into the Company's offices. In addition, part of the Med-Link call center functions have been transferred to a call center in India as part of a contract with Total Infosystems, Inc. Med-Link anticipates the transfer of additional call center functions to India in the future.

Once the New Island Hospital VPN is operational, the Company plans to focus on marketing Med-Link's services using the New Island Hospital model - using local hospitals as a contact point for marketing to individual doctors and medical practices.

In addition, the Company also will seek to market its products along with strategic and joint venture partners. The Company believes that this will minimize the need for additional capital and resources which the Company currently does not possess. One of the strategic relationships currently being explored is with a company which can provide Med-Link with solutions that are compliant with HIPAA. HIPPA required the Department of U.S. Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. The goal of the standards adopted is to improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data interchange in health care, while protecting that information with a secure environment.

The Company is also exploring strategic partnerships to offer its services to other New York hospitals as well as hospitals in the Los Angeles metropolitan area.

To accommodate the Company's projected expansion plans, the Company, and Med-Link are moving their corporate headquarters to larger office space in Islandia, New York.

KKL

KKL offers Internet infrastructure consulting for businesses using what it deems reliable sources of technical help for their computers. KKL's offers three main services are: (1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting.

Currently, KKL is engaged in providing services almost exclusively to Med-Link. However, it may seek to market its services to others in the future.

Liquidity and Capital Resources
At June 30, 2003, the Company had a working capital deficiency of $393,321. Management believes revenue from operations will be sufficient to sustain the Company's operations for the next twelve months. Even though the Company completed the Med-Link acquisition in January, 2002, and signed a telecommunications agreement with a hospital in November 2002, it cannot predict whether the Company will realize any meaningful growth in the future.

Three Months And Six Months Ended June, 2003 and 2002

The Company's revenues from continuing operations for the three months ended June 30, 2003 and 2002 were $5,870 and $45,337, respectively and $15,326 and $85,105 for the six months ended June 30, 2003 and 2002, respectively.

Expenses for the three months ended June 30, 2003 and 2002 were $209,161 and $253,655, respectively. Expenses for the six months ended June 30, 2003 and 2002 were $376,350 and $474,801. The decrease in expenses is primarily attributable to lower payroll and telephone expenses.

The Company had a net loss of $206,101 for the three months ended June 30, 2003, as compared to a net loss of $210,078 for the same period in 2002. The Company had a net loss of $366,619 for the six months ended June 30, 2003, as compared to a net loss of $393,838 for the same period in 2002.

Critical Accounting Policies

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-K for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (continued)

Critical Accounting Policies (continued)
Goodwill - According to our accounting policy we perform an annual impairment review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. In assessing the recoverability of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the respective assets.

Long-Lived Assets - We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the related total future net cash flows. Impairment is measured by the difference between the assets' carrying value and the fair value based on the best information available.

Item 3. Controls and Procedures

As of August 12, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the President and Vice President of the Company have identified the following internal control deficiencies: (1) lack of segregation of duties relating to cash, receivables and safeguarding of assets; (2) lack of training in the areas of accounting and book keeping; and (3) non-timely payment and filing of income, sales and payroll tax returns. The Company is currently implementing a safeguard to address Item (1) above, whereby, all checks written above the amount of $5,000 will need to be endorsed by a minimum of two of the Company's officers. This procedure will alleviate the concerns of segregation of duties relating to cash as well as the safeguarding of Company assets. The Company plans to take steps to address the other deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 12, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported by the Company, in or about January, 2003, Citibank, N.A., as plaintiff, commenced an action against Med-Link, USA, Inc. ("Med-Link"). Dr. Michael Carvo, Med-Link's President, and another, in the Supreme Court of the State of New York, County of Suffolk. Plaintiff alleged that it was due a total of $138,814.01, plus interest, relating to two loans extended to Med-Link. On April 22, 2003, a default judgment was entered in favor of plaintiff in the amount of $148,900.66, which has not yet been paid and for which each defendant is jointly and severally liable.

Dr. Carvo has paid the monies necessary to satisfy the default judgment and, in return, Citibank has stated that it would give all defendants, including Med-Link, a release from any further obligations relating to the lawsuit and the loans which gave rise to the lawsuit. However, no written release has been executed. Therefore, Med-Link, at this time, Med-Link technically remains obligated to pay on the default judgment.

Item 2. Changes In Securities

In April, 2003, the Company issued a total of 596,528 shares of common stock to Munish Rametra, Ray Vuono, James Rose and David Kafrissen as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

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

In June, 2003, the Company issued a total 61,634 shares of common stock to Munish Rametra, Ray Vuono and James Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

In June, 2003, the Company issued a total of 121,608 options to purchase the Company's common stock at a price of $.02 to James Rose pursuant to his consulting agreement. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction.

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

21.1	List of Subsidiaries
31.1	Certification of Konrad Kim Pursuant to 18 U.S.C. 1350.
31.2	Certification of James Rose Pursuant to 18 U.S.C. 1350.

(b) The Company did not file any reports on Form 8-K for the period ended March 31, 2003.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Media Group Corporation

(Registrant)

Date August 18, 2003	/s/ Konrad Kim

Konrad Kim
President
(principal accounting officer of the registrant)

EXHIBIT INDEX
21.1	List of Subsidiaries
32.1	Certification by Konrad Kim, President, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by James Rose, James Rose, Vice President and Principal Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002