Form 10QSB
period 2003-09-30
WESTERN MEDIA GROUP CORP
filed 2003-11-14
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 2003

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                  to

                           Commission File No. 2-71164

                         WESTERN MEDIA GROUP CORPORATION
        (Exact name of small business issuer as specified in its charter)

         MINNESOTA                                        41-1311718
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

                  11 OVAL DRIVE, SUITE 200B, ISLANDIA, NY 11749
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  631-297-1750
                           (Issuer's telephone number)

                             69 MALL DRIVE, COMMACK,
                    NEW YORK (Former name, address and fiscal
                       year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 3, 2003 there were 29,193,961 shares outstanding.

Transitional Small Business Format: Yes { } No {X}

Item 1.    Financial Statements.
--------         -------------------------





                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30, December 31,
ASSETS                                                 2003              2002
                                                    (Unaudited)        (Audited)
                                                    -----------        ---------
Current assets:
 Cash                                              $   121,400      $     2,134
 Notes receivable, related parties -
  current portion                                       74,879           50,094
 Accounts receivable                                    12,892            6,053
      Total current assets                             209,171           58,281

Office equipment (at cost), net of
   accumulated depreciation                          1,340,783        1,609,751
 Security deposit                                        5,400            4,778
 Notes receivable, related parties -
   long-term portion                                      --             28,188
 Goodwill                                            2,292,779        2,292,779

      Total assets                                 $ 3,848,133      $ 3,993,777

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses             $   197,003      $   186,034
 Notes payable - bank                                     --            149,164
 Loans payable - related parties                       240,833           92,841
               - other                                  45,908           45,908
      Total current liabilities                        483,744          473,947

Stockholders' equity:
 Preferred stock: undesignated,
   5,000,000 shares authorized:
   400 shares issued and outstanding                      --               --
 Common stock: $.001 par value;
   95,000,000 shares authorized;
   issued and outstanding shares
   29,193,961; 23,330,984 at
   December 31, 2002                                    29,193           23,330
 Additional paid-in capital                          7,196,246        6,584,708
 Deficit accumulated during the
   development stage                                (2,766,111)      (2,145,144)
 Accumulated deficit                                  (943,064)        (943,064)
 Deferred charges                                     (151,875)            --
                                                   -----------      -----------

      Total stockholders' equity                     3,364,389        3,519,830

      Total liabilities and stockholders'
    equity                                         $ 3,848,133      $ 3,993,777







                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                               For the period
                                           For the                       For the               from August 1,
                                     three months ended              nine months ended            1991 to
                                        September 30,                  September 30,           September 30,
                                        -------------                  -------------           -------------
                                    2003            2002            2003           2002            2003
                                    ----            ----            ----           ----            ----

Sales                          $      5,025    $     40,982    $     20,351    $    125,900    $    330,389
                               ------------    ------------    ------------    ------------    ------------
Costs and expenses:
 Operating & administrative         162,742         100,786         337,078         398,249       1,111,344
 Depreciation                       102,844         101,007         304,858         278,157         688,790
                               ------------    ------------    ------------    ------------    ------------
                                    265,586         201,793         641,936         676,406       1,800,134
                               ------------    ------------    ------------    ------------    ------------
Operating loss                     (260,561)       (160,811)       (621,585)       (550,506)     (1,469,745)
                               ------------    ------------    ------------    ------------    ------------
Other income (expense):
 Debt forgiveness                      --              --              --              --            86,040
 Cost of aborted acquisition           --              --              --              --        (1,375,000)
 Interest expense                      --            (3,720)           --            (8,530)        (11,312)
 Interest income                      6,213             188             618             856           3,906
                               ------------    ------------    ------------    ------------    ------------
                                      6,213          (3,532)            618          (7,674)     (1,296,366)
                               ------------    ------------    ------------    ------------    ------------
Net loss                       $   (254,348)   $   (164,343)   $   (620,967)   $   (558,180)   $ (2,766,111)
                               ============    ============    ============    ============    ============
Basic loss per share           $       (.01)   $       (.01)   $       (.02)   $       (.03)
                               ============    ============    ============    ============
Weighted average number of
 shares outstanding              28,749,673      20,889,323      25,616,308      20,718,953
                               ============    ============    ============    ============


                       See notes to financial statements.






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                             Surplus
                                                                            (Deficit)
                                                                           Accumulated
                                           Common Stock        Additional    During
                                     Number of                  Paid-In   Development     Accumulated
                                       Shares       Amount      Capital       Stage         Deficit        Total
                                       ------       ------      -------       -----         -------        -----

Reentrance into development stage
 (August 1, 1991)                    1,199,310   $    1,199   $  856,046    $     --      $ (943,064)   $  (85,819)
Net loss: August 1, 1991 to
 December 31, 1991                        --           --           --            --            --            --
Net income (loss) - 1992                  --           --           --         (42,721)         --         (42,721)
Net income (loss) - 1993                  --           --           --            --            --            --
Net income (loss) - 1994                  --           --           --            --            --            --
Net income (loss) - 1995                  --           --           --            --            --            --
Net income (loss) - 1996                  --           --           --            --            --            --
Net income (loss) - 1997                  --           --           --            --            --            --
Net income (loss) - 1998                  --           --           --            --            --            --
Net income (loss) - 1999                  --           --           --            --            --            --
                                    ----------   ----------   ----------    ---------     ----------    ----------
December 31, 1999                    1,199,310        1,199      856,046       (42,721)     (943,064)     (128,540)

Stock issuance on March 16, 2000
 in settlement of indebtedness
 to former officer                     100,000          100        9,900          --            --          10,000
Stock issuance on March 16, 2000
 at $.03 per share, net of
 issuance costs of $1,125            1,200,000        1,200       32,675          --            --          33,875
Equity contribution to cover
 administrative expenses                  --           --          8,923          --            --           8,923
Issuance of shares as part of
 DDR agreements                      9,000,000        9,000       (8,100)         --            --             900
Net income - 2000                         --           --           --          96,016          --          96,016
                                    ----------   ----------   ----------    ---------     ----------    ----------
December 31, 2000                   11,499,310   $   11,499   $  899,444    $   53,295    $ (943,064)   $   21,174



                       See Notes to Financial Statements.




                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (continued)

                                                                                      Surplus
                                                                                     (Deficit)
                                                                                    Accumulated
                                                  Common Stock        Additional      During
                                             Number of                 Paid-In      Development    Accumulated
                                             Shares       Amount        Capital        Stage        Deficit           Total
                                             ------       ------        -------        -----        -------           -----
Balance at December 31, 2000
 (brought forward)                         11,499,310   $    11,499   $   899,444   $    53,295    $  (943,064)   $    21,174

Cash contributed by DDR                          --            --          21,100          --             --           21,100
Shares issued in connection with
 assignment of indebtedness                   120,000           120        29,880          --             --           30,000
Shares issued in connection with
 confidential and non-disparagement
 agreement relating to an aborted
 acquisition                                1,100,000         1,100     1,373,900          --             --        1,375,000
Shares issued for cash consideration           75,000            75        13,925          --             --           14,000
Shares issued and to be issued for
 consulting services to be rendered         4,095,000         4,095       158,755          --             --          162,850
Imputed interest on officer/stockholder
  loan                                           --            --             947          --             --              947
Other                                              13          --            --            --             --             --
Net loss for the year ended
 December 31, 2001                               --            --            --      (1,465,035)          --       (1,465,035)
Less deferred charges                            --            --            --            --             --         (134,075)
                                           ----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2001               16,889,323   $    16,889   $ 2,497,951   $(1,411,740)   $  (943,064)   $    25,961

                       See Notes to Financial Statements.






                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (continued)
                                                                                     Surplus
                                                                                    (Deficit)
                                                                                    Accumulated
                                                   Common Stock         Additional     During
                                              Number of                  Paid-In    Development      Accumulated
                                               Shares        Amount       Capital       Stage           Deficit        Total
                                               ------        ------       -------       -----           -------        -----

Balance at December 31, 2001
 (brought forward)                           16,889,323   $    16,889   $ 2,497,951   $(1,411,740)   $  (943,064)   $    25,961

Shares issued in connection with the
  Med-Link USA, Inc. acquisition              2,000,000         2,000     2,098,000          --             --        2,100,000
Shares issued in connection with
  Four J's fixed assets acquisition           2,000,000         2,000     1,915,000          --             --        1,917,000
Shares to be issued in connection
  with the exercise of a consultant's
  options                                     1,147,389         1,147        21,801          --             --           22,948
Shares issued for consulting
  services                                    1,294,272         1,294        51,956          --             --           53,250
Net loss for the year ended
  December 31, 2002                                --            --            --        (733,404)          --         (733,404)
Amortization of deferred charges                   --            --            --            --             --          134,075
                                             ----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2002                 23,330,984        23,330     6,584,708    (2,145,144)      (943,064)     3,519,830
Shares issued for consulting
 and developmental services                   1,342,911         1,343       380,657          --             --          382,000
Shares issued in connection with the
  exercise of  consultants options            1,020,066         1,020        19,381          --             --           20,401
Shares sold at $.04 per share                   500,000           500        19,500          --             --           20,000
Shares sold at $.065 per share                3,000,000         3,000       192,000          --             --          195,000
Net loss for the nine months ended
  September 30, 2003                               --            --            --        (620,967)          --         (620,967)
Less deferred charges                              --            --            --            --             --         (151,875)
                                             ----------   -----------   -----------   -----------    -----------    -----------
Balance at September 30, 2003 (unaudited)    29,193,961   $    29,193   $ 7,196,246   $(2,766,111)   $  (943,064)   $ 3,364,389
                                             ==========   ===========   ===========   ===========    ===========    ===========

                       See Notes to Financial Statements.





                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Period from
                                             For the nine months      August 1, 1991
                                                   ended                    to
                                                 September 30,         September 30,
                                                 -------------         -------------
                                             2003            2002          2003
                                             ----            ----          ----
Cash flows from operating activities:
 Net loss                                $  (620,967)   $  (558,180)   $(2,766,111)
 Adjustments to reconcile net loss
  to cash flows used in operating
  activities:
   Depreciation                              304,858        278,157        688,790
   Amortization of deferred charges             --          131,200        134,075
   Debt forgiveness                             --             --          (86,040)
   Issuance of common shares for
    consulting and other services
    rendered, net of deferred charges        230,125           --        1,687,150
   Imputed interest on officer's loan           --             --              947
   Accounts receivable                        (6,839)         4,699          6,949
   Other assets                                 (622)          --             (622)
   Accrued expenses and other
    current liabilities                       10,969         55,006        159,189
                                         -----------    -----------    -----------
Net cash flows used in
 operating activities                        (82,476)       (89,118)      (175,673)
                                         -----------    -----------    -----------
Cash flows from financing activities:
  Issuance of common stock                   235,401         21,600        337,147
  Repayment of bank loans                   (149,164)       (32,564)      (196,497)
  Proceeds from loan payable                    --           55,908         45,908
  Advances from officer/shareholder          151,395         39,516        172,708
                                         -----------    -----------    -----------
Net cash flows provided by
 financing activities                        237,632         84,460        359,266
                                         -----------    -----------    -----------
Cash flows from investing activities:
 Purchase of equipment                       (35,890)        (2,147)       (56,399)
 Cash acquired in Med-Link acquisition          --             --              274
 Investments in partnerships                    --             --           (7,546)
                                         -----------    -----------    -----------
Net cash flows used in investing
 activities                                  (35,890)        (2,147)       (63,671)
                                         -----------    -----------    -----------
Increase (decrease) in cash                  119,266         (6,805)       119,922
Cash - beginning of period                     2,134          6,805          1,478
                                         -----------    -----------    -----------
Cash - end of period                     $   121,400    $      --      $   121,400
                                         ===========    ===========    ===========
Supplemental disclosures of cash
 flows information:
   Cash paid during the period for:
     Interest                            $      --      $     8,500    $    11,300
                                         ===========    ===========    ===========

                       See Notes to Financial Statements.





     Income taxes                        $    5,600     $     300      $     5,900

Non-cash financing activities:
 Reference is made to financial statements notes for certain non-cash financing activities.

                       See Notes to Financial Statements.




                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation

                The accompanying consolidated unaudited balance sheet as of September 30, 2003 and the consolidated unaudited statement of operations for the three months and nine months ended September 30, 2003 and 2002, the consolidated unaudited statement of shareholders' equity for the nine months ended September 30, 2003, the consolidated unaudited statements of cash flows for the nine months ended September 30, 2003 and 2002 along with the consolidated unaudited statement of operations for the period from August 1, 1991 through September 30, 2003 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments), necessary for fair presentation have been included.

           For information concerning the Company's significant accounting policies and basis of presentation, along with more informative disclosures, reference is made to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2002. Results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustments and independent audit.

           Nature of Business

                The Company was incorporated on July 26, 1977, under the laws of the State of Minnesota. On November 17, 1988, the Company changed its name to Western Media Group Corporation (formerly known as Ionic
Controls, Inc.).  The Company operates through two subsidiaries, Med-
Link USA, Inc. ("Med-Link") and K-Rad Konsulting, LLC.

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

                The Company also has three wholly-owned inactive subsidiaries, Western Media Acquisition Corp. (former Western Media Sports Holdings,
Inc.), Med-Link VPN, Inc. and Western Media Publishing Corp.

     Principles of Consolidation

                The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.


NOTE 2 - DEVELOPMENT STAGE COMPANY

         On July 31, 1991, the Company sold substantially all of its operations and reentered the development stage. From that date to the present, the Company has devoted the majority of its efforts to maintenance of the corporate status, developing the business of its acquired companies and raising capital. The Company has been dependent upon funds from private investors and the support of certain stockholder(s) for the maintenance of its corporate status and to provide working capital support for the Company. These stockholders intend to continue to fund necessary expenses to sustain the Company. If the Company does not become profitable or if the Company's stockholders or new investors do not fund necessary expenses of the Company, it could result in the Company being unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

           a) On March 29, 2001, the Company sold certain assets to the President of KKL for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured in 2002 and was extended until March 1, 2004. The note bears interest at the rate of 3% per annum. Accrued interest on this loan was $3,806 as of September 30, 2003. This note is collateralized by 100,000 restricted shares of Western Media
Group Corporation common shares owned by the officer.

                 In addition, this Officer has a loan outstanding due to the Company in the amount of $28,159 as of September 30, 2003. This loan is payable on demand and is non-interest bearing.

           b) As of September 30, 2003, Med-Link has a loan due from one of its officers in the amount of $17,914, which is guaranteed by another officer of Med-Link. This loan is payable on demand and is non-interest bearing.


NOTE 4 - PROPERTY AND EQUIPMENT

           As of September 30, 2003, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                     Estimated
                                       useful
                                    Life (Years)               Amount
                                    ------------               ------

Furniture and fixtures                  5                   $   12,383
Leasehold improvements                  3                        7,723
Office equipment                        5                        2,372
Computer equipment and software         5                    2,033,639
                                                             2,056,117
Less accumulated depreciation                                  715,334
                                                            $1,340,783

           Included in fixed assets above is $1,917,000 of computer equipment acquired from Four J's on January 23, 2002 (see Note 9c).

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 5 - NOTES PAYABLE - BANKS

           On April 30, 2001, Med-Link entered into a five year $100,000 loan agreement with a bank. Payments in the amount of $2,064, with interest at the rate of 8.75% per annum were due monthly. In addition, in April
2001, Med-Link entered into a three year business credit loan agreement with a bank permitting the Company to borrow up to $100,000. Both loans were guaranteed by officers of Med-Link. In July, 2003, one of the officers of Med-Link paid off both of these loans aggregating $148,901
(see Note 6).


NOTE 6 - LOAN PAYABLE - RELATED PARTIES

           Med-Link has a loan payable to one of its officers in the amount of $239,934 as of September 30, 2003, which includes the amount paid to the bank to pay off Med-Link's loans (Note 5). The Company, as of September
30, 2003, also has a loan due to two of its consultants/shareholders in the amount of $899. These loans are payable on demand and are non-interest bearing.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           As of September 30, 2003, accounts payable and accrued expenses consisted of the following:

                 Professional fees                       $ 80,635
                 Rent                                      27,462
                 Telephone                                 50,107
                 Miscellaneous                             12,315
                 Sales tax payable                         26,484
                                                         --------
                                                         $197,003
                                                         ========

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 8 - LOAN PAYABLE - OTHER

           As of September 30, 2003, Western Media Group Corp. and Med-Link has a loan due to a company in the amount of $45,908, that is owned by the family of a more than 5% owner of Western Media Group Corp. This loan is non-interest bearing and is payable on demand.

NOTE 9 - STOCKHOLDERS' EQUITY

         a) In July, 2003, the Company sold 3,000,000 shares of its common stock to Cooper Station Funding Corp. for a total of $195,000. The stock was sold pursuant to a consulting agreement dated May 16, 2003, in which Cooper Station Funding Corp. agreed to assist the Company in marketing and promoting the Med-Link VPN by introducing prospective clients. In exchange, the Company agreed to issue common stock at a price of not more than $.07 per share. At the time of the agreement, the trading price of the shares was approximately $.16 per share. The value of the difference between the option price and trading price of approximately $.09 per share aggregated $243,000, (net of a 10% discount for restrictions placed on such shares) and has been allocated to the cost of the consulting services, which are to be rendered through the year ending May, 2004. For the three months ended September 30, 2003, $91,125 has been charged to operations and the balance of $151,875 was charged to Deferred Charges in the accompanying balance sheet.

           b) During the second quarter of 2003, the Company sold 500,000 shares of its common stock for $20,000. The Company also issued 250,000 shares of its common stock for services relating to the development, programming and maintenance of the Med-Link Virtual Private Network. These shares were valued at the closing stock price of the Company's common shares on the date of the agreement ($.04).

           c) On January 23, 2002, The Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J's
Enterprises. The purchase price for the assets was 2,000,000 shares of the Company's common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065) less a ten percent discount for restrictions placed on the shares issued.

           d) On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and outstanding shares of Med-Link. The shares were valued at the closing stock price of the Company's common shares on the date of acquisition ($1.05). No value has been attributable to the 400 shares of preferred stock issued.

           e) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued ($36,250) was charged to operations during the nine months ended September 30, 2002.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 9 - STOCKHOLDERS' EQUITY (continued)

           f) In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares issued for the agreed upon value of the services to be rendered, were based upon the available market price of the Company's common shares ranging from $.02 to $.05. Of the total shares issuable, 75% were issued upon the approval of the agreements by the Company's Board of Directors and the balance of the shares were subsequently issued.

                 Of the total value of the aforementioned shares aggregating $126,600, $97,825 has been allocated, as of December 31, 2001, to deferred charges for services to be rendered, of which $31,650 and $94,950 were expensed during the three months and nine months ended September 30, 2002, respectively.

                 In addition, the aforementioned individuals received options to purchase 3,400,000 common shares at an exercise price of $.02, which shares shall vest eight months after the commencement date of the agreement. The options expire in October, 2004. In December, 2002, one of the individuals exercised his option to purchase 1,147,389 common shares at $0.02. Common shares exercised by consultants during each of the three quarters ended September 30, 2003 were as follows:

                  Quarter ended                Shares exercised at $.02
                  -------------                ------------------------

                 March 31, 2003                       $ 52,611
                 June 30, 2003                         821,608
                 September 30, 2003                    145,847

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)



NOTE 9 - STOCKHOLDERS' EQUITY (continued)

                 All of the agreements provide for a one year extension at the Company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares at a 20% discount to the prevailing market value on the last business day of each month, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002 ($.065). In connection therewith, 1,294,272 shares were issued for consulting services, which were valued at $53,250 during the fourth quarter of 2002. During the three months ended June 30, 2003 and March
31, 2003, the Company issued 400,611 and 642,734 shares, respectively, for consulting services, which were valued at $53,250 for both periods.
During the three months ended September 30, 2003, the Company issued
49,566 shares for consulting services, which were valued at $22,500.
While the Company did not formally extend the agreement, the Consultants continue to provide services to the Company.

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 11 - ACCOUNTING FOR STOCK-BASED COMPENSATION

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


                                       For the three months        For the six months
                                        ended September 30,        ended September 30,
                                        -------------------        -------------------
                                       2003           2002          2003          2002
                                       ----           ----          ----          ----

Net loss (as reported)            $  (254,348)   $  (164,343)   $  (620,967)   $(558,180)

Less: stock compensation costs,
 had all options been recorded
 at fair value                           --             --             --        151,250
                                  -----------    -----------    -----------    ---------
Adjusted net loss                 $  (254,348)   $  (164,343)   $  (620,967)   $(709,430)
                                  ===========    ===========    ===========    =========
Basic earnings per share
 (as reported)                    $      (.01)   $      (.01)   $      (.02)   $    (.03)
                                  ===========    ===========    ===========    =========
Basic earnings per share
 (as adjusted)                    $      (.01)   $      (.01)   $      (.02)   $    (.03)
                                  ===========    ===========    ===========    =========


           The fair value of each option granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            2003                 2002
                                            ----                 ----

Dividend yield                              None                 None
Expected volatility                          100%                 100%
Risk-free interest rate                        3%                   3%
Expected life (years)                          2                    3

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 12 - COMMITMENTS AND CONTINGENCIES

           In September, 2003, Med-Link entered into a service agreement with Netwolves Technologies to jointly market Netwolves HIPA Infrastructure Solutions combined with Med-Link's health care management applications.
Under this agreement, Med-Link, will offer Netwolves Technologies products and services through its virtual private network to ensure
HIPAA compliancy to its doctors and the medical community.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------    ----------------------------------------------------------------

                                BUSINESS OVERVIEW

           The business of the Company is carried out by two wholly owned subsidiaries, Med-Link USA, Inc. ("Med-Link") and K-Rad Konsulting, LLC ("K-Rad") as described below. The Company has also incorporated another wholly owned subsidiary, Med-Link VPN, Inc., through which it plans to market its Med-Link VPN product. The Company may seek other businesses to acquire in exchange for shares of its common stock that have synergies with its existing businesses.

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

                    MED-LINK'S CURRENT BUSINESS DEVELOPMENTS

           During the fiscal quarter ended September 30, 2003, the Company incorporated Med-Link VPN, Inc., the entity through which it plans to market the Med-Link VPN. In addition, the Company has continued to search for and negotiate with strategic partners and ventures to expand and market its business and improve its products and services. In October, 2003, the Company entered into a Licensing Agreement with Film & Music Entertainment, Inc., a provider of streaming video technology that loads its targeted content without the need for buffering. Under the terms of the licensing agreement the Company will own the exclusive right to use Film & Music's FELIX streaming video system, a LINUX based technology, on its MedlinkVPN, for the transmission of medical oriented content, including video conferencing, medical procedures and hospital/practice announcements. The FELIX system is designed to transmit video and other large media files without the delays associated with video buffering. The agreement also allows the Company to brand the FELIX system for additional uses beyond the MedlinkVPN, targeted at the medical community across the United States. The Company plans to explore additional uses including continuing medical education and providing customized and targeted healthcare information.

           The Company plans to begin using FELIX at New Island Hospital. If successful, it can be incorporated into the Med-Link VPN for use at other hospitals in the future. Pursuant to the agreement with Film & Music, the Company paid a one-time fee of $20,000 and agreed to pay a $1.00 royalty for each use of FELIX. The term of the license is 10 years.

           Pursuant to a June 4, 2003 agreement with Wildgate Wireless, Inc., the Company obtained the rights to sell, as part of the Med-Link VPN, the following value added features: Automated Appointment Confirmation, Dictation and Transcription, Record-a-Call, Data Storage, Billing Solutions and Toll-free One Number and Unified Communications Solution which offers Call Blasting, EVoice (e-mail over the phone), One Button Call Back, and Event Notification. In addition, Wildgate is to provide the Medcall123 service with redundancy making the service more reliable


           In November, 2003, the Company began testing of the VPN at New Island hospital. The Company believes that the testing can be completed by the end of November and that operation can begin on December, 2003.

           Once the New Island Hospital VPN is completed, the Company plans to use it as its primary marketing tool for additional hospitals.

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

LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 2003, the Company had a working capital deficiency of $274,573. Management believes that the VPN at New Island Hospital will be completed and operational by December, 2003 and therefore, revenues from operations will be sufficient to fund the Company's operations over the next twelve months. However, in the event that such revenues are not sufficient, the Company may have to raise additional capital through the sale of common stock. There can be no assurance, however, that additional capital will be available, or if available, that it will be on terms acceptable to the Company.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER, 2003 AND 2002

           The Company's revenues from continuing operations for the three months ended September 30, 2003 and 2002 were $5,025 and $40,982, respectively and $20,351 and $125,900 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing a virtual private network at New Island Hospital.

           Expenses for the three months ended September 30, 2003 and 2002 were $265,586 and $201,793, respectively. Expenses for the nine months ended September 30, 2003 and 2002 were $641,936 and $676,406.

           The Company had a net loss of $254,348 for the three months ended September 30, 2003, as compared to a net loss of $164,343 for the same period in 2002. The Company had a net loss of $529,842 for the nine months ended September 30, 2003, as compared to a net loss of $620,967 for the same period in 2002. These losses were primarily the result of the Company's focus on implementing and developing the virtual private network at New Island Hospital which is not yet generating any revenues.

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

Item 3.    Controls and Procedures
-------    -----------------------

           As of November 11, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

           Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the President and Vice President of the Company have identified the following internal control deficiencies: (1) lack of segregation of duties relating to cash, receivables and safeguarding of assets;
(2) lack of training in the areas of accounting and book keeping; and (3) non-timely payment and filing of sales and payroll tax returns. The Company has implemented a safeguard to address Item (1) above, whereby, all checks written above the amount of $5,000 will need to be endorsed by a minimum of two of the Company's officers. This procedure will alleviate the concerns of segregation of duties relating to cash as well as the safeguarding of Company assets. The Company plans to take steps to address the other deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this report.

                           PART II - OTHER INFORMATION


Item 2.    Changes in Securities
--------   --------------------------

           In July, 2003, the Company issued 5,209 shares of common stock to James Rose as compensation pursuant to his employment agreement and issued 14,974 shares of common stock to Ray Vuono pursuant to his employment agreement. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

           In August, 2003, the Company issued 3,290 shares of common stock to James Rose as compensation pursuant to his employment agreement and issued 9,047 shares of common stock to Ray Vuono pursuant to his employment agreement. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

           In September, 2003, the Company issued 4,546 shares of common stock to James Rose as compensation pursuant to his employment agreement and issued 12,500 shares of common stock to Ray Vuono pursuant to his employment agreement. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions.

         In July, 2003, the Company sold 3,000,000 shares of common stock to Cooper Station Funding Corp. for a total of $195,000. The stock was sold pursuant to a consulting agreement dated May 16, 2003 in which Cooper Station Funding Corp. agreed to assist the Company in marketing the Med-Link VPN by introducing prospective clients. In exchange, the Company agreed to issue common stock at a discount from the $0.16 trading price on May 16, 2003.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.


SEC Ref. No.                   Title of Document
----------------     -------------------------------------------------
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

21.1      List of Subsidiaries

31.1 Certification of Konrad Kim pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2 Certification of James Rose pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1      Certification of Konrad Kim Pursuant to 18 U.S.C. 1350;

32.2      Certification James Rose Pursuant to 18 U.S.C. 1350.


(b) The Company did not file any reports on Form 8-K for the quarter ended September 30, 2003.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESTERN MEDIA GROUP CORPORATION


Date: November 13, 2003               /s/ Konrad Kim
                                      -------------------------------
                                      By: Konrad Kim, President