Form 10KSB
period 2003-12-31
WESTERN MEDIA GROUP CORP
filed 2004-04-15
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ...........to...............
Commission File Number 2-71164

WESTERN MEDIA GROUP CORPORATION

(Name of small business issuer in its charter)

Minnesota	41-1311718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

11 Oval Drive, Suite 200B, Islandia, New York 11749

(Address of Principal Executive Offices) (Zip Code)

631-342-8800

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

Western Media Group Corporation's revenues from continuing operations for the fiscal year ended December 31, 2003 were $14,375.

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

Aggregate market value of stock held by non-affiliates was approximately, $11,063,840 as of March 31, 2004. There were a total of approximately 19,756,858 shares held by non-affiliates as of such date.

The Company's stock transfer agent is Computershare, 12039 West Alameda Parkway Suite Z-2, Lakewood, Colorado 80228.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:	29,787,339 shares outstanding as of March 31, 2004.
Documents incorporated by reference:	None.
Transitional Small Business Disclosure Format (Check one):	Yes [ ] No X

STATEMENT OF FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Western Media Group Corporation ) and its subsidiaries (collectively the "Company") that are based on the beliefs of the Company's management, as well as, assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. The Company's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the company's need to obtain additional financing or equity; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and certain other factors detailed below under Investment Considerations and Risk Factors.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. The Company expressly disclaims a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures the Company makes in its Form 10-KSB, Form 10-QSB and Form 8-K reports to the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Information regarding market and industry statistics contained in this Report is included based on information available to the Company which it believes is accurate. The Company has not reviewed or included data from all sources, and cannot assure stockholders of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

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

Ionics had limited operations from 1981 forward. Ionics' oil operations consisted of a limited number of fractional working interests in low volume producing wells in Texas. The interests were fully amortized and the Company received little income from these properties prior to their liquidation. Ionics' audiophile quality record business was adversely affected by the development of stereo cassette and compact disk recordings. Ionics liquidated its inventory of records and in 1987 liquidated Audio Encores, Inc. Ionics was unable to effectively obtain FDA approval for its medical device, Dia-Med, or to develop the interest of any medical manufacturer to further develop, manufacture and market the device. Ionics liquidated Dia-Med, Inc. in 1987.

In December, 1982, Ionics acquired 98.7% of the outstanding common shares of Sioux City Iron Company ("SCIC"). SCIC was engaged in the business of wholesale distribution of heavy hardware primarily to the agricultural industry. Adverse agricultural economic conditions forced SCIC to seek protection under the Bankruptcy Code in October 1987. In July 1988 pursuant to the order of the Bankruptcy Court all the assets of SCIC were sold and Ionics was released from liability of its long-term debt to the seller of SCIC. SCIC was dissolved in December 1988.

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

On October 31, 2000, the Company issued 9,000,000 shares of its common stock to DDR, Ltd. ("DDR") in connection with certain transactions contemplated under a Consulting Agreement dated October 11, 2000 and an Acquisition Agreement dated October 27, 2000 (collectively the "DDR Agreements"). These shares were issued following a recapitalization of the Company in which the Company increased the number of authorized shares to 100,000,000, $0.001 par value per share, consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock without designation as to series, rights, or preferences, and a 1 for 10 reverse split in the issued and outstanding common shares. The recapitalization was approved at a meeting of the stockholders held on October 10, 2000. At that meeting, the stockholders also elected Patrick L. Riggs and Raymond T. Minicucci as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

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

Our Business

The business of the Company is carried out by three wholly owned subsidiaries, Med-Link USA, Inc., MedLink VPN, Inc. and K-Rad Konsulting, LLC as described below. The Company may seek other businesses to acquire in exchange for shares of its common stock.

Med-Link USA, Inc. and Med-Link VPN, Inc.

Med-Link USA, Inc. was incorporated in 1998 and MedLink VPN, Inc. was incorporated in 2003 to allow the Company to separately market and develop its MedLink VPN product. References to Med-Link herein, refer to both Med-Link USA and MedLink VPN. Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies.

The Acquisition of Med-Link

Effective January 1, 2002, the Company acquired all of the issued and outstanding stock of Med-Link USA, Inc., a privately held New York corporation pursuant to a Share Exchange Agreement dated December 28, 2001 (the "Agreement"). As a result of the share exchange, Med-Link is a wholly owned subsidiary of the Company.

As a result of the share exchange pursuant to the Agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link's four shareholders. In exchange, Med-Link's four shareholders delivered all of their issued and outstanding stock to the Company. On December 31, 2003, the preferred stock was cancelled by agreement with the former preferred holders in exchange for a general release from the Company. The 400 shares of preferred stock had, in the aggregate, the following characteristics:

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

The consideration paid for Med-Link's shares was determined by analysis and valuation by the Company's Board of Directors of Med-Link's financial condition and projected future cash flows and comparing it to (i) the market price and projected market price of the Company's common stock and (ii) the value of the preferred stock based on Med-Link's projected cash flows.

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

Med-Link's Business

Med-Link's products and services are as follows:

Answering Service

Med-Link's answering services can be used as a stand-alone service or with Med-Link's VPN. Trained personnel operate from a specially designed Medcall workstation. Each station is a part of a computer network, which is fully equipped with popup screens, relaying client information quickly. Computerized hunting with the click of the mouse allows for quicker accurate information routing to the client. Information can be sent from each station independently with ease via E-mail, fax, alpha paging, or by phone. Receiving information, processing it, and relaying it quickly from each station makes Med-Link accurate and fast.

Voice Mail

Voice Mail is integrated with Med-Link operator stations allowing the user multiple options. A completely automated system has multiple boxes for selections. A greeting may be set up professionally with day and night settings. User options include changing the greetings, call forwarding to live operators or to personal devices. With call forwarding clients can remain in constant contact with patients or others.

Virtual Private Network (VPN)

Med-Link's VPN is an internet based network which can be set up at a hospital to allow for remote access to medical records, schedules, calendars, test results, X-Rays, CAT Scans and other information. The MedLink VPN is based on a Netwolves Corporation WolfPac server, which provides data security compliant with Title II, Part C of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and a system for secure delivery of radiological images developed by Avreo, Inc., allowing for the delivery of radiological images without film. Avreo's software also allows for manipulation of radiological images and attachment to an image of an audio transcript file which can be e-mailed or archived together with the image. The MedLink VPN also incorporates FELIX streaming video technology, described below, allowing for remote viewing of procedures or delivery of continuing education or training materials by a hospital to its doctors and staff, and communications software allowing for secure messaging among hospital personnel.

MEDCALL123

Medcall is an internet message center developed for the Med-Link service users. It is designed to allow for real time viewing of the messages received by the Med-link operators. It is also designed to allow the user to check old messages as well as to check morning messages without having to use operator assistance.

MedLink Access

The Company obtained the rights to sell under its own name, as part of the Med-Link VPN, the following value added features pursuant to a June 4, 2003 agreement with Wildgate Wireless, Inc.: Automated Appointment Confirmation, Dictation and Transcription, Record-a-Call, Data Storage, Billing Solutions and Toll-free One Number and Unified Communications Solution which offers Call Blasting, EVoice (e-mail over the phone), One Button Call Back, and Event Notification. In addition, Wildgate Wireless is to provide the Medcall123 service with redundancy making the service more reliable

FELIX

Felix is a streaming video technology that loads its targeted content without the need for buffering. The Company has the exclusive right to use Film & Music Entertainment, Inc.'s FELIX streaming video system, for all medical related purposes. FELIX is a LINUX based technology which has been added to the Med-Link VPN for the transmission of medical oriented content, including video conferencing, medical procedures and hospital/practice announcements. The FELIX system is designed to transmit video and other large media files without the delays associated with video buffering. The Company plans to explore additional uses for FELIX including continuing medical education and providing customized and targeted healthcare information.

Pursuant to an agreement with Film & Music Entertainment, Inc. entered into in October, 2003, the Company paid a one-time fee of $20,000 for a 10 year license for FELIX and agreed to pay a $1.00 royalty for each use of FELIX.

Recent Business Developments

Currently, Med-Link has installed the Med-Link VPN at New Island Hospital in Bethpage, New York pursuant to a November 25, 2002 Telecommunications Service Agreement. Testing at that site has been completed and Med-Link has begun marketing the VPN and its other services to doctors and medical practices affiliated with New Island Hospital. In addition, Med-Link has begun demonstrating the VPN and other products at several hospitals in California.

During the fiscal year ended December 31, 2003, Med-Link focused its efforts and resources on the development, addition of value added resources, and implementation of the MedLink VPN™ (TM) through the Company's wholly owned subsidiary MedLink VPN, Inc.

The Company recently completed the installation of its Avreo, Inc.'s Digital Radiology Software at New Island Hospital in Bethpage, New York. New Island Hospital's radiologists can now use the MedLink VPN's web-based Picture Archiving and Communication System ("PACS") to distribute, archive, and retrieve approximately 45,000 of the more than 60,000 medical studies they generate each year, at a cost of $6.50 per study to the hospital, which is a considerable savings as compared to traditional radiology methods using film. MedLink's Web-based PACS technology allows for more efficient access to patients' current and prior studies on a secure HIPAA compliant network. In addition, radiologists and referring physicians will be able to securely access and diagnose patient images from inside the hospital or remotely through the MedLink VPN.

Other than New Island Hospital, Med-Link does not have any clients other than three clients using its answering service. However, the Company has deployed its VPN equipment in two medical practices which have close affiliations with two hospitals in Los Angeles county.

While Med-Link does not currently have any marketing staff, it relies on its Chief Executive Officer, Ray Vuono, and one commission based sales person in California to market its products and services. Depending upon the products and services ordered, Med-Link believes that the revenue to it per doctor will be between $200 and $300 per month from New Island Hospital doctors. However, there can be no assurance that a significant number of doctors will order Med-Link's products or services.

In addition to hospitals, Med-Link plans to start offering its products and services to radiology practices as well as smaller medical practices and individual doctors who may be able to use the MedLink VPN to work from home or remote locations.

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

Customer Dependence

Med-Link is in the early stages of its business development and is solely dependent on its one major customer, New Island Hospital. Med-Link believes that its future success will be dependent on it developing relationships with hospitals for access to their doctors. Without these relationships, Med-Link's business is unlikely to succeed.

Intellectual Property

Med-Link VPN, Inc. has trademarked the name MedLink VPN. Other than this trademark, Med-Link does not have any intellectual property.

Government Regulation

The only significant government regulation affecting Med-Link's business is HIPAA. HIPAA required the U.S. Department of Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. The goal of the standards adopted is to improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data interchange in health care, while protecting that information with a secure environment. These standards have been promulgated and must be followed by persons and companies which transmit health data.

Med-Link believes that its current products and services are HIPAA compliant and that its future products and services will be HIPAA compliant because it utilizes third-party solutions from NetWolves Corporation and Avreo, Inc. which it believes to be fully secure and HIPAA compliant. However, Med-Link has not received any independent conformation of such compliance. In the event that it is found not to be HIPAA complaint, we may be subject to lawsuits and regulatory liabilities and we would be unable to provide services in the medical community.

Employees

As of the date of this report, Med-Link does not have any employees, although services are provided to such company by the Company's employees. In December, 2002, Med-Link outsourced substantially all of its operations to save costs.

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

Currently, KKL, and its one employee, Konrad Kim, is engaged in providing services almost exclusively to Med-Link. Konrad Kim entered into an employment agreement with the Company on January 1, 2004 to provide services with respect to Med-Link and its VPN product. However, KKL may seek to market its services to other in the future.

Potential Future Acquisitions by the Company

The Company may seek, investigate, and if warranted, acquire interests in companies other than KKL and Med-Link in exchange for its common stock, and/or cash, to the extent cash is available. While the Company currently intends to search for businesses that have synergies with KKL and Med-Link, the Company may not restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

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

The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history, management resumes, financial information, available projections with related assumptions upon which they are based, an explanation of proprietary products and services, evidence of existing patents, trademarks or service marks or rights thereto, present and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates, relevant analysis of risks and competitive conditions, a financial plan of operation and estimated capital requirements, and other information deemed relevant. The Company may not be able to obtain audited financial statements prior to the closing of a transaction and therefore, the actual financial state of a business opportunity may be different than represented. However, the Company will endeavor to obtain audited financial statements prior to the closing of any transaction as well as contractual protection against any material changes not reflected in unaudited financial statements. The Company also will insure that if an acquired company would be considered to be a significant subsidiary of the Company, the audited financial statements of the acquired company that are required to be filed by the Company with the Securities and Exchange Commission in connection with such acquisition will be available for timely filing.

The Company's Competition

There is substantial competition in the acquisition of business opportunities by public companies. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

The Company's Employees

The Company currently has 4 full time employees and one consultant which it relies upon for its business.

Investment Considerations and Risk Factors

THE COMPANY HAS A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR CURRENT PROSPECTS

The Company was incorporated in July, 1977. The businesses the Company previously operated were liquidated in the late 1980s and early 1990s. The Company became a corporate shell in 1991 and remained a corporate shell through October 31, 2000. On October 31, the Company acquired KKL. KKL began doing business in February, 2000 and, to date, has had limited revenues. On January 1, 2002, the Company acquired Med-Link, which also had had limited revenues to date. Other than the acquisitions of K-Rad and Med-Link, our activities have been very limited.

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

WE ARE SUBJECT TO HIPAA AND THE FAILURE TO COMPLY WITH IT COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS

Med-Link is required to comply with HIPAA. While it has taken steps to do so, it has not sought independent verification of such compliance. If Med-Link is found not to be in compliance with HIPAA, it may be subject to lawsuits from its clients, as well as regulatory liability which would materially adversely affect its operations and business.

WE HAVE LIMITED RESOURCES AND LIMITED REVENUES

We have limited resources. At the present time, our only sources of revenues are KKL and Med-Link, neither of which has generated any significant revenues. In addition, there can be no assurance that we will obtain significant revenues through the acquisition of other companies or that the Company will be able to operate on a profitable basis.

The Company intends to avoid becoming an "Investment Company," under the Investment Company Act of 1940, as amended. Therefore, the Company intends to only invest in a manner which will not trigger Investment Company status. There can be no assurance that determinations the Company will ultimately make will allow it to avoid Investment Company status.

THE COMPANY'S AUDITED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 CONTAIN "GOING CONCERN" LANGUAGE

Our independent auditor prepared a report for the Company's financial statements for the year ended December 31, 2003. The report states we might not be able to continue as a going concern. A "going-concern" opinion indicates that the financial statements are prepared assuming the business will continue as a going-concern, but there can be no guarantee that it will continue as a going concern. The Company is addressing the going concern opinion with its business plan to seek profitable acquisition targets and by running the businesses it has already acquired.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE OUR BUSINESS PLAN

The Company has had limited revenues to date. The Company will be entirely dependent on its limited financial resources to seek additional acquisitions and run and grow the businesses of KKL and Med-Link. For this reason, the acquisitions of KKL and Med-Link were paid in common stock. There can be no assurance that other potential acquisition candidates will not require payment in cash. The Company cannot, therefore, ascertain, with any certainty, what will be the precise capital requirements for successful execution of its business plan. If the Company's limited resources prove insufficient to implement our plan, due, for example, to the size of the acquisition, the Company may have to seek additional financing. Even if the Company is successful in completing an acquisition, it may require additional financing for operations or our business growth.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY

There can be no assurance additional financing will be available on acceptable terms. It may not be available at all. Additional financing is likely to be necessary and if unavailable when needed, the Company may be have to abandon certain of its plans. Any failure to secure necessary, additional financing would have a material adverse effect on continued development and/or growth of the Company's businesses.

There are no current limitations on the Company's ability to borrow funds to increase the Company's capital to assist KKL or Med-Link or to effect acquisition(s). However, the Company's limited resources and lack of operating history will make it difficult to borrow funds. The amount and nature of the Company's borrowings will depend on, among other things, the Company's capital requirements, perceived ability to meet debt service on borrowings and prevailing financial market and economic conditions. There can be no assurance that debt financing, if sought, would be available on commercially acceptable terms, given the best interests of the Company's business. An inability to borrow funds to acquire companies or to generate funds for the Company's businesses could have a material, adverse effect on the Company's financial condition and future prospects. Even if debt financing is ultimately available, borrowings may subject the Company to risks associated with indebtedness. These risks would include, among other things, interest rate fluctuations and insufficiency of cash flow to pay principal and interest. If these risks were realized, they could lead to a default. Moreover, if a company the Company acquires already has borrowings, we might become liable for them.

THE COMPANY CURRENTLY DEPENDS UPON A LIMITED NUMBER OF EMPLOYEES

The Company's ability to successfully complete an acquisition depends on the efforts of the Company's two Directors and four Officers. One of the Company's Directors also serves as an, Officer. The Company has not obtained "key man" life insurance on any Officers or Directors. If the Company were to lose the services of any Officer or Director, this could have a material, adverse effect on our ability to achieve the Company's business objectives.

One of the Company's Officers, who also serves as a Director, Konrad Kim, is also President of KKL. Therefore, he has conflicts of interest in allocating management time between the Company and KKL. We will rely on Mr. Kim's and our other Officers' expertise.

ONE STOCKHOLDER AND OUR AFFILIATES CURRENTLY OWN A MAJORITY OF THE COMPANY'S COMMON STOCK

DDR, Ltd. owns approximately 26.32% of the Company's outstanding common stock, and, our affiliates, including DDR, beneficially own, including shares issuable upon exercise of outstanding options, a total of approximately 66.5% of our outstanding common stock. They therefore, together, have control over the outcome of all matters submitted to the stockholders for approval. This includes not only election of Directors, but also the decision whether to attempt to effect a merger or acquisition.

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

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION: AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING AN ACQUISITION OR OTHER TRANSACTION IN WHICH THE COMPANY ISSUES STOCK

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

The Company uses and intends to continue using stock and options, in lieu of cash, which presently is not available, to compensate its employees, consultants and third parties who provide services. Some employees, consultants or third parties have been and will be paid in cash, stock, options or other of our securities. This could result in a substantial, additional dilution to investors.

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

A DEFAULT JUDGMENT IN THE AMOUNT OF $148,900.66 HAS BEEN OBTAINED AGAINST THE COMPANY

On or about January, 2003, Citibank, N.A., as plaintiff, commenced an action against Med-Link, USA, Inc.. Dr. Michael Carvo, Med-Link's President, and another, in the Supreme Court of the State of New York, County of Suffolk. Plaintiff alleged that it was due a total of $138,814.01, plus interest, relating to two loans extended to Med-Link. On April 22, 2003, a default judgment was entered in favor of plaintiff in the amount of $148,900.66. While the Company has been advised that the judgment has been fully paid by the plaintiff's counsel, each defendant was jointly and severally liable and Med-Link did not receive a release upon payment of the judgment. Med-Link does not currently have funds available to pay the judgment. If Citibank execute the judgment against Med-Link, its financial condition and operations will be severely adversely affected.

Item 2. Description of Property

The Company currently utilizes office space located at 11 Oval Drive, Suite 200B, Islandia, N.Y. 11749. Its annual rental payments are $33,000 for 2004, $34,000 for 2005 and $20,000 for 2006. For the fiscal year ended December 31, 2003, the Company paid $13,865 in rent.

Item 3. Legal Proceedings

In or about January, 2003, Citibank, N.A., as plaintiff, commenced an action against Med-Link, USA, Inc.. Dr. Michael Carvo, Med-Link's President, and another, in the Supreme Court of the State of New York, County of Suffolk. Plaintiff alleged that it was due a total of $138,814.01, plus interest, relating to two loans extended to Med-Link. On April 22, 2003, a default judgment was entered in favor of plaintiff in the amount of $148,900.66, which has been paid, but for which each defendant is jointly and severally liable. Because Med-Link has not received a release from Citibank, Citbank could technically seek to execute the judgment against Med-Link.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003 to a vote of the security holders, through solicitation of proxies or otherwise.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common equity is quoted in the National Association of Securities Dealers over-the-counter Bulletin Board. The high and low sales prices of the Company's common stock for each quarter within the last two fiscal years are set forth below. On August 15, 2001, the Company's common stock was authorized for quotation on the over-the-counter Bulletin Board after being delisted in 2000. At most times during the last two fiscal years, trades in the Company's common stock were sporadic and therefore, published prices may not represent a liquid and active trading market which would be indicative of any meaningful market value.

		HIGH	LOW
1st Quarter 2002	-	1.01	.30
2nd Quarter 2002	-	.34	.09
3rd Quarter 2002	-	.09	.05
4th Quarter 2002	-	.08	.03
1st Quarter 2003	-	.19	.06
2nd Quarter 2003	-	.45	.09
3rd Quarter 2003	-	.80	.33
4th Quarter 2003	-	.76	.44
1st Quarter 2004	-	.75	.46

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the above quotations is Yahoo Finance.

As of December 31, 2003 there was one class of common equity held by approximately 1014 holders of record in addition to those who hold in street name.

No dividends have been declared by the Company during the last two fiscal years. There are no restrictions which affect or are likely to affect the Company's ability to pay dividends in the future.

Equity Compensation Plan Information

The following table contains information concerning the Company's only existing equity compensation plans which cover certain officers, employees and consultants. Each of the officers and consultants entered into an agreement with the Company for the provision of services which obligates the Company to pay option compensation.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	7,532,545 (2)		8,625,000 (3)
Total	7,532,545		8,625,000

(1) The Company entered into a consulting agreement with Munish K. Rametra as of October 1, 2001. Mr. Rametra resigned from the Company in June, 2003. Pursuant to the consulting agreement, Mr. Rametra agreed to perform the functions of a corporate general counsel to the Company by providing assistance to the Company in complying with applicable legal and regulatory requirements imposed by the federal securities laws and state law, assistance with structuring and administration of employee benefit arrangements, assistance in the preparation of, and review of all SEC filings, providing advice to the Company with respect to corporate governance issues, assistance in preparation and analysis of all contracts entered into in the ordinary course of the Company's business and providing assistance to the Company's outside counsel with respect to litigation or corporate matters as may be reasonably requested.

Pursuant to the consulting agreement, Mr. Rametra received 1,440,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent were issued on the eight month anniversary of the consulting agreement. At the time the consulting agreement was entered into, the common stock was trading at $.01 per share. Mr. Rametra also received an option to purchase 1,200,000 shares of common stock at $.02 which vested on the eight month anniversary of the Consulting Agreement.

The term of the consulting agreement with Mr. Rametra was twelve months. In the event that the Company wished to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $10,000 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.2 million shares of common stock at fair market value on October 1, 2002. The Company extended the agreement. Mr. Rametra has not exercised any options as of the date of this report.

The Company entered into a consulting agreement with Ray Vuono as of October 18, 2001. Pursuant to the consulting agreement, Mr. Vuono agreed to provide management consulting services to the Company. Specifically, the consulting agreement provides that Mr. Vuono has the following principal duties and responsibilities: providing assistance to the Company with respect to analysis of management performance and hiring and firing of management employees, assistance in the formulation of overall business strategies, assistance in the formulation of marketing and brand strategies, identification of strategic partners, assistance to subsidiaries in extending and reinforcing existing client relationships, and attracting new clients and identification of business inefficiencies and reports to management as to solutions for such inefficiencies.

Pursuant to the consulting agreement, Mr. Vuono received 1,380,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent were issued on the eight month anniversary of the consulting agreement. At the time the consulting agreement was entered into, the common stock was trading at $.02 per share. Mr. Vuono also received an option to purchase 1,200,000 shares of common stock at $.02 which vested on the eight month anniversary of the consulting agreement.

The term of the consulting agreement with Mr. Vuono was twelve months. In the event that the Company wished to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provided for the option to do so for compensation of (1) $5,750 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.2 million shares of common stock at fair market value on October 1, 2002. The Company extended the agreement. Mr. Vuono exercised 1,900,000 options as of the date of this report.

On January 1, 2004, the Company entered into an employment agreement with Mr. Vuono for him to serve as the Company's Chief Executive Officer. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Vuono is to receive 1,000,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 1,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Vuono is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

The Company entered into a consulting agreement with Jameson Rose as of October 1, 2001. Pursuant to the consulting agreement, Mr. Rose agreed to perform the functions of perform the functions of a Vice President of the Company. Specifically, Rose agreed to assist in managing the Company's business and the businesses of its subsidiaries, perform all necessary administrative functions in maintaining the Company, its businesses and records, manage the Company's internal financial reporting, assist the Company's outside auditors in their reviews and audits of the Company's financial statements and provide and other services which may be reasonably necessary to the Company or any Company subsidiary.

Pursuant to the consulting agreement, Mr. Rose was to receive up to 1,200,000 shares of common stock. Seventy-five percent of those shares were issued in November, 2001, and twenty five percent were issued on the eight month anniversary of the consulting agreement, unless it was terminated prior to that date. At the time the consulting agreement was entered into, the common stock was trading at $.01 per share. Mr. Rose also received an option to purchase 1,000,000 shares of common stock at $.02 which vested on the eight month anniversary of the consulting agreement.

The term of the consulting agreement with Mr. Rose was twelve months. In the event that the Company wished to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provided for the option to do so for compensation of (1) $2,000 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.0 million shares of common stock at fair market value on October 1, 2002. The agreement was extended.

On October 1, 2001, Mr. Rose received an option to purchase 500,000 shares of the Company's common stock at $.02 in consideration of his services as a Vice President of the Company. The option expires on October 1, 2004. Mr. Rose has not exercised any options as of the date of this report.

On January 1, 2004, the Company entered into an employment agreement with Mr. Rose for him to serve as the Company's Vice President and Controller. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Rose is to receive 500,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 500,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Rose is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

On October 1, 2001, the Konrad Kim received an option to purchase 500,000 of the Company's common stock at $.02 in consideration of his services as the Company's President and sole director. The option expires on October 1, 2004. Mr. Kim has not exercised any options as of the date of this report.

On January 1, 2004, the Company entered into an employment agreement with Mr. Kim for him to serve as the Company's Chief Technical Officer. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Kim is to receive 100,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 100,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Kim is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

On January 1, 2004, the Company entered into an employment agreement with Nilang Patel to serve as the Company's Chief Operating Officer. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Patel is to receive 400,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 400,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Patel is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

(2) Consists of the following number of options held by the following persons which were received pursuant to the agreements set forth above:

James Rose	2,732,545
Ray Vuono	1,500,000
Munish Rametra	2,400,000
Nilang Patel	400,000
Dr. Michael Carvo	0
Konrad Kim	500,000

7,532,545

(3) Consists of the following numbers of options and common stock which can be issued to the following persons in 2005 and 2006 pursuant to their employment agreements dated January 1, 2004:

	Common Stock		Options

	2005	2006	2005	2006
Ray Vuono	1,000,000	1,000,000	1,000,000	1,000,000
Jameson Rose	500,000	500,000	500,000	500,000
Konrad Kim	100,000	100,000	100,000	100,000
Nilang Patel	400,000	400,000	400,000	400,000

Totals	2,000,000	2,000,000	2,000,000	2,000,000

Also includes a total of 625,000 options to purchase the Company's common stock to be issued to Dr. Michael Carvo, Chairman of the Company's Board of Directors, in 2004 through 2006.

Recent Sales Unregistered Securities

In the past three fiscal years, the Company has sold the following securities without registration under the Securities Act of 1933, as amended (the "Act") in reliance on exemptions therefrom:

In November, 2001, the Company issued 1,080,000, 1,035,000 and 900,000 shares of restricted common stock to Munish Rametra, Ray Vuono and Jameson Rose, respectively, pursuant to the consulting agreements described above. The sales of common stock to Messrs. Rametra, Vuono and Rose were conducted pursuant to Section 4(2) of the Act in a private transaction on the grounds that each consultant made his own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

Pursuant to a December 3, 2001 agreement, the Company issued 50,000 shares of common stock to Steven Kaston for services to be provided as a finder. The sale of common stock to Mr. Kaston was conducted pursuant to Section 4(2) of the Act in a private transaction on the grounds that Mr. Kaston made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

Pursuant to a December 24, 2001 agreement, the Company issued 25,000 shares of common stock to Meredith Cagan for services to be provided in creating a business plan for the Company and assisting in possible future capital raises. The sale of stock to Ms. Cagan was conducted pursuant to Section 4(2) of the Act in a private transaction on the grounds that Ms. Cagan made her own investigation of the Company and had such knowledge and experience in financial and business matters that she was capable of understanding the risks involved in an investment in the Company's securities..

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

Pursuant to two December 21, 2001 Confidentiality and Non-Disparagement Agreements, the Company issued a total of 1,100,000 shares of common stock to former shareholders of Whyldweb Productions, Inc. and Earl E. Byrd Electronics Corp. with which the Company had previously entered into a share exchange agreement. The sale of stock to these shareholders was conducted pursuant to Section 4(2) of the Act in a private transaction on the grounds that each shareholder made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

Pursuant to a December 15, 2001 Assignment Agreement among the Company, Med-Link USA, Inc. and Dr. Michael Carvo, the Company issued 120,000 shares of common stock to Dr. Michael Carvo in exchange for the assignment of a debt owed by Med-Line USA, Inc. to Dr. Carvo in the amount of $30,000. The sale of stock to Dr. Carvo was conducted pursuant to Section 4(2) of the Act in a private transaction on the grounds that Dr. Carvo made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

Pursuant to a December 28, 2001 Share Exchange Agreement between the Company and Med-Link USA, Inc., effective January 1, 2002, the Company exchanged 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link USA, Inc.'s shareholders. In exchange, Med-Link USA, Inc.'s shareholders delivered all of their issued and outstanding stock to the Company. The Share Exchange was accomplished pursuant to Section 4(2) of the Act in a private transaction based on the Med-Link USA, Inc. shareholders investment representations.

Pursuant to a January 23, 2002 agreement, the Company acquired computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises in exchange for 2,000,000 shares of common stock. The sale of stock to Four J's Enterprises was accomplished pursuant to Section 4(2) of the Act in a private transaction based on Four J's Enterprises' investment representations.

In October through December, 2002, the Company issued a total of 1,294,272 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that Mr. Rametra, Mr. Vuono, and Mr. Rose made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

In December, 2002, Ray Vuono, a consultant to the Company, exercised a total of 1,147,389 stock options at $.02 per share. The issuance to Mr. Vuono was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Vuono made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

In January 2003, the Company issued a total of 184,896 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

In February, 2003, the Company issued a total of 211,312 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

In March, 2003, the Company issued a total of 246,528 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

In March, 2003, the Company issued 52,611 shares of common stock to Ray Vuono upon his exercise of options. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

In April, 2003, the Company issued a total of 246,528 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

On April 24, 2003, the Company issued 250,000 shares of its common stock to David Kafrissen for services relating to the development, programming and maintenance of the Med-Link VPN. The issuance was accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

In May, 2003, the Company issued a total of 92,449 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

In May, 2003, the Company issued 700,000 shares of common stock to Ray Vuono upon his exercise of options. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

In June, 2003, the Company issued a total 61,634 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

In June, 2003, the Company issued 121,608 shares of common stock to Jameson Rose upon his exercise of options. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

In July, 2003, the Company issued 5,209 shares of common stock to Jameson Rose as compensation pursuant to his employment agreement and issued 14,974 shares of common stock to Ray Vuono pursuant to his employment agreement. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

In July, 2003, the Company sold 3,000,000 shares of common stock to Cooper Station Funding Corp. for a total of $195,000. The stock was sold pursuant to a consulting agreement dated May 16, 2003 in which Cooper Station Funding Corp. agreed to assist the Company in marketing the Med-Link VPN by introducing prospective clients. In exchange, the Company agreed to issue common stock at a discount from the $0.16 trading price on May 16, 2003. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Cooper Station made its own investigation of the Company and had such knowledge and experience in financial and business matters that it was capable of understanding the risks involved in an investment in the Company's securities.

In August, 2003, the Company issued 500,000 shares of common stock to Cooper Station Funding Corp. that was sold to it in June, 2003 pursuant to the May 16, 2003 agreement above. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Cooper Station made its own investigation of the Company and had such knowledge and experience in financial and business matters that it was capable of understanding the risks involved in an investment in the Company's securities.

In August, 2003, the Company issued 3,290 shares of common stock to Jameson Rose as compensation pursuant to his employment agreement and issued 9,047 shares of common stock to Ray Vuono pursuant to his employment agreement. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

In September, 2003, the Company issued 4,546 shares of common stock to Jameson Rose as compensation pursuant to his employment agreement and issued 12,500 shares of common stock to Ray Vuono pursuant to his employment agreement. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

In October, 2003, the Company issued 145,000 shares of common stock to Jameson Rose upon his exercise of options. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

In November, 2003, the Company issued 493,378 shares of common stock to Dr. Michael Carvo in satisfaction of a loan from him to Med-Link in the amount of $222,021. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

In December, 2003, the Company issued 100,000 shares of common stock to Konrad Kim upon the exercise of options by him. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

Item 6. Management's Discussion and Analysis or Plan of Operation

BUSINESS OVERVIEW

The business of the Company is carried out by two wholly owned subsidiaries, Med-Link and KKL, as described above. The Company has also incorporated another wholly owned subsidiary, Med-Link VPN, Inc., through which it plans to market its Med-Link VPN product. The Company may seek other businesses to acquire in exchange for shares of its common stock that have synergies with its existing businesses.

The Company's principal product is the Med-Link VPN. The Med-LinkVPN is a virtual private network, set up to allow subscribing doctors to securely communicate with other doctors and to remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other information. The Med-Link VPN incorporates several third-party applications, including Netwolves Corporation's WolfPac Server, Avreo, Inc.'s radiology software, Film & Music Entertainment, Inc.'s FELIX streaming video system and Wildgate Wireless, Inc.'s messaging services. The Company also offers messaging and paging services in conjunction with the Med-Link VPN.

Currently, the Company has installed the Med-Link VPN only at New Island Hospital in Bethpage, New York, but believes that it now has a turnkey system which can be installed at other hospitals.

PLAN OF OPERATION

The Company believes the installation of the Medlink VPN PACS is the first major step in convincing the more than 700 physicians at New Island Hospital the benefits of being a subscriber to the MedLink VPN. In addition, the Company believes that physicians currently pay an average of over $1.00 a call for answering services with no additional benefits. The Company believes that the MedLink VPN can provide these same services with the added benefits of accessing patient information such as x-rays and CAT Scans at an average cost per call of $.65.

The Company has and will continue to use the Virtual Private Network that it has setup at New Island Hospital as its primary marketing tool with other hospitals across the country. The Company is currently in negotiations with two hospitals in the Los Angeles, California area for implementation of the Med-Link VPN.

Med-Link is currently marking the MedLink VPN based on a "no-cost" structure. This means that there is no cost to the hospital to install the system which is paid for through subscription fees collected from physicians and medical practices. While this strategy results in risk to the Company, the Company's management believes that the costs will be recouped quickly upon installation.

In late 2004, Med-Link also plans to offer the MedLink VPN to radiology groups and medical practices in addition to hospitals. MedLink has already had some interest from a radiology group that wishes to have complete HIPAA compliant connectivity without the use of costly point-to-point T1 lines which the Company believes can cost can cost over $240,000 a year. Med-Link believes that the Med-Link VPN can be utilized in a cost effective manner on an even smaller scale whereby a physician can have complete HIPAA compliant connectivity between his or her home and office.

While the MedLink VPN at New Island Hospital is currently fully operational, the Company has held back the in launching of its products and services there until May, 2004 to enable the Company to add further value added resources such as FELIX and Medlink Access and to fully complete all system testing for the new services.

The Company has also entered into an agreement with a co-location facility in order to facilitate to increased bandwidth it will require for the MedLink VPN and its services. This facility reduces the Company costs associated with delivering its services and offers 24/7 support.

FINANCIAL RESULTS

The Company's revenues from continuing operations for the fiscal year ended December 31, 2003 and 2002 were $14,375 and $148,877, respectively. The decrease in revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the Med-Link VPN at New Island Hospital and the discontinuation of services to customers who used only paging services.

Expenses for the fiscal year ended December 31, 2003 and 2002 were $989,189 and $872,283, primarily due to depreciation of computer equipment in those years of $407,353 and $379,164, respectively.

The Company had net losses of $(4,470,905) and $(733,404) in the fiscal years ended December 31, 2003 and 2002, respectively. The net loss for 2003 included a charge of $(3,496,881) for impairment of long-lived assets. The Company recorded a charge for the impairment of goodwill of $2,292,779 which resulted from a deterioration of future estimated cash flows anticipated from the Company's acquisition of Med-Link. In addition, the Company also recorded charges for the impairment of property, plant and equipment of $1,204,102, primarily related to the software and other related equipment acquired from Four J's Enterprises, which software and equipment was used in conjunction with the Med-Link VPN operations. The balance of the Company's net loss resulted primarily from the Company's commitment to install its Med-Link VPN at New Island Hospital at no cost to the hospital, without having yet received any revenues relating to the Med-Link VPN installed.

Liquidity and Capital Resources

At December 31, 2003, the Company had a working capital deficiency of $230,013. While the Company believes revenue that will be earned from the Med-Link VPN at New Island Hospital will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-K for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Item 7. Financial Statements

WESTERN MEDIA GROUP CORPORATION (A Development Stage Company) CONSOLIDATED FINANCIAL STATEMENTS INDEX
Item 7: Financial Statements
Independent Auditor's Report	1-2
Consolidated Balance Sheet at December 31, 2003	3
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 and for the period from February 10, 2000 through December 31, 2003	4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003 and 2002 and for the period from February 10, 2000 through December 31, 2003	5-8
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period from February 10, 2000 through December 31, 2003	9-10
Notes to Consolidated Financial Statements	11-32

INDEPENDENT AUDITOR'S REPORT
Board of Directors
Western Media Group Corporation
(A Development Stage Company)
Islandia, New York

We have audited the accompanying consolidated balance sheet of Western Media Group Corporation (a development stage company) and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Media Group Corporation (a development stage company) and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has minimal revenue, and is dependent upon certain stockholders and private placements or loans to provide necessary working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing these matters is described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Woodbury, New York
March 10, 2004

WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

Assets
Current assets:
Cash	$54,035
Accounts receivable	2,421
Total current assets	56,456
Office equipment (at cost), net of accumulated depreciation	36,886
Intangible asset (at cost), net of accumulated amortization	19,949
Security deposit	5,400
Liabilities and Stockholders' Deficiency in Assets	$ 118,691

Current liabilities:
Accounts payable and accrued expenses	$ 231,062
Loans payable
- related parties	9,499
- other	45,908
Total current liabilities	286,469

Stockholders' Deficiency in Assets:
Preferred stock undesignated 5,000,000 shares authorized 400 shares issued, subsequently rescinded Common stock $.001 par value; authorized 95,000,000 shares; issued 29,787,339 shares	29,787
Additional paid-in capital	6,656,129
Deficit accumulated during the development stage	(6,651,569)
Deferred charges	(145,125)
(110,778)
Treasury stock (100,000 shares) at cost	(57,000)
Total stockholders' deficiency in assets	(167,778)
Total liabilities and stockholders' deficiency in assets	$ 118,691

See accompanying notes to consolidated financial statements.
WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE PERIOD FROM FEBRUARY 10, 2000 TO DECEMBER 31, 2003

	Years ended December 31,		Period from February 10, 2000 to December 31,2003
	2003	2002
Sales	$ 14,375	$ 148,877	$ 324,207
Costs and expenses:
Operating and administrative	581,836	493,119	1,305,377
Depreciation	407,353	379,164	791,285
	989,189	872,283	2,096,662
Operating loss	(974,814)	(723,406)	(1,772,455)

Other income (expense):
Interest expense	-	(11,311)	(11,311)
Cost of aborted acquisition	-	-	(1,375,000)
Interest income	790	1,313	4,078
Loss on impairment of assets	(3,496,881)	-	(3,496,881)
	(3,496,091)	(9,998)	(4,879,114)
Net loss	$ (4,470,905)	$ (733,404)	$ (6,651,569)
Basic and diluted loss per share	$ (.17)	$ (.03)
Weighted average number of basic and diluted shares outstanding	26,551,920	21,164,423
See accompanying notes to consolidated financial statements.

WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Surplus (Deficit) During Development Stage	Subscription receivable	Treasury Stock	Total
	Number of Shares	Amount
Formation of KKL at inception (February 10, 2000)	-	$ -	$ 900	$ -	$ -	$ -	$ 900
Adjustment to reflect effective capitalization of KKL immediately preceding reverse acquisition	9,000,000	9,000	(900)	-	(8,100)	-	-
Shares deemed issued to reflect reverse acquisition of KKL	2,499,310	2,499	-	-	-	-	2,499
Net income - 2000	-	-	-	17,775	-	-	17,775
December 31, 2000	11,499,310	11,499	-	17,775	(8,100)	-	21,174
See accompanying notes to consolidated financial statements.

WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Common Stock		Additional Paid-In Capital	Surplus (Deficit) During Development Stage	Subscription receivable	Treasury Stock	Total
	Number of Shares	Amount
Balance brought forward	11,499,310	$11,499	$ -	$ 17,775	$ (8,100)	$ -	$ 21,174
Cash contributed by DDR	-	-	13,000	-	8,100	-	21,100
Shares issued in connection with assignment of indebtedness	120,000	120	29,880	-	-	-	30,000
Shares issued in connection with confidential and non-disparagement agreement related to aborted acquisition	1,100,000	1,100	1,373,900	-	-	-	1,375,000
Shares issued for cash consideration	75,000	75	13,925	-	-	-	14,000
Shares issued for consulting services	4,095,000	4,095	158,755	-	-	-	162,850
Imputed interest on officer /stockholder loan	-	-	947	-	-	-	947
Other	13	-	-	-	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	(1,465,035)	-	-	(1,465,035)
Less deferred charges	-	-	-	-	-	-	(134,075)
Balance at December 31, 2001	16,889,323	16,889	1,590,407	(1,447,260)	-	-	25,961

      See
accompanying notes to consolidated financial statements.

      WESTERN
MEDIA GROUP CORPORATION

      (A
Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Continued)

Common Stock

Additional Paid-In Capital

Surplus (Deficit) During Development Stage

Subscription receivable

Treasury Stock

         Total

Number of Shares
Amount

      Balance at
        December 31, 2001
(brought forward)
16,889,323
      $
16,889
      $
1,590,407
$(1,447,260)
      $
-
      $
-
$ 25,961

      Shares issued in
        connection
        with the Med-Link USA, Inc.
acquisition
2,000,000
2,000
2,098,000
-
-
-
2,100,000

      Shares issued in
        connection
        with Four J's fixed assets
acquisition
2,000,000
2,000
1,915,000
-
-
-
1,917,000

      Shares issued in
        connection
        with the exercise of
consultant's options
1,147,389
1,147
21,801
-
-
-
22,948

      Shares issued for
        consulting
services
1,294,272
1,294
51,956
-
-
-
53,250

      Net loss for the
        year ended
December 31, 2002
-
-
-
(733,404)
-
-
(733,404)

      Amortization of
        deferred
charges
-
-
-
-
-
-
134,075

      Balance at
December 31, 2002
23,330,984
23,330
5,677,164
(2,180,664)
-
-
3,519,830

      See
accompanying notes to consolidated financial statements.

      WESTERN
MEDIA GROUP CORPORATION

      (A
Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Continued)

Common Stock

Additional Paid-In Capital

Surplus (Deficit) During Development Stage

Subscription receivable

Treasury Stock

         Total

Number of Shares
Amount

    Balance at December
31, 2002 (brought forward)
23,330,984
$23,330
$5,677,164
$(2,180,664)
    $
-
$ -
$3,519,830

    Shares issued for
consulting and developmental services
1,342,911
1,343
524,657
-
-
-
526,000

    Shares issued in
      connection with the exercise of
consultants options
1,120,066
1,120
21,281
-
-
-
22,401

    Shares issued in
settlement of indebtedness to officer
493,378
494
221,527
-
-
-
222,021

    Shares sold at $.04
per share
500,000
500
19,500
-
-
-
20,000

    Shares sold at
$.065 per share
3,000,000
3,000
192,000
-
-
-
195,000

    Net loss for year
ended December 31, 2003
-
-
-
(4,470,905)
-
-
(4,470,905)

    Less deferred
charges
-
-
-
-
-
-
(145,125)

    Shares acquired
from an officer of the company
-
-
-
-
-
(57,000)
(57,000)

    Balance at December
31, 2003
29,787,339
$29,787
$6,656,129
$(6,651,569)
$ -
$(57,000)
$(167,778)

      See
accompanying notes to consolidated financial statements.

      WESTERN
MEDIA GROUP CORPORATION

      (A
Development Stage Company)

      CONSOLIDATED
STATEMENTS OF CASH FLOWS

For the years ended December 31,

Period from February 10, 2000 to December 31, 2003

2003
2002

Cash flows from operating activities:

Net loss
$(4,470,905)
$(733,404)
$(6,651,569)

Adjustments to reconcile net loss to cash flows used in operating activities:

Depreciation
407,353
379,164
791,285

Amortization of deferred charges
-
134,075
134,075

      Issuance of common shares for consulting and other
services rendered
380,875
53,250
1,837,900

Loss on impairment of assets
3,496,881
-
3,496,881

Imputed interest on officer's loan
-
-
947

Accounts receivable
3,632
13,788
17,420

Accrued expenses and other current liabilities
44,817
63,264
142,517

Other assets
(622)
-
(622)

Cash flows used in operating activities
(137,969)
(89,863)
(231,166)

Cash flows from investing activities:

Purchase of equipment
(38,590)
(2,147)
(59,099)

Purchase of intangible asset
(20,000)
-
(20,000)

Cash acquired in Med-Link acquisition
-
274
274

Investments in partnerships
-
-
(7,546)

Cash flows used in investing activities
(58,590)
(1,873)
(86,371)

Cash flows from financing activities:

Issuance of common stock
237,401
22,948
339,147

Repayment of bank loans
-
(47,333)
(47,333)

Proceeds from loan payable
-
45,908
45,908

Advances from officer/shareholder
11,059
65,816
32,372

Net cash flows provided by financing activities
248,460
87,339
370,094

Net increase (decrease) in cash
51,901
(4,397)
52,557

Cash - beginning of year
2,134
6,531
1,478

Cash - end of year
$ 54,035
$ 2,134
$ 54,035

      See
accompanying notes to consolidated financial statements.

      WESTERN
MEDIA GROUP CORPORATION

      (A
Development Stage Company)

      CONSOLIDATED
STATEMENTS OF CASH FLOWS (Continued)

For the years ended December 31,

Period from February 10, 2000 to December 31, 2003

2003
2002

Supplemental disclosures of cash flows information:

      Cash paid during the year for:

Interest
$ -
$ 11,300
$ 11,300

Income taxes
$ 5,600
$ 300
$ 5,900

Non-cash financing activities:
      Reference
is made to financial statements notes for certain non-cash financing activities.

      See
accompanying notes to consolidated financial statements.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

The Company was incorporated on July 26, 1977,
under the laws of the State of Minnesota. On November 17, 1988, the Company
changed its name to Western Media Group Corporation (formerly known as Ionic
Controls, Inc.)

The Company merged with KKL (a consulting
company) in a transaction commonly called a Reverse Acquisition. Management of
KKL assumed control of the company and the name Western Media Group Corporation
(the legal acquiror) was retained. The financial statements presented are those of KKL from its inception (February 10, 2000) and Western Media Group Corp. from the date of acquisition (October 31, 2000).

The business
of the Company is carried out by one of its wholly owned subsidiaries, Med-Link
USA, Inc. ("Med-Link") and by K-Rad Konsulting, LLC ("KKL"). The Company
also has three inactive subsidiaries, Western Media Acquisition Corp. (formerly
Western Media Sports Holdings, Inc.), Med-Link VPN (a company through which it plans to market its Med-Link VPN Product), and Western Media Publishing Corp.

On January 1, 2002, the Company acquired
Med-Link, a privately held New York corporation, pursuant to a share exchange agreement dated December 28, 2001.

Pursuant to
the Agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link's shareholders for all the issued and outstanding shares of Med-Link. The preferred shares had no measurable economic value and were canceled. The acquisition of Med-Link was accounted for under the purchase method of accounting, with resulting goodwill in the amount of $2,292,779.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Nature
        of Business (continued)

Med-Link was
incorporated in 1998. While it shares an office with the Company, substantially all of its operations have been outsourced. Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies. Some of the services and products which Med-Link provides are answering services, voice mail, a virtual private network ("VPN") and an internet message center. The Company is concentrating its efforts on the VPN, which it expects will be its principal business, as the VPN is still in the pre-revenue stage. The VPN is designed to allow physicians and other members of the medical community to contact other physicians, retrieve information from hospitals, and obtain insurance related information, such as claim status. The
VPN is also designed to provide information, such as overnight admissions, room assignment, operating room schedules and lab results. In November, 2003, the
Company began testing the VPN at New Island Hospital.

K-Rad provides computer network and software
systems, consulting, installation and maintenance services.

On October
31, 2000, the Company issued 9,000,000 shares of its common stock to DDR, Ltd. ("DDR")
in connection with certain transactions contemplated under a Consulting
Agreement dated October 11, 2000 and Acquisition Agreement dated October 27,
2000 (collectively the "DDR Agreements"). These shares were issue following a recapitalization of the Company in which the Company increased the number of authorized shares to 100,000,000 par value $0.001, consisting of 95,000,000 shares of common stock and 5,000,000 shares of stock undesignated as to series, rights, or preferences, and a one for ten reverse split in the issued and outstanding common shares. The recapitalization was approved at a meeting of the stockholders held on October 10, 2000.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Nature
        of Business (continued)

Under the
DDR Agreements, DDR agreed to provide consulting services to the Company over a period of one-year in connection with private and public financing, securities, broker and investor relations, and mergers and acquisitions, including the acquisition of K-Rad Konsulting, LLC, of Huntington, New York ("KKL") which was a wholly owned subsidiary of DDR. In consideration for such services, the
Company agreed to sell to DDR 9,000,000 post-reverse split shares for $900 and the acquisition of KKL.

The Company entered into a consulting agreement
with one of the former officers and consultants of DDR in October, 2001 (see
Note 11 (g)).

As of
December 31, 2003, DDR owns approximately 26% of the Company's outstanding common shares.

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
For tax reporting purposes, the Company uses accelerated methods of depreciation. Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to equipment are capitalized. At the time equipment is retired or otherwise disposed of, the cost and accumulated depreciation accounts are removed from the books and the gain or loss on such disposition is reflected in operations.

        Revenue Recognition

The Company recognizes revenue when services are
provided.

        Goodwill

Goodwill has been calculated at the fair market
value of the shares of common stock issued (on the purchase date) over the net assets of the company acquired.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Goodwill
        (continued)

The Company
evaluates their long-lived assets, and certain identifiable intangibles in accordance with the provisions of Statement of Financial Accounting Standards
No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets
and for Long-Lived Assets to be Disposed of", for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceed its fair value. In July 2001, the
Financial Accounting Standards Board ("FASB") issued Statement of Financial
Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible
Assets". SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. As such, no amortization of goodwill has been recorded for the years ended December 31, 2003 and 2002 in the accompanying financial statements. In August, 2001, the FASB issued Statement of Financial Accounting
Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal
of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal
of a Segment of a Business". The Company adopted SFAS 142 and 144 beginning
January 1, 2002. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. The Company recorded charges for the impairment of long-lived assets in the amount of $3,496,881 in 2003 (See Note 3).

Intangible assets that have finite useful lives
are amortized by the straight-line method over the remaining useful lives.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Estimates

The preparation of consolidated financial
statements in conformity with accounting principles generally accepted in the
United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents

The Company considers all highly liquid
investments with original maturity of three months or less when purchased to be cash equivalents.

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

At December 31, 2003, the Company deems no
allowances for doubtful accounts on its trade accounts receivable is necessary.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Deferred
        Income Taxes

Deferred
income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31,
2003.

The Company, as of December 31, 2003 had
available approximately $4,438,000 of net operating loss carry forwards to reduce future Federal income taxes. The Company has operating loss carry forwards which are due to expire from 2006 through 2018. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.

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
For the years ended December 31, 2003 and 2002, the weighted average number of shares outstanding used in the per share computation was 26,551,920 and
21,164,423, respectively.

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

 Accounting for
        Stock-Based Compensation

 In December, 2002, the FASB issued FAS No. 148,
        "Accounting for Stock-Based Compensation - Transition and
        Disclosure - an amendment of FASB Statement No. 123". FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation",
        to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in FAS No. 123, the Company has elected to apply Accounting Principles Board ("APB") No. 25,
        "Accounting for Stock Issued to Employees" and related
        interpretations in accounting for our stock based compensation plans.
        APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. The Company currently intends to continue to apply the provisions of APB No. 25. See Note 14 of the
        Consolidated Financial Statements.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Recently
        Issued Accounting Pronouncements

 FIN No. 45 - In November 2002, the FASB
        issued FASB Interpretation No. 45, "Guarantor's Accounting and
        Disclosure Requirements for Guarantees, Including Indirect Guarantees of
        Indebtedness of Others" ("FIN No. 45"). The initial
        recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. There was no impact on the Company's consolidated financial statements as a result of adopting FIN No. 45.

FIN No. 46
- In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15,
2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. Adoption of FIN No. 46 is not expected to have any impact on the Company's consolidated financial statements.

SFAS
        No. 149 - In April 2003, the FASB issued SFAS No. 149, "Amendment of
        Statement 133 on Derivative Instruments and Hedging Activities". SFAS
        No. 149 amends SFAS No. 133 for decisions made (1) as part of the
        Derivative Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Recent
        Issued Accounting Pronouncements (continued)

SFAS
        No. 150 - In May 2003, the FASB issued SFAS No. 150, "Accounting for
        Certain Financial Instruments with Characteristics of Both Liabilities and Equity", to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15,
        2003, except for certain provision which have been deferred. Adoptions of SFAS No. 150 had no impact and is not expected to have an impact on the Company's consolidated financial statements.

        NOTE 2 - GOING CONCERN

The accompanying financial statements have been
prepared in conformity with accounting principles generally accepted in the
United States of America which contemplate continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has minimal revenue. During the years ended December 31, 2003 and
2002, the Company incurred net losses of $4,470,905 and $733,404, respectively.
Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 2 - GOING CONCERN (continued)

concern.
The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising additional capital.

        NOTE 3 - CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of
long-lived assets based on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flows is less than book value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

In December
2003, the Company recorded total charges for the impairment of long-lived assets of $3,496,881. The Company recorded a charge for the impairment of goodwill of
$2,292,779 which resulted from a deterioration of future estimated cash flows anticipated from the Med-Link acquisition. In addition, the Company also recorded charges for the impairment of property, plant and equipment of
$1,204,102, primarily related to the software and other related equipment acquired from Four J's Enterprises (see Note 11 (d)), which software and equipment was used in conjunction with the Med-Link VPN operations.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 4 - OTHER INTANGIBLE ASSETS

In 2003, the Company entered into a License
Agreement with a company for the exclusive right to use their Linux-based real-time streaming video system. The system is designed to transmit video and other large media files without the delays associated with video buffering. The cost of the license of $20,000 is being amortized over the life of the License
Agreement (10 years).

        NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2003, a summary of property
and equipment and the estimated useful lives used in the computation of depreciation is as follows:

Estimated useful life (years)
Amount

Furniture and fixtures
5
$ 12,383

Leasehold improvements
3
10,423

Office equipment
5
2,372

Computer equipment and software
5
17,932

43,110

Less accumulated depreciation

6,224

$ 36,886

The Company determined that in 2003, there was an impairment of property and equipment and charged operations for such impairment aggregating $1,204,102 (See Note 3).

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE - BANKS

On
April 30, 2001, Med-Link entered into a five year $100,000 loan agreement with a bank. Payments in the amount of $2,064, with interest at the rate of 8.75% per annum were due monthly. In addition, in April 2001, Med-Link entered into a three year business credit loan agreement with a bank permitting the Company to borrow up to $100,000. Both loans were guaranteed by officers of Med-Link. In
July 2003, one of the officers of Med-Link repaid both loans aggregating
$148,901. (See Note 7 and Note 17).

NOTE 7 - LOAN PAYABLE - RELATED PARTIES

The
Company, as of December 31, 2003, has loans due to three of its consultants/shareholders in the amount of $9,499. These loans are payable on demand and are non-interest bearing.

In
November 2003, the Company issued 493,378 shares of its common stock in settlement of a loan due to an officer of Med-Link, in the amount of $222,021.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As
of December 31, 2003, accounts payable and accrued expenses consisted of the following:

Professional fees
$ 84,374

Telephone
50,107

Payroll taxes
41,876

Outside services
18,199

Sales tax payable
27,742

Miscellaneous
8,764

$231,062

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOAN PAYABLE - OTHER

As
of December 31, 2003, Western Media Group Corp. and Med-Link have loans due in the amount of $45,908 to a company that is owned by the family of a more than 5%
owner of Western Media Group Corp. This loan is non-interest bearing and is payable on demand.

NOTE 10 - DEFERRED CHARGES

Deferred
charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company’s common shares (See Note 11).
Such charges were being shown as a reduction of the Company’s shareholders’ equity in the accompanying Consolidated Statement of
Shareholders’ Equity (Deficit) and is being amortized over the period of the services rendered.

NOTE 11 - STOCKHOLDERS' EQUITY

a)
In November 2003, the Company issued 493,378 shares of its common stock to an officer of Med-Link in consideration of the loan outstanding to him, aggregating
$222,021. These shares were valued at the closing stock price of the
Company’s common shares on the date of the Agreement ($.45 per share).

b)
In July, 2003, the Company sold 3,000,000 shares of its common stock to Cooper
Station Funding Corp. for a total of $195,000. The stock was sold pursuant to a consulting agreement dated May 16, 2003, in which Cooper Station Funding Corp.
agreed to assist the Company in marketing and promoting the Med-Link VPN by introducing prospective clients. In exchange, the Company agreed to issue common stock at a price of not more than $.07 per share. At the time of the agreement, the trading price of the shares was approximately $.16 per share. The value of the difference between the option price and trading price of approximately $.09 per share aggregated $243,000, (net of a 10% discount for restrictions placed on such shares) has been allocated to the cost of the consulting services, which is to be rendered through May, 2004.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY (continued)

In
June, 2003 the Company sold 500,000 shares of its common stock to Cooper Station
Funding Corp. for $20,000, pursuant to the consulting agreement dated May 16,
2003 (see above). The value of the difference between the fair market value of the stock ($.36) on the date of the subscription agreement and the purchase price of the stock ($.04), less a 10% discount for restrictions placed on the shares issued, aggregated $144,000, has been allocated to the cost of consulting services, which are to be rendered through May 2004.

For
the year ended December 31, 2003, $241,875 has been charged to operations and the balance of $145,125 was charged to deferred charges in the accompanying balance sheet for the above-mentioned transactions.

c)
On April 24, 2003, the Company also issued 250,000 shares of its common stock for services relating to the development, programming and maintenance of the
Med-Link Virtual Private Network. These shares were valued at the closing stock price of the Company’s common shares on the date of the agreement ($.04).

d)
On January 23, 2002, the Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J’s Enterprises. The purchase price for the assets was 2,000,000 shares of the Company’s common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065), less a ten percent discount for restrictions placed on the shares issued.

e)
On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and outstanding shares of Med-Link. The shares were valued at the closing stock price of the Company’s common shares on the date of acquisition ($1.05). No value has been attributable to the 400 shares of preferred stock issued and the shares were subsequently canceled in 2004.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY (continued)

f)
In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company’s business plan. These shares were valued at the closing stock price of the Company’s common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued ($36,250) was charged to operations during the year ended
December 31, 2002.

g)
In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares issued for the agreed upon value of the services to be rendered, were based upon the available market price of the Company’s common shares ranging from $.02 to $.05. Of the total shares issuable, 75% were issued upon the approval of the agreements by the Company’s Board of Directors and the balance of the shares were subsequently issued.

Of
the total value of the aforementioned shares aggregating $126,600, $97,825 has been allocated, as of December 31, 2001, to deferred charges for services to be rendered and expensed in 2002.

In
addition, the aforementioned individual received options to purchase 3,400,000 common shares at an exercise price of $.02, which shares shall vest eight months after the commencement date of the agreement. The options expire in October,
2004. In December 2002, one of the individuals exercised his option to purchase
1,147,389 common shares at $0.02 per share.

In
2003, two consultants exercised 267,455 and 752,611 shares of their common share options, respectively, at $0.02 per share.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY (continued)

All
of the aforementioned consulting agreements provided for a one year extension at the Company’s option. Compensation during the extension period ranges from
$2,000 per month to $10,000 per month, payable in cash or in the Company’s common shares at a 20% discount to the prevailing market value on the last business day of each month, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002 ($.065). In connection therewith, 1,294,272 shares were issued for consulting services, which were valued at $53,250 during the fourth quarter of 2002. In 2003, the Company issued
1,092,911 shares of its common stock for consulting services, which were valued at $129,000. While the Company did not formally extend the agreement, the
Consultants continue to provide services to the Company.

h)
In October 2001, the Company granted stock options to two stockholders to purchase 1,000,000 shares (500,000 shares each) of the Company’s common stock, at an exercise price of $0.02. These stock options expire in October
2004. One of the stockholders exercised 100,000 of their options in December
2003.

i)
The following is a summary of the stock options outstanding for the years ended
December 31, 2003 and 2002.

2003
2002

Stock options outstanding, beginning of year
6,652,611
4,400,000

Stock options granted during the year

-
3,400,000

Stock options exercised during the year
(1,120,066)
(1,147,389)

Stock options canceled
-
-

      Stock options outstanding, end of
year
5,532,545
6,652,611

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - TREASURY STOCK

In
December 2003, the Company acquired 100,000 shares of its stock at $.57 per share (valued at the fair market value at date of acquisition) from an officer of the Company, the proceeds of which were used to offset the officer’s loan receivable to the Company in the amount of $56,437.

NOTE 13 - PREFERRED STOCK

The
holders of the Company’s preferred stock have the right to receive yearly payments in an amount which will not exceed the Available Dividend Amount, as defined. The decision to make annual payments to the preferred stockholder rests with the sole discretion of the Company’s Board of Directors, which determination will be made in February of each year. The declared payment will be paid on March 31 for the prior year then ended. The preferred shares are not transferable without the consent of the Company, except in the case of death of the stockholder, and carry no voting rights, liquidation preferences and other rights, except for the right to receive distributions disclosed above.

NOTE 14 - ACCOUNTING FOR STOCK-BASED COMPENSATION

FAS
No. 123, “Accounting for Stock-Based Compensation” defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the aware and is recognized over the service period, which is usually the vesting period. As provided for in FAS No. 123, the Company elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.
The following is a reconciliation had the Company adopted FAS No. 123.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

For the year ended December 31,

2003
2002

Net loss (as reported)
$ (4,470,905)
$ (733,404)

      Less: stock compensation costs, had all options been
recorded at fair value
-
321,250

Adjusted net loss
$ (4,470,905)
$ (1,054,654)

      Basic earnings per share (as
reported)
$ (.17)
$ (.03)

      Basic earnings per share (as
adjusted)
$ (.17)
$ (.05)

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
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - UNAUDITED QUARTERLY FINANCIAL DATA

The
following is a summary of unaudited quarterly operating results for the years ended December 31, 2003 and 2002:

Year Ended December 31, 2003

First Quarter
Second Quarter
Third Quarter
Fourth Quarter

Revenues
$ 9,662
$ 5,870
$ 5,025
$ (6,182)

Net loss
(160,518)
(206,101)
(254,348)
(3,849,938)

Loss per share
(.01)
(.01)
(.01)
(.14)

Year Ended December 31, 2003

First Quarter
Second Quarter
Third Quarter
Fourth Quarter

Revenues
$ 39,768
$ 45,337
$ 40,982
$ 22,790

Net loss
(183,760)
(210,078)
(160,811)
(178,755)

Loss per share
(.01)
(.01)
(.01)
-

The
fourth quarter of 2003 includes a charge for the loss impairment of assets in the amount of $3,496,881 (see Note 3)

NOTE 16 - COMMITMENTS AND CONTINGENCIES

In
September 2003, Med-Link entered into a service agreement with Netwolves
Technologies to jointly market Netwolves HIPA Infrastructure Solutions combined with Med-Link’s health care management applications. Under this agreement,
Med-Link, will offer Netwolves Technologies products and services through its virtual private network to ensure HIPAA compliancy to its doctors and the medical community.

On
June 3, 2003, the Company entered into a private label healthcare communications agreement with Wildgate Wireless, Inc. The agreement was entered to facilitate value-added services to be offered through Med-Link’s VPN.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)

In
May 2003, Med-Link entered into an agreement with Vested Health Care, a company which holds a licensing agreement with Avreo Inc., which will grant the Med-Link
VPN the opportunity to offer its client’s software that allows for the reading of MRI and CAT scans digitally.

In
November 2002, Med-Link entered into an answering service agreement with a company which will provide contact and/or call center and attendant support services for Med-Link as set forth in the agreement.

On
November 27, 2002, Med-Link entered into a telecommunications agreement with a hospital. Under the terms of the agreement, Med-Link will provide, among other things, the installation and implementation of a virtual private network
(“VPN”) for the hospital.

In
August 2003, the Company entered into a rental lease agreement in Islandia, New
York. The lease expires on July 31, 2006. The Company has the option to extend the lease for two additional years.

Minimum
annual lease commitments are as follows:

Year ended December 31

2004
$ 33,000

2005
34,000

2006
20,000

         Western  Media Group Corp.  and Med-Link are  delinquent  in filing their sales tax and payroll tax returns and New York State has filed a judgment against Med-Link.

WESTERN
MEDIA GROUP CORPORATION

(A
Development Stage Company)

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - LEGAL PROCEEDINGS

In
July 2003, an officer of Med-Link repaid loans outstanding to a bank in the amount of $148,901 (See Note 6). However, the original default judgment against
Med-Link and an officer of Med-Link has not been removed by the bank to date.
The Company’s counsel believes this to be a technicality, with no adjustments being reflected in the accompanying financial statements.

NOTE 18 - SUBSEQUENT EVENTS

In
January 2004, the Company entered into employment contracts with four individuals. Under the terms of the agreements, no cash compensation is provided for, various amounts of shares of the Company’s common stock was issued at the inception of the agreements, with options to purchase additional shares and, among other things, all the agreements had terms of five years.

Item 8. Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

As of April 1, 2004, an evaluation was performed under the supervision and with the participation of the Company's management for the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

           Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the Management of the Company have identified the following internal control deficiencies:

 1.  lack of segregation of duties relating to cash, receivables and safeguarding of assets; and

 2.  failure to file sales and payroll tax returns.

 The Company plans to take steps to address these deficiencies.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 1, 2004.

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

Name

Age

Position

Director or Officer Since

Ray Vuono

38

Chief Executive Officer and President

January 1, 2004

Konrad Kim

32

Director and President

October, 2000

Dr. Michael Carvo

51

Director and President of Med-Link, USA, Inc.

January 1, 2002

All Directors hold their positions for one year and until their successors are duly elected and qualified.  All officers hold their positions at the discretion of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Ray Vuono

Mr. Vuono served as a consultant to the Company from October  2001 until December 2003.  On January 1, 2004 Mr. Vuono was appointed Chief Executive Officer and President of the Company.  Mr. Vuono has also served as CEO of
RayvonVC, a private venture capital firm which invested and managed companies in various lines of business.  As part of his duties at
RayvonVC, Mr. Vuono served as President of National Support Systems a national insurance agency group, and while there helped in the conversion of agencies around the country to a more automated system of delivering insurance products.  Mr. Vuono has a Degree in Economics from the University of Calgary.

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

Significant Employees

Jameson Rose, Vice President (25)

  Mr. Rose has served as the Company's Vice President since September, 2001. Prior to joining the Company, Mr. Rose was a Vice President at Ambassador Capital Group, a company which assisted private companies in going public.
Mr. Rose has a degree in Financial Economics from Staffordshire University in the U.K.

Nilang Patel (25)

Nilang Patel joined Western Media Group in October 2003 as the Chief Operating Officer. He graduated New York University and received his bachelors degree in Computer Science. In 1999 he worked at Credit Suisse First Boston as a Trade Floor Analyst on the Fixed Income Derivatives and Swaps Desk. He then moved over to PricewaterHouseCoopers and Served there as a consultant in the Capital Markets Group. In 2002 he moved over to Carousel Foods of America in the role of Vice President/Logistics Manager.

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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 10. Executive Compensation

The following compensation was paid to the Company's Chief Executive Officer and other officers during the periods indicated:

SUMMARY COMPENSATION TABLE

Long Term Compensation

Annual Compensation

Awards

Payouts

Name and Principal Position

Year

Salary ($)

Bonus ($)

Other Annual Compensation ($)

Restricted Stock Award(s) ($)

Securities Underlying Options/SARs ($)

LTIP Payouts ($)

All Other Compensation ($)

Ray Vuono, CEO (1)

2003

$0

$0

374,505

0

2002

$0

$0

419,272

1,200,000

2001

$69,000

$69,000

1,035,000

1,200,000

Jameson Rose, Vice President (2)

2003

$0

$0

130,606

0

2002

$0

$0

300,000

1,500,000

2001

$24,000

$28,800

900,000

1,000,000

Konrad Kim, former President

2003

$0

$0

0

0

current CTO

2002

$39,738

$0

0

500,000

2001

$0

$0

0

Nilang Patel, COO

2003

$0

$0

0

0

(1)

Mr. Vuono did not receive any cash during the years ended December 31, 2003 or 2002, but did receive 374,505 and 419,272 shares of common stock as payment in those years, respectively, in lieu of cash.  Mr.
Vuono's stock compensation was based on a cash rate of $5,750 per month at a 20% discount to the prevailing market rate when paid.

(2)

Mr. Rose did not receive any cash during the year ended December 31, 2003 or 2002, but did receive 130,606 and 145,834 shares of common stock in those years, respectively, in lieu of cash.  Mr.
Rose's stock compensation was based on the rate of $2,000 per month at a 20% discount to the prevailing market rate when paid.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information furnished to the Company with respect to the beneficial ownership of our common stock by each executive officer and director named below, by all directors and executive officers as a group and by anyone know to the Company to beneficially own more than 5% of the
Company's securities, each as of March 31, 2004. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class

Name and Address of Beneficial Owner

Amount and Nature of Beneficial Ownership

Percent of Class

$.01 par value per share common

 4J's Enterprises
1215 Court North Drive
Melville, New York 11747

2,000,000

6.71%

$.001 par value per share common

 DDR, Ltd.
560 Broadhollow Road Suite 304
Melville, New York 11747

7,841,502

26.3%

$.01 par (1) value per share common

 Ray Vuono
11 Oval Drive, Suite 200B         Islandia, New York 11749

3,374,159

10.17%

$.001 par (2) value per share common

 Munish Rametra
 116 South Woods Rd
Woodbury, NY 11797

2,777,431

8.53%

$.001 par (3) value per share common

 Jameson Rose
11 Oval Drive, Suite 200B         Islandia, New York 11749

3,467,360

10.43%

 $.001 par (4) value per
share common

 Dr. Michael Carvo, Director
850 Hicksville Rd
Suite 110
Seaford, NY 11783

1,613,378

5.14%

$.001 par (5) value per share common

 Konrad Kim
11 Oval Drive, Suite 200B
Islandia, New York  11749

500,000

1.65%

All officers and directors as a group

9,845,093

30.29%

(1)

 Includes 500,000 shares issuable upon the exercise of options at $.02 per share granted pursuant to Mr.
Vuono's consulting agreement.

(2)

 Includes 2,400,000 shares issuable upon the exercise of options at $.02 per share granted pursuant to Mr.
Rametra's consulting agreement.

(3)

Includes 2,232,545 shares issuable upon exercise of options granted to Mr. Rose in October, 2001 and pursuant to his consulting agreement.

(4)

Includes an estimated 1,000,000 shares due to Dr. Carvo as a former shareholder of Med-Link from the 2,000,000 total Company shares paid to Med-Link shareholders upon its acquisition by the Company.  The Med-Link shareholders have not yet determined the final distribution of the shares received form the Company.

Item 12. Certain Relationships and Related Transactions

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
Carvo, delivered all of the issued and outstanding stock of Med-Link to the Company. The 400 shares of preferred stock were cancelled by agreement with the holders of the preferred stock on December 31, 2003.

The purchase price paid for Med-Link's shares was determined by analysis and valuation of Med-Link's financial condition and projected future cash flows and comparing it to
(i) the market price and projected market price of the Company's common stock and (ii) the value of the preferred stock based on Med-Link's projected cash flows.

In October through December, 2002, the Company issued a total of 1,294,272 shares of common stock to Munish
Rametra, Ray Vuono and Jameson Rose as compensation for services under their consulting agreements.

During the fiscal year ended December 31, 2003, the Company issued a total of 1,092,911 shares of common stock to Munish
Rametra, Ray Vuono and Jameson Rose and 821,608 options to purchase common stock to
Ray Vuono and Jameson Rose as compensation for services under their consulting agreements.

On March 29, 2001, the Company sold certain assets to Konrad Kim, the President of
KKL and, at the time, President of the Company and a Company Director, for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured on March 1, 2002 and was extended until March 1, 2003.  This note was collateralized by 100,000 restricted shares of the Company's common stock owned by Mr. Kim.  During the year ended December 31, 2001, the Company loaned an additional $37,528 to Mr. Kim. This loan is payable on demand and is non-interest bearing. Imputed interest has been computed on this loan at the rate of 7% per annum.

On December 19, 2003, Mr. Kim exercised 100,000 options and conveyed the stock received upon exercise to the Company in satisfaction of $56,965 remaining on the above notes.

In November, 2003, the Company issued 493,378 shares of common stock to Dr. Michael Carvo in satisfaction of a loan from him to Med-Link in the amount of $222,021.

Item 13.Exhibits and Reports on Form 8-K

The 400 preferred shares issued pursuant to the MedLink acquisition were cancelled as of December 21, 2003 by agreement with the preferred holders.  The holders of the Company's preferred stock had the right to receive yearly payments in an amount which will not exceed the Available Dividend Amount, as defined.

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

10.8

Telecommunications Services Agreement dated November 27, 2002 between New Island Hospital and Med-Link USA, Inc. (6)

10.9

Messaging Service Agreement made as of November 22, 2002 between Total Infosystems, Inc. and Med-Link USA, Inc. (6)

10.10

Employment Agreement between the Company and Ray Vuono dated January 1, 2004;

10.11

Employment Agreement between the Company and Jameson Rose dated January 1, 2004;

10.12

Employment Agreement between the Company and Nilang Patel dated January 1, 2004;

10.13

Employment Agreement between the Company and Konrad Kim dated January 1, 2004;

21.1

Subsidiaries of the Registrant

23.1

Consent of Independent Auditor

31.1

Certification of Ray Vuono pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2

Certification of Jameson Rose pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

      Item 14. Principal Accountant Fees and Services.

Farber, Blicht, Eyerman & Herzog, LLP ("FBEH") was the Company's principal accountant during the fiscal years ended December 31, 2003 and December 31, 2002. During those fiscal years, the Company incurred the following fees with FBEH for the following services:

2003
2002

Audit Fees *
$37,730
$27,827

Audited Related Fees

Tax Fees
3,900
4,700

                    All Other Fees
Out-of-Pocket Expenses

Total
$41,630
$32,527

      * "Audit  Fees"  include  fees  related  to the  audit  of the  Company's  annual financial statements  and  reviews  of  the  Company's   quarterly   financial statements.

 All services  provided by FBEH  during the fiscal years ended December 31, 2003 and December 31, 2002 were approved by management only.  The Company does not have an audit committee of its Board of Directors or any pre-approval policies or procedures for non-audit or other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MEDIA GROUP CORPORATION

By:

 /s/ Ray Vuono

Ray Vuono, Chief Executive Officer and President

Dated: April 14, 2004

By:

 /s/ Konrad Kim

Konrad Kim, President and Director

Dated: April 14, 2004

By:

 /s/         Dr. Michael Carvo

Director

Dated: April 14, 2004

By:

 /s/          Jameson Rose

Vice President and Principal Financial Officer

Dated: April 14, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

There were no annual reports to security holders covering the registrant's last fiscal year.  There were proxy no statements sent to any of the registrant's security holders with respect to any annual or other meeting of shareholders during the fiscal year ended December 31, 2003.