Form 10QSB
period 2004-03-31
WESTERN MEDIA GROUP CORP
filed 2004-05-24
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

                                   631-342-8800
                            -------------------------
                           (Issuer's telephone number)

                        69 Mall Drive, Commack, New York
       ------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {}

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company's stock transfer agent is Computershare, 12039 West Alameda Parkway Suite Z-2, Lakewood, Colorado 80228.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May ___, 2004 were 31,787,339 shares outstanding.

Transitional Small Business Format: Yes { } No {X}

Item 1.  Financial Statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX

  Part I:  Financial Statements

         Item 1:  Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2004 (unaudited)
                  and December 31, 2003 (audited)                         1 - 2

                  Consolidated Statements of Operations
                  for the three months ended March 31, 2004
                  and 2003 (unaudited) and for the period
                  from February 10, 2000 through
                  March 31, 2004 (unaudited)                              3

                  Consolidated Statements of Stockholders'
                  Equity (Deficit) for the three months
                  ended March 31, 2004 (unaudited) and for
                  the period from February 10, 2000 through
                  March 31, 2004 (unaudited)                              4 - 7

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2004 and 2003 (unaudited) for
                  the period from February 10, 2000 through March 31,
                  2004 (unaudited)                                        8 - 9

                  Notes to Consolidated Financial Statements             10 - 24

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                     Assets

                                                      March 31,  December 31,
                                                        2004        2003
                                                       --------   --------
                                                      (Unaudited)(Audited)
                                                       --------   --------
Current assets:
 Cash                                                  $ 11,609   $ 54,035
 Accounts receivable                                      2,421      2,421
                                                       --------   --------

     Total current assets                                14,030     56,456

Office equipment (at cost), net of
 accumulated depreciation of $8,711;
 $6,224 at December 31, 2003                             34,399     36,886

Intangible asset (at cost), net of
 accumulated amortization of $551;
 $51 at December 31, 2003                                19,449     19,949

Security deposit                                          5,400      5,400
                                                       --------   --------

                                                       $ 73,278   $118,691
                                                       ========   ========

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

               Liabilities and Stockholders' Deficiency in Assets

                                                      March 31,    December 31,
                                                        2004          2003
                                                     -----------    -----------
                                                      (Unaudited)    (Audited)
Current liabilities:
 Accounts payable and accrued expenses               $   267,296    $   231,062
 Loans payable - related parties                          27,640          9,499
               - other                                    45,908         45,908
                                                     -----------    -----------

     Total current liabilities                           340,844        286,469
                                                     -----------    -----------
Stockholders' Deficiency in Assets:
 Preferred stock undesignated
 5,000,000 shares authorized
 400 shares issued, subsequently rescinded
 Common stock $.001 par value;
   authorized 95,000,000 shares;
   issued 31,787,339 shares; 29,787,339
   at December 31, 2003                                   31,787         29,787
 Additional paid-in capital                            7,834,129      6,656,129
 Deficit accumulated during the development stage     (7,143,107)    (6,651,569)
 Deferred charges                                       (933,375)      (145,125)
                                                     -----------    -----------
                                                        (210,566)      (110,778)
Treasury stock (100,000 shares), at cost                 (57,000)       (57,000)
                                                     -----------    -----------

Total stockholders' deficiency in assets                (267,566)      (167,778)
                                                     -----------    -----------

Total liabilities and stockholders'
 deficiency in assets                                $    73,278    $   118,691
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
             AND THE PERIOD FROM FEBRUARY 10, 2000 TO MARCH 31, 2004

                                   (UNAUDITED)
                                                                   Period from
                                                                   February 10,
                                                                     2000 to
                                   Three months ended March 31,     March 31,
                                   ----------------------------    ------------
                                       2004            2003            2004
                                   ------------    ------------    ------------

Sales                              $         --    $      9,662    $    324,207
                                   ------------    ------------    ------------

Costs and expenses:
 Operating and
   administrative                       488,551          66,388       1,793,928
 Depreciation                             2,987         101,007         794,272
                                   ------------    ------------    ------------
                                        491,538         167,395       2,588,200
                                   ------------    ------------    ------------

Operating loss                         (491,538)       (157,733)     (2,263,993)
                                   ------------    ------------    ------------

Other income (expense):
 Cost of aborted acquisition                 --              --      (1,375,000)
 Interest expense                            --          (2,991)        (11,311)
 Interest income                             --             206           4,078
 Loss on impairment of assets                --              --      (3,496,881)
                                   ------------    ------------    ------------
                                             --          (2,785)     (4,879,114)
                                   ------------    ------------    ------------

Net loss                           $   (491,538)   $   (160,518)   $ (7,143,107)
                                   ============    ============    ============

Basic and diluted loss per share   $       (.02)   $       (.01)
                                   ============    ============

Weighted average number
 of basic and diluted
 shares outstanding                  31,687,339      23,524,978
                                   ============    ============

          See accompanying notes to consolidated financial statements.


                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                                                           Surplus
                                         Common Stock                     (Deficit)
                                  -----------------------   Additional     During
                                   Number of                Paid-In      Development  Subscription    Treasury
                                   Shares       Amount      Capital         Stage      receivable      Stock       Total
                                  ----------   ----------   ----------    ----------   ----------    ---------   ----------
Formation of KKL at
 inception (February 10, 2000)            --   $       --   $      900    $       --   $       --    $      --   $      900

Adjustment to reflect effective
 capitalization of KKL
 immediately preceding
 reverse acquisition               9,000,000        9,000         (900)           --       (8,100)          --           --

Shares deemed issued to
 reflect reverse
 acquisition of KKL                2,499,310        2,499           --            --           --           --        2,499

Net income - 2000                         --           --           --        17,775           --           --       17,775
                                  ----------   ----------   ----------    ----------   ----------   ----------   ----------

December 31, 2000                 11,499,310       11,499           --        17,775       (8,100)          --       21,174


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                   (Continued)

                                                                           Surplus
                                         Common Stock                     (Deficit)
                                  -----------------------   Additional     During
                                    Number of                Paid-In      Development  Subscription   Treasury
                                     Shares       Amount     Capital        Stage      receivable      Stock      Total
                                  ----------   ----------   ----------    ----------   ----------  ----------   ----------

Balance brought forward           11,499,310   $   11,499   $       --    $   17,775   $   (8,100)   $     --   $   21,174

Cash contributed by DDR                   --           --       13,000            --        8,100          --       21,100
Shares issued in connection
 with assignment of
 indebtedness                        120,000          120       29,880            --           --          --       30,000
Shares issued in connection
 with confidential and
 non-disparagement agreement
 related to aborted acquisition    1,100,000        1,100    1,373,900            --           --          --    1,375,000
Shares issued for cash
 consideration                        75,000           75       13,925            --           --          --       14,000
Shares issued for consulting
 services                          4,095,000        4,095      158,755            --           --          --      162,850
Imputed interest on officer/
 stockholder loan                         --           --          947            --           --          --          947
Other                                     13           --           --            --           --          --           --
Net loss for the year ended
 December 31, 2001                        --           --           --    (1,465,035)          --          --   (1,465,035)
Less deferred charges                     --           --           --            --           --          --     (134,075)
                                  ----------   ----------   ----------    ----------   ----------  ----------   ----------

Balance at December 31, 2001      16,889,323       16,889    1,590,407    (1,447,260)          --          --       25,961


          See accompanying notes to consolidated financial statements.


                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                   (Continued)

                                                                           Surplus
                                       Common Stock                       (Deficit)
                                  -----------------------   Additional     During
                                    Number of                Paid-In     Development   Subscription  Treasury
                                     Shares       Amount     Capital        Stage       receivable    Stock        Total
                                  ----------   ----------   ----------    ----------   ----------   ----------   ----------
Balance at December 31, 2001
  (brought forward)               16,889,323   $   16,889   $1,590,407    $(1,447,260) $       --    $      --   $   25,961

Shares issued in connection
 with the Med-Link
 USA, Inc. acquisition             2,000,000        2,000    2,098,000            --           --           --    2,100,000
Shares issued in connection
 with Four J's fixed assets
 acquisition                       2,000,000        2,000    1,915,000            --           --           --    1,917,000

Shares issued in connection
 with the exercise of
 consultant's options              1,147,389        1,147       21,801            --           --           --       22,948
Shares issued for consulting
 services                          1,294,272        1,294       51,956            --           --           --       53,250
Net loss for the year ended
 December 31, 2002                        --           --           --      (733,404)          --           --     (733,404)
Amortization of deferred charges          --           --           --            --           --           --      134,075
                                  ----------   ----------   ----------    ----------   ----------   ----------   ----------

Balance at December 31, 2002      23,330,984       23,330    5,677,164    (2,180,664)          --           --    3,519,830


          See accompanying notes to consolidated financial statements.



                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   (Continued)

                                                                           Surplus
                                       Common Stock                       (Deficit)
                                  -----------------------    Additional    During
                                    Number of                Paid-In     Development  Subscription    Treasury
                                     Shares       Amount     Capital        Stage      receivable      Stock       Total
                                  ----------   ----------   ----------    ----------   ----------    ----------  ----------

Balance at December 31, 2002
 (brought forward)                23,330,984   $   23,330   $5,677,164    $(2,180,664) $       --    $       --   $3,519,830
Shares issued for consulting
 and developmental services        1,342,911        1,343      524,657            --           --            --      526,000
Shares issued in connection
 with the exercise of
 consultants options               1,120,066        1,120       21,281            --           --            --       22,401
Shares issued in settlement
 of indebtedness to officer          493,378          494      221,527            --           --            --      222,021
Shares sold at $.04 per share        500,000          500       19,500            --           --            --       20,000
Shares sold at $.065 per share     3,000,000        3,000      192,000            --           --            --      195,000
Net loss for year ended
 December 31, 2003                        --           --           --    (4,470,905)          --            --   (4,470,905)
Less deferred charges                     --           --           --            --           --            --     (145,125)
Shares acquired from an
 officer of the company                   --           --           --            --           --       (57,000)     (57,000)
                                  ----------   ----------   ----------    ----------   ----------    ----------   ----------
Balance at December 31, 2003      29,787,339       29,787    6,656,129    (6,651,569)          --       (57,000)    (167,778)
Shares issued for employment
 services rendered and to be
 rendered                          2,000,000        2,000    1,178,000            --           --            --    1,180,000
Amortization of deferred charges          --           --           --            --           --            --       96,750
Less deferred charges                     --           --           --            --           --            --     (885,000)
Net loss for the three months
 ended March 31, 2004                     --           --           --      (491,538)          --            --     (491,538)
                                  ----------   ----------   ----------    ----------   ----------    ----------   ----------

Balance at March 31, 2004         31,787,339   $   31,787   $7,834,129    $(7,143,107) $       --    $  (57,000)  $ (267,566)
                                  ==========   ==========   ==========    ==========   ==========    ==========   ==========


                 See accompanying notes to financial statements.


                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       Period from
                                                 For the years         February 10,
                                                    ended                2000 to
                                                   March 31,             March 31,
                                          --------------------------    -----------
                                              2004          2003           2004
                                          -----------    -----------    -----------
Cash flows from operating activities:
 Net loss                                 $  (491,538)   $  (160,518)   $(7,143,107)
 Adjustments to reconcile net loss
  to cash flows used in operating
  activities:
    Depreciation                                2,987        101,007        794,272
    Amortization of deferred charges           96,750             --        230,825
    Issuance of common shares for
     consulting and other services rendered   295,000         53,250      2,132,900
    Loss on impairment of assets                   --             --      3,496,881
    Imputed interest on officer's loan             --             --            947
    Accounts receivable                            --             --         17,420
    Accrued expenses and other
      current liabilities                      36,234          3,785        178,751
    Other assets                                   --             --           (622)
                                          -----------    -----------    -----------

Cash flows used in operating activities       (60,567)        (2,476)      (291,733)
                                          -----------    -----------    -----------

Cash flows from investing activities:
 Purchase of equipment                             --             --        (59,099)
 Purchase of intangible asset                      --             --        (20,000)
 Cash acquired in Med-Link acquisition             --             --            274
 Investments in partnerships                       --             --         (7,546)
                                          -----------    -----------    -----------

Cash flows used in investing activities            --             --        (86,371)
                                          -----------    -----------    -----------

Cash flows from financing activities:
  Issuance of common stock                         --          1,053        339,147
  Repayment of bank loans                          --             --        (47,333)
  Proceeds from loan payable                       --             --         45,908
  Advances from officer/shareholder            18,141          2,630         50,513
                                          -----------    -----------    -----------

Net cash flows provided by financing
 activities                                    18,141          3,683        388,235
                                          -----------    -----------    -----------

Net increase (decrease) in cash               (42,426)         1,207         10,131
Cash - beginning of period                     54,035          2,134          1,478
                                          -----------    -----------    -----------

Cash - end of period                      $    11,609    $     3,341    $    11,609
                                          ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                             For the years         Period from
                                                 ended             February 10,
                                        -------------------------    2000 to
                                                March 31,            March 31,
                                           2004          2003          2004
                                        -----------   -----------   -----------
Supplemental disclosures of
 cash flows information:
  Cash paid during the year for:

Interest                                $        --   $        --   $    11,300
                                        ===========   ===========   ===========

Income taxes                            $     1,900   $        --   $     2,200
                                        ===========   ===========   ===========


Non-cash financing activities:
  Reference is made to financial statements notes for certain non-cash financing activities.


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheet, operating results, statements of stockholders' equity (deficit), and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10KSB for the year ended December 31, 2003.

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

      Pursuant to the Agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link's shareholders for all the issued and outstanding shares of Med-Link. The preferred shares had no measurable economic value and were canceled in 2004. The acquisition of Med-Link was accounted for under the purchase method of accounting, with resulting goodwill in the amount of $2,292,779.

      Med-Link was incorporated in 1998. While it shares an office with the Company, substantially all of its operations have been outsourced. Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies. Some of the services and products which Med-Link provides are answering services, voice mail, a virtual private network ("VPN") and an internet message center. The Company is concentrating its efforts on the VPN, which it expects will be its principal business, as the VPN is still in the pre-revenue stage. The VPN is designed to allow physicians and other members of the medical community to contact other physicians, retrieve information from hospitals, and obtain insurance related information, such as claim status. The VPN is also designed to provide information, such as overnight admissions, room assignment, operating room schedules and lab results. In November, 2003, the Company began testing the VPN at New Island Hospital. 11

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Nature of Business (continued)

      K-Rad provides computer network and software systems, consulting, installation and maintenance services.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

      Recently Issued Accounting Pronouncements

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

      Recently Issued Accounting Pronouncements (continued)

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and had no revenue during the first quarter of 2004. During the three months ended March 31, 2004 and 2003, the Company incurred net losses of $491,538 and $160,518, respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - OTHER INTANGIBLE ASSETS

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

      As of March 31, 2004, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                                     Estimated
                                                      useful
                                                    life (years)       Amount
                                                    -----------        -------
         Furniture and fixtures                          5             $12,383
         Leasehold improvements                          3              10,423
         Office equipment                                5               2,372
         Computer equipment and software                 5              17,932
                                                                       -------
                                                                        43,110
         Less accumulated depreciation                                   8,711
                                                                       -------

                                                                       $34,399
                                                                       =======

      The Company determined that in 2003, there was an impairment of property and equipment and charged operations for such impairment aggregating $1,204,102.

NOTE 5 - LOAN PAYABLE - RELATED PARTIES

      The Company, as of March 31, 2004, has loans due to three of its employees/shareholders in the amount of $27,640. These loans are payable on demand and are non-interest bearing.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      As of March 31, 2004, accounts payable and accrued expenses consisted of the following:

                Professional fees                                     $ 93,620
                Telephone                                               50,107
                Payroll taxes                                           63,062
                Outside services                                        20,031
                Sales tax payable                                       27,742
                Miscellaneous                                           12,734
                                                                      --------

                                                                      $267,296

NOTE 7 - LOAN PAYABLE - OTHER

         As of March 31, 2004, Western Media Group Corp. and Med-Link have loans due in the amount of $45,908 to a company that is owned by the family of a more than 5% owner of Western Media Group Corp. This loan is non-interest bearing and is payable on demand.

NOTE 8 - DEFERRED CHARGES

      Deferred charges represent consulting and employment services to be rendered, which was paid for by the issuances of the Company's common shares (See Note 9). Such charges were being shown as a reduction of the Company's shareholders' equity in the accompanying Consolidated Statement of Shareholders' Equity (Deficit) and is being amortized over the period of the services rendered.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY

      a) On January 1, 2004, the Company entered into Employment Agreement with four individuals. The individuals will serve as the Company's Chief Executive Officer, Vice President, Chief Technical Officer and Chief Operations Officer. The term of the Agreement is for three years and it provides for no cash compensation. Pursuant to the Agreement, the four employees are to receive a total of 2,000,000 shares of Company common stock on the first business day of each year of the term of the Agreement and an option to purchase 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three year term. The common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

      For the three months ended March 31, 2004, $295,000 was charged to operations and the balance of $885,000 was set up as a deferred charge in the accompanying balance sheet for the above-mentioned Employment Agreements.

      b) On January 16, 2004, the Company entered into two Consulting Agreements with two companies. Under the terms of the Agreements, the Company shall pay the consultant a fee in options (see Agreement for details) to purchase common stock of the Company at a price of $.05 cents for introducing hospitals and health care organizations who sign an agreement with the Company or Med-Link There has not been any signed agreements to date.

      c) In November 2003, the Company issued 493,378 shares of its common stock to an officer of Med-Link in consideration of the loan outstanding to him, aggregating $222,021. These shares were valued at the closing stock price of the Company's common shares on the date of the Agreement ($.45 per share).

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

      d) In July, 2003, the Company sold 3,000,000 shares of its common stock to Cooper Station Funding Corp. for a total of $195,000. The stock was sold pursuant to a consulting agreement dated May 16, 2003, in which Cooper Station Funding Corp. agreed to assist the Company in marketing and promoting the Med-Link VPN by introducing prospective clients. In exchange, the Company agreed to issue common stock at a price of not more than $.07 per share. At the time of the agreement, the trading price of the shares was approximately $.16 per share. The value of the difference between the option price and trading price of approximately $.09 per share aggregated $243,000, (net of a 10% discount for restrictions placed on such shares) has been allocated to the cost of the consulting services, which is to be rendered through May, 2004.

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

      For the three months ended March 31, 2004, $96,750 has been charged to operations and the balance of $48,375 is reflected in deferred charges in the accompanying balance sheet for the above-mentioned transactions.

      e) On April 24, 2003, the Company issued 250,000 shares of its common stock for services relating to the development, programming and maintenance of the Med-Link Virtual Private Network. These shares were valued at the closing stock price of the Company's common shares on the date of the agreement ($.04).

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

      f) On January 23, 2002, the Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises. The purchase price for the assets was 2,000,000 shares of the Company's common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065), less a ten percent discount for restrictions placed on the shares issued.

      g) On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and outstanding shares of Med-Link. The shares were valued at the closing stock price of the Company's common shares on the date of acquisition ($1.05). No value has been attributable to the 400 shares of preferred stock issued and the shares were subsequently canceled in 2004.

      h) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued ($36,250) was charged to operations in 2002.

      i) In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares issued for the agreed upon value of the services to be rendered, were based upon the available market price of the Company's common shares ranging from $.02 to $.05. Of the total shares issuable, 75% were issued upon the approval of the agreements by the Company's Board of Directors and the balance of the shares were subsequently issued.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

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

      All of the aforementioned consulting agreements provided for a one year extension at the Company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares at a 20% discount to the prevailing market value on the last business day of each month, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002 ($.065). In connection therewith, 1,294,272 shares were issued for consulting services, which were valued at $53,250 during the fourth quarter of 2002. In 2003, the Company issued 1,092,911 shares of its common stock for consulting services, which were valued at $129,000. On January 1, 2004, the Company entered into employment contracts with two of those consultants and two other individuals (see Note 9a).

      In October 2001, the Company granted stock options to two stockholders to purchase 1,000,000 shares (500,000 shares each) of the Company's common stock, at an exercise price of $0.02. These stock options expire in October 2004. One of the stockholders exercised 100,000 of their options in December 2003.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

      j) The following is a summary of the stock options outstanding for the three months ended March 31, 2004 and 2003.

                                                  2004                   2003
                                                ---------             ---------

Stock options outstanding, beginning of period  5,532,545             6,652,611
Stock options granted during the period         2,000,000                    --
Stock options exercised during the period              --               (52,611)
Stock options canceled                                 --                    --
                                                ---------             ---------

Stock options outstanding, end of period        7,532,545             6,600,000
                                                =========             =========

NOTE 10 - TREASURY STOCK

      In December 2003, the Company acquired 100,000 shares of its stock at $.57 per share (valued at the fair market value at date of acquisition) from an officer of the Company, the proceeds of which were used to offset the officer's loan receivable to the Company in the amount of $56,437.

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 11 - ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

                                                          Three months
                                                          ended March 31,
                                                   ----------------------------
                                                     2004               2003
                                                   ---------          ---------
Net loss (as reported)                             $(491,538)         $(160,518)

Less: stock compensation costs, had all
 options been recorded at fair value                  93,039                 --
                                                   ---------          ---------

Adjusted net loss                                  $(584,577)         $(160,518)
                                                   =========          =========

Basic earnings per share (as reported)             $    (.02)         $    (.01)
                                                   =========          =========

Basic earnings per share (as adjusted)             $    (.03)         $    (.01)
                                                   =========          =========

         The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        2004               2003
                                                   ---------          ---------
         Dividend yield                                 None               None
         Expected volatility                             100%               100%
         Risk-free interest rate                           3%                 3%
         Expected life (years)                             2                  3

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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

      Minimum annual lease commitments are as follows:

              Year ended March 31,
                2005                                                     33,300
                2006                                                     22,900
                2007                                                     23,400

      Western Media Group Corp. and Med-Link are delinquent in filing their sales tax and payroll tax returns and New York State has filed a judgment against Med-Link.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 13 - LEGAL PROCEEDINGS

      In July 2003, an officer of Med-Link repaid loans outstanding to a bank in the amount of $148,901. However, the original default judgment against Med-Link and an officer of Med-Link has not been removed by the bank to date. The Company's counsel believes this to be a technicality, with no adjustments being reflected in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

      The business of Western Media Group Corporation (the "Company") the Company is carried out by three wholly owned subsidiaries, Med-Link USA, Inc. ("Med-Link"), MedLinkVPN, Inc. ("MVPN") and K-Rad Konsulting, LLC ("KKL"). Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies. MVPN was incorporated in 2003 as a separate marketing company for Med-Link. References to Med-Link herein are to both Med-Link and MVPN.

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

      The Company's principal product is the MedLinkVPN. The MedLinkVPN is a virtual private network which allows subscribing doctors to securely communicate with other doctors and to remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other information. The MedLinkVPN incorporates several third-party applications, including Netwolves Corporation's WolfPac Server, Avreo, Inc.'s radiology software, Film & Music Entertainment, Inc.'s FELIX streaming video system and Wildgate Wireless, Inc.'s messaging services. The Company also offers messaging and paging services in conjunction with the MedLinkVPN.

      Currently, the Company has installed the MedLinkVPN at New Island Hospital in Bethpage, New York, and at locations in Beverly Hills, California as well as Santa Monica, California for test marketing. The Company believes that it has a turnkey system which can be installed at other hospitals and medical practices. The Company will offer its MedlinkVPN as a VPN platform for other networks related to healthcare and Social Services programs. The Company believes that the VPN market will continue to grow and more applications will be made available for the MedlinkVPN platform.

STATUS OF THE VPN AT NEW ISLAND HOSPITAL

      The VPN at New Island Hospital is currently fully operational. A diagnostic station has been set up by Med-Link for viewing MRIs, CAT Scans and other images via the VPN and additional viewing stations are to be added in the next several weeks. As of the date of this report, marketing activities at New Island Hospital have been undertaken and there are currently seven subscribers to the Med-Link VPN service.

PLAN OF OPERATION

      The Company believes the installation of the MedlinkVPN at New Island Hospital to be the first step in demonstrating the usefulness and scalability of the MedlinkVPN. Because of the various services provided through this secure connection to information hubs for physicians, i.e. the Hospitals and Labs and Radiology centers as well as other modalities in other locations, the MedlinkVPN can be customized for any particular discipline in the medical area.

      The Company has and will continue to use the Virtual Private Network that it has setup at New Island Hospital as its primary marketing tool with other hospitals across the country. The Company has also engaged five agents in the California area to market and service the Med-Link VPN product. The Company also plans to expand its operation in the New York area.

      Med-Link is currently marketing the MedLinkVPN based on a "user pay service" structure. This means that there is no cost to the hospital or institution to install the system which is paid for through subscription fees collected from physicians and medical practices that use the MedlinkVPN to access information from outside the hospital. While this strategy results in risk to the Company, the Company's management believes that the costs will be recouped quickly upon installation.

      MedLink has had some interest from a radiology group that wishes to have complete HIPAA compliant connectivity without the use of costly point-to-point T1 lines. Med-Link believes that the MedLinkVPN can be utilized in a cost effective manner on an even smaller scale whereby a physician can have complete HIPAA compliant connectivity between his or her home and office. The physician can also use the MedlinkVPN tunnel to access its existing practice management applications; this would require system integration and the work would be performed through KKL, creating another source of potential income to the Company.

RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the quarters ended March 31, 2004 and 2003 were $0 and $9,662, respectively. The decrease in revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the Med-Link VPN at New Island Hospital and the discontinuation of services to customers who used only paging services.

      Expenses for the quarters ended March 31, 2004 and 2003 were $491,538 and $167,395. The increase is primarily due to employment agreements entered into as of January 1, 2004.

      The Company had net losses of $(491,538) and $(160,518) in the quarters ended March 31, 2004 and March 31, 2003, respectively. The increase in net losses resulted primarily from the Company's commitment to install its Med-Link VPN at New Island Hospital at no cost to the hospital, without having yet received any revenues relating to the Med-Link VPN installed and the employment agreements entered into as of January 1, 2004.

Liquidity and Capital Resources

      At March 31, 2004, the Company had a working capital deficiency. While the Company believes revenue that will be earned from the Med-Link VPN at New Island Hospital will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

Critical Accounting Policies

      The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-KSB for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Item 3.  Controls and Procedures

      As of May 14, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and ice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

      Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and Vice President of the Company have identified the following internal control deficiencies:

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

      As of January 1, 2004, the Company entered into employment agreements with Ray Vuono, James Rose, Konrad Kim and Nilang Patel, pursuant to which the foregoing persons received an aggregate of 2,000,000 shares of common stock and 2,000,000 options to purchase common stock as compensation for 2004. The option exercise price is the fair market value of the common stock as of the date of the agreements. The issuances of common stock and options were accomplished in reliance upon Section 4(2) of the Act in private transactions.

Item 6.  Exhibits and Reports on Form 8-K

(a) Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.


SEC Ref. No.      Title of Document
------------      -----------------

21.1              List of Subsidiaries

31.1 Certification of Ray Vuono pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2 Certification of James Rose pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1              Certification of Ray Vuono Pursuant to 18 U.S.C. 1350;

32.2              Certification James Rose Pursuant to 18 U.S.C. 1350.

(b) The Company did not file any reports on Form 8-K for the quarter ended March 31, 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESTERN MEDIA GROUP CORPORATION


Date: May 24, 2004                          /s/ Ray Vuono
                                            -------------------------------
                                            By: Ray Vuono, CEO