Form 10QSB
period 2004-06-30
WESTERN MEDIA GROUP CORP
filed 2004-08-16
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________________

                           Commission File No. 2-71164

                         WESTERN MEDIA GROUP CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                         41-1311718
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  11 Oval Drive, Suite 200B, Islandia, NY 11749
                    (Address of principal executive offices)

                                  631-342-8800
                           (Issuer's telephone number)

                                 Not applicable
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 13, 2004 were 33,687,389 shares outstanding.

Transitional Small Business Format: Yes |_|  No |X|

Item 1.  Financial Statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX

     Consolidated Balance Sheets
     June 30, 2004 (unaudited)
     and December 31, 2003 (audited)                                       1 - 2

     Consolidated Statements of Operations for the three
     months and six months ended June 30, 2004 and 2003
     (unaudited) and for the period from February 10, 2000
     through June 30, 2004 (unaudited)                                         3

     Consolidated Statements of Stockholders' Equity
     (Deficit) for the six months ended June 30, 2004
     (unaudited) and for the period from February 10, 2000
     through
     June 30, 2004 (unaudited)                                             4 - 7

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 2004 and 2003 (unaudited) and
     for the period from February 10, 2000 through June
     30, 2004
     (unaudited)                                                           8 - 9

     Notes to Consolidated Financial Statements                          10 - 24

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                      June 30,      December 31,
                                                      --------      ------------
                                                         2004           2003
                                                         ----           ----
                                                      (Unaudited)    (Audited)

Current assets:
 Cash                                                $    464           $ 54,035
 Accounts receivable                                    1,120              2,421
                                                     --------           --------

     Total current assets                               1,584             56,456

Office equipment (at cost), net of
 accumulated depreciation of $11,445;
 $6,224 at December 31, 2003                           40,066             36,886

Intangible asset (at cost), net of
 accumulated amortization of $1,051;
 $51 at December 31, 2003                              18,949             19,949

Security deposit                                        5,400              5,400
                                                     --------           --------

                                                     $ 65,999           $118,691
                                                     ========           ========

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

               Liabilities and Stockholders' Deficiency in Assets


                                                    June 30,       December 31,
                                                    --------       ------------
                                                      2004              2003
                                                      ----              ----
                                                   (Unaudited)       (Audited)
Current liabilities:
 Accounts payable and accrued expenses             $296,569          $231,062
 Loans payable - related parties                     62,641             9,499
               - other                               45,908            45,908
                                                   --------          --------

     Total current liabilities                      405,118           286,469
                                                   --------          --------

Stockholders' Deficiency in Assets:
 Preferred stock undesignated
   5,000,000 shares authorized
   400 shares issued, rescinded in 2004
 Common stock $.001 par value;
   authorized 95,000,000 shares;
   issued 31,787,339 shares; 29,787,339
   at December 31, 2003                              31,787            29,787
 Additional paid-in capital                        7,834,129         6,656,129
 Deficit accumulated during the
   development stage                               (7,558,035)       (6,651,569)
 Deferred charges                                  (590,000)         (145,125)
                                                   --------          --------
                                                   (282,119)         (110,778)
Treasury stock (100,000 shares),
 at cost                                            (57,000)          (57,000)
                                                   --------          --------

Total stockholders' deficiency in assets           (339,119)         (167,778)
                                                   --------          --------

Total liabilities and stockholders'
 deficiency in assets                              $ 65,999          $118,691
                                                   ========          ========

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE PERIOD FROM FEBRUARY 10, 2000 TO JUNE 30, 2004 (UNAUDITED)

                                                                                            For the period from
                                For the three months ended       For the six months ended    February 10, 2000
                                         June 30,                         June 30,              to June 30,
                               ----------------------------    ----------------------------    ------------
                                   2004            2003            2004            2003            2004
                               ------------    ------------    ------------    ------------    ------------
Sales                          $          -    $      5,870    $          -    $     15,326    $    324,207
                               ------------    ------------    ------------    ------------    ------------

Costs and expenses:
Operating and
 Administrative                     411,694         108,154         900,245         174,336       2,205,622
 Depreciation and
   amortization                       3,234         101,007           6,221         202,014         797,506
                               ------------    ------------    ------------    ------------    ------------
                                    414,928         209,161         906,466         376,350       3,003,128
                               ------------    ------------    ------------    ------------    ------------

 Operating loss                    (414,928)       (203,291)       (906,466)       (361,024)     (2,678,921)
                               ------------    ------------    ------------    ------------    ------------

Other income (expense):
 Cost of aborted acquisition              -               -               -               -      (1,375,000)

 Interest expense                         -          (3,016)              -          (6,007)        (11,311)
 Interest income                          -             206               -             412           4,078

 Loss on impairment of
  Assets                                  -               -               -               -      (3,496,881)
                               ------------    ------------    ------------    ------------    ------------
                                          -          (2,810)              -          (5,595)     (4,879,114)
                               ------------    ------------    ------------    ------------    ------------

Net loss                       $   (414,928)   $   (206,101)       (906,466)   $   (366,619)   $ (7,558,035)
                               ============    ============    ============    ============    ============

Basic and diluted
 loss per share                $       (.01)   $       (.01)   $       (.03)   $       (.02)
                               ============    ============    ============    ============

Weighted average number
 of basic and diluted
 shares outstanding              31,687,339      24,738,124      31,687,339      24,131,552
                               ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)


                                                                          Surplus
                                        Common Stock                     (Deficit)
                                  -----------------------   Additional     During
                                   Number of                 Paid-In     Development  Subscription   Treasury
                                    Shares       Amount      Capital        Stage      Receivable      Stock     Total
                                  ----------   ----------   ----------   -----------  ------------    -------   ---------
Formation of KKL at
 inception (February 10, 2000)            --   $       --   $      900    $       --   $       --      $ --     $      900
                                  ----------   ----------   ----------    ----------   ----------      ----     ----------

Adjustment to reflect effective
 capitalization of KKL
 immediately preceding
 reverse acquisition               9,000,000        9,000         (900)           --       (8,100)       --             --

Shares deemed issued to
 reflect reverse
 acquisition of KKL                2,499,310        2,499           --            --           --        --          2,499

Net income - 2000                         --           --           --        17,775           --        --         17,775
                                  ----------   ----------   ----------    ----------   ----------      ----     ----------

December 31, 2000                 11,499,310       11,499           --        17,775       (8,100)       --         21,174

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                   (Continued)

                                                                             Surplus
                                         Common Stock                       (Deficit)
                                   ------------------------   Additional     During
                                    Number of                  Paid-In     Development    Subscription  Treasury
                                     Shares       Amount       Capital        Stage        Receivable     Stock      Total
                                   ----------   -----------   ---------     -----------   ------------- --------- -----------
Balance brought forward            11,499,310   $    11,499   $        --   $    17,775    $    (8,100)   $ --    $    21,174

Cash contributed by DDR                    --            --        13,000            --          8,100      --         21,100
Shares issued in connection
 with assignment of
 indebtedness                         120,000           120        29,880            --             --      --         30,000
Shares issued in connection
 with confidential and
 non-disparagement agreement
 related to aborted acquisition     1,100,000         1,100     1,373,900            --             --      --      1,375,000
Shares issued for cash
 consideration                         75,000            75        13,925            --             --      --         14,000
Shares issued for consulting
 services                           4,095,000         4,095       158,755            --             --      --        162,850
Imputed interest on officer/
 stockholder loan                          --            --           947            --             --      --            947
Other                                      13            --            --            --             --      --             --
Net loss for the year ended
 December 31, 2001                         --            --            --    (1,465,035)            --      --     (1,465,035)
Less deferred charges                      --            --            --            --             --      --       (134,075)
                                  -----------   -----------   -----------   -----------    -----------    ----    -----------

Balance at December 31, 2001       16,889,323        16,889     1,590,407    (1,447,260)            --      --         25,961

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                   (Continued)


                                                                                  Surplus
                                               Common Stock                      (Deficit)
                                        ------------------------   Additional      During
                                         Number of                  Paid-In      Development  Subscription   Treasury
                                          Shares       Amount       Capital         Stage      Receivable     Stock      Total
                                        ----------   -----------   -----------   -----------  ------------   --------  -----------
Balance at December 31, 2001
  (brought forward)                     16,889,323   $    16,889   $ 1,590,407   $(1,447,260)     $  --       $  --    $    25,961

Shares issued in connection with the
  Med-Link USA, Inc. acquisition         2,000,000         2,000     2,098,000            --         --          --      2,100,000
Shares issued in connection
 with Four J's fixed assets
 acquisition                             2,000,000         2,000     1,915,000            --         --          --      1,917,000

Shares issued in connection
 with the exercise of
 consultant's options                    1,147,389         1,147        21,801            --         --          --         22,948
Shares issued for consulting
 services                                1,294,272         1,294        51,956            --         --          --         53,250
Net loss for the year ended
 December 31, 2002                              --            --            --      (733,404)        --          --       (733,404)
Amortization of deferred
 charges                                        --            --            --            --         --          --        134,075
                                       -----------   -----------   -----------   -----------      -----       -----    -----------

Balance at December 31, 2002            23,330,984        23,330     5,677,164    (2,180,664)        --          --      3,519,830

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   (Continued)

                                                                              Surplus
                                         Common Stock                        (Deficit)
                                   -------------------------   Additional      During
                                    Number of                   Paid-In      Development  Subscription   Treasury
                                     Shares         Amount       Capital        Stage      Receivable      Stock          Total
                                   -----------   -----------   -----------   -----------   -----------  -----------    -----------
Balance at December 31, 2002
 (brought forward)                  23,330,984   $    23,330   $ 5,677,164   $(2,180,664)   $ --         $        --    $ 3,519,830
Shares issued for consulting
 and developmental services          1,342,911         1,343       524,657            --      --                  --        526,000
Shares issued in connection
 with the exercise of
 consultants options                 1,120,066         1,120        21,281            --      --                  --         22,401
Shares issued in settlement
 of indebtedness to officer            493,378           494       221,527            --      --                  --        222,021
Shares sold at $.04 per share          500,000           500        19,500            --      --                  --         20,000
Shares sold at $.065 per share       3,000,000         3,000       192,000            --      --                  --        195,000
Net loss for year ended
 December 31, 2003                          --            --            --    (4,470,905)     --                  --     (4,470,905)
Shares acquired from an
 officer of the company                     --            --            --            --                          --        (57,000)
Less deferred charges                       --            --            --            --      --                  --       (145,125)
                                   -----------   -----------   -----------   -----------    ----         -----------    -----------

Balance at December 31, 2003        29,787,339        29,787     6,656,129    (6,651,569)     --             (57,000)      (167,778)
Shares issued for employment
 services rendered and to be
 rendered                            2,000,000         2,000     1,178,000            --      --                  --      1,180,000
Amortization of deferred charges            --            --            --            --      --                  --        145,125
Net loss for the six months
 ended June 30, 2004                        --            --            --      (906,466)     --                  --       (906,466)
Less deferred charges                       --            --            --            --      --                  --       (590,000)
                                   -----------   -----------   -----------   -----------    ----         -----------    -----------

Balance at June 30, 2004            31,787,339   $    31,787   $ 7,834,129   $(7,558,035)   $ --         $   (57,000)   $  (339,119)
                                   ===========   ===========   ===========   ===========    ====         ===========    ===========

                 See accompanying notes to financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        Period from
                                               For the six months       February 10,
                                                     ended                2000 to
                                                    June 30,              June 30,
                                          ---------------------------   ------------
                                               2004         2003            2004
                                               ----         ----            ----
Cash flows from operating activities:
 Net loss                                 $  (906,466)   $  (366,619)   $(7,558,035)
 Adjustments to reconcile net loss
  to cash flows used in operating
  activities:
    Depreciation and amortization               6,221        202,014        797,506
    Amortization of deferred charges          145,125             --        279,200
    Issuance of common shares for
     consulting and other services
     rendered                                 590,000        116,500      2,427,900
    Loss on impairment of assets                   --             --      3,496,881
    Imputed interest on officer's loan             --             --            947
    Accounts receivable                         1,301         (1,814)        18,721
    Accrued expenses and other
      current liabilities                      65,507         12,769        208,024
    Other assets                                   --             --           (622)
                                          -----------    -----------    -----------

Cash flows used in operating
 activities                                   (98,312)       (37,150)      (329,478)
                                          -----------    -----------    -----------

Cash flows from investing activities:
 Purchase of equipment                         (8,401)            --        (67,500)
 Purchase of intangible asset                      --             --        (20,000)
 Cash acquired in Med-Link acquisition             --             --            274
 Investments in partnerships                       --             --         (7,546)
                                          -----------    -----------    -----------

Cash flows used in investing activities        (8,401)            --        (94,772)
                                          -----------    -----------    -----------

Cash flows from financing activities:
  Issuance of common stock                         --         37,484        339,147
  Repayment of bank loans                          --             --        (47,333)
  Proceeds from loan payable                       --             --         45,908
  Advances from officer/shareholder            53,142          2,664         85,514
                                          -----------    -----------    -----------

Net cash flows provided by financing
 activities                                    53,142         40,148        423,236
                                          -----------    -----------    -----------

Net increase (decrease) in cash               (53,571)         2,998         (1,014)
Cash - beginning of period                     54,035          2,134          1,478
                                          -----------    -----------    -----------

Cash - end of period                      $       464    $     5,132    $       464
                                          ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                                            Period from
                                                       For the six months   February 10
                                                             ended           2000 to
                                                             June 30,        June 30,
                                                      -----------------------------------
                                                         2004        2003      2004
                                                         ----        ----      ----
Supplemental disclosures of cash flows information:
  Cash paid during the year for:
    Interest                                          $        --   $   --   $11,300
                                                      ===========   ======   =======

    Income taxes                                      $     1,900   $   --   $ 2,200
                                                      ===========   ======   =======

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

            Pursuant to the Agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link's shareholders for all the issued and outstanding shares of Med-Link. The preferred shares had no measurable economic value and were canceled in 2004 effective December 29, 2003. The acquisition of Med-Link was accounted for under the purchase method of accounting, resulting in the recording of goodwill in the amount of $2,292,779. In December 2003, management determined that there was an impairment of the aforementioned goodwill and wrote it off.

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

      Recently Issued Accounting Pronouncements

            FIN No. 46 - In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. Adoption of FIN No. 46 did not have any impact on the Company's consolidated financial statements.

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and had no revenue in 2004. During the three months ended June 30, 2004 and 2003, the Company incurred net losses of $414,928 and $206,101, respectively. During the six months ended June 30, 2004 and 2003, the Company incurred net losses of $906,466 and $366,619, respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - INTANGIBLE ASSETS

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

         As of June 30, 2004, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                                 Estimated
                                                  useful
                                                life (years)             Amount

Furniture and fixtures                                  5                $12,383
Leasehold improvements                                  3                 10,423
Office equipment                                        5                 10,773
Computer equipment and software                         5                 17,932
                                                                         -------
                                                                          51,511
Less accumulated depreciation                                             11,445
                                                                         -------
                                                                         $40,066
                                                                         =======

      The Company determined that in 2003, there was an impairment of property and equipment and charged operations for such impairment aggregating $1,204,102.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      As of June 30, 2004, accounts payable and accrued expenses consisted of the following:

 Professional fees                           $ 99,628
 Telephone                                     50,107
 Payroll taxes                                 84,248
 Outside services                              13,199
 Sales tax payable                             27,742
 Miscellaneous                                 21,645
                                             --------
                                             $296,569
                                             ========

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 6 - LOAN PAYABLE - RELATED PARTIES

      The Company, as of June 30, 2004, has loans due to three of its employees/shareholders in the amount of $62,641. These loans are payable on demand and are non-interest bearing.

NOTE 7 - LOAN PAYABLE - OTHER

      As of June 30, 2004, Western Media Group Corp. and Med-Link have loans due in the amount of $45,908 to a company that is owned by the family of a less than 5% owner of Western Media Group Corp. This loan is non-interest bearing and is payable on demand.

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY

      a) On January 1, 2004, the Company entered into Employment Agreements with four individuals to serve as the Company's Chief Executive Officer, Vice President, Chief Technical Officer and Chief Operations Officer, respectively. The term of the Agreements are from three to five years and provides for no cash compensation, however, the four employees are to receive each year a total of 2,000,000 shares of Company common stock on the first business day of each year of the term of the Agreement and an option to purchase each year 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

            For the three months and six months ended June 30, 2004 $295,000 and $590,000, was charged to operations and the balance of $590,000 (as of June 30, 2004) was recorded as a deferred charge in the accompanying balance sheet for the above-mentioned Employment Agreements.

      b) On January 16, 2004, the Company entered into two Consulting Agreements with two companies. Under the terms of the Agreements, the Company will compensate the consultants with options ranging from 250,000 to 500,000 options for introducing the Company to hospitals and health care organizations who ultimately sign agreements for the Company's services with the Company or Med-Link. The options will be exercisable at $.05 per share. No agreements have been signed to date.

      c) In November 2003, the Company issued 493,378 shares of its common stock to an officer of Med-Link in payment of the loan outstanding to him, aggregating $222,021. These shares were valued at the closing stock price of the Company's common shares on the date of the Agreement ($.45 per share).

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

      d) In July, 2003, the Company sold 3,000,000 shares of its common stock to Cooper Station Funding Corp. for a total of $195,000. The stock was sold pursuant to a consulting agreement dated May 16, 2003, (expiring in May 2004) in which Cooper Station Funding Corp. agreed to assist the Company in marketing and promoting the Med-Link VPN by introducing prospective clients. In exchange, the Company agreed to issue common stock at a price of not more than $.07 per share. At the time of the agreement, the trading price of the shares was approximately $.16 per share. The value of the difference between the option price and trading price of approximately $.09 per share aggregated $243,000, (net of a 10% discount for restrictions placed on such shares) has been allocated to the cost of the consulting services, which were rendered through May, 2004.

            In June, 2003 the Company sold 500,000 shares of its common stock to Cooper Station Funding Corp. for $20,000, pursuant to the aforementioned consulting agreement dated May 16, 2003. The value of the difference between the fair market value of the stock ($.36) on the date of the subscription agreement and the purchase price of the stock ($.04), less a 10% discount for restrictions placed on the shares issued, aggregated $144,000, has been allocated to the cost of consulting services.

            For the three months and six months ended June 30, 2004, $48,375 and $145,125 has been charged to operations for the above-mentioned transactions.

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

      g) On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and outstanding shares of Med-Link. The shares were valued at the closing stock price of the Company's common shares on the date of acquisition ($1.05). No value has been attributable to the 400 shares of preferred stock issued and the shares were subsequently canceled in 2004 effective December 29, 2003.

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

            In addition, the aforementioned individual received options to purchase 3,400,000 common shares at an exercise price of $.02, which shares vested eight months after the commencement date of the agreement. The options expire in October, 2004. In December 2002, one of the individuals exercised his option to purchase 1,147,389 common shares at $0.02 per share.

            In 2003, two consultants exercised 267,455 and 752,611 shares of their common share options, respectively, at $0.02 per share. In 2004, no options were exercised.

            All of the aforementioned consulting agreements provided for a one year extension at the Company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares at a 20% discount to the prevailing market value on the last business day of each month, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002 ($.065). In connection therewith, 1,294,272 shares were issued for consulting services, which were valued at $53,250 during the fourth quarter of 2002. In 2003, the Company issued 1,092,911 shares of its common stock for consulting services, which were valued at $129,000. On January 1, 2004, the Company entered into employment contracts with two of the aforementioned consultants and two other individuals (see Note
9a).

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

      j) The following is a summary of the stock options outstanding during the six months ended June 30, 2004 and 2003.

                                                          2004         2003
Stock options outstanding, beginning
 of period                                             5,532,545      6,652,611
Stock options granted during the period                2,000,000             --
Stock options exercised during the period                     --       (874,219)
Stock options canceled                                        --             --
                                                      ----------     ----------

Stock options outstanding, end of period               7,532,545      5,778,392
                                                      ==========     ==========

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 11 - ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

                                          Three months                  Six months
                                         ended June 30,               ended June 30,
                                  --------------------------    --------------------------
                                      2004           2003            2004           2003
                                      ----           ----            ----           ----
Net loss (as reported)            $  (414,928)   $  (206,101)   $  (906,466)   $  (366,619)

Adjusted for stock compensation
 costs, had all options been
 recorded at fair value              (133,000)            --       (266,000)            --
                                  -----------    -----------    -----------    -----------

Adjusted net loss                 $  (547,928)   $  (206,101)   $(1,172,466)   $  (366,619)
                                  ===========    ===========    ===========    ===========
Basic earnings per share
 (as reported)                    $      (.01)   $      (.01)   $      (.03)   $      (.02)
                                  ===========    ===========    ===========    ===========

Basic earnings per share
 (as adjusted)                    $      (.02)   $      (.01)   $      (.04)   $      (.02)
                                  ===========    ===========    ===========    ===========

      The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                2004                  2003
                                                ----                  ----
         Dividend yield                         None                  None
         Expected volatility                    100%                  100%
         Risk-free interest rate                  3%                    3%
         Expected life (years)                    10                     3

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

      Minimum annual lease commitments are as follows:

         Year ended June 30,
         2005                                                     $33,600
         2006                                                      34,900
         2007                                                       2,900

      Western Media Group Corp. and Med-Link are delinquent in filing their sales tax and payroll tax returns and New York State has filed a judgment against Med-Link.

      On June 9, 2004 the Company entered into a letter of understanding with the UCLA Center for Healthier Children, Families and Communities. Under the letter of understanding, Med-Link VPN will establish a secure private network for the center.

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

NOTE 14 - SUBSEQUENT EVENTS

      On July 28, 2004, the Company entered into a joint venture agreement with a corporation to acquire 50% interest in Medlink West Inc. Medlink West will maintain offices in Los Angeles and provide, among other things, sufficient personnel for customer support and service for the Med-Link VPN. In consideration of entering into this agreement and the services to be performed, as defined in the agreement, the Company will issue to the corporation 2,000,000 shares of its $.01 per value common stock and 1,000,000 options to purchase Western Media Group Corporation's stock priced at a 15% discount to the 100-day moving average of the stock or the price as of a mutually agreed upon date within 90 days prior to the exercise of the option. The options expire July 12, 2009.

Item 2.  Management's Discussion and Analysis or Plan of Operation

BUSINESS OVERVIEW

      The business of Western Media Group Corporation (the "Company") the Company is carried out by three wholly owned subsidiaries, Med-Link USA, Inc. ("Med-Link"), MedLink VPN, Inc. ("MVPN") and K-Rad Konsulting, LLC ("KKL"). Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies. MVPN was incorporated in 2003 as a separate marketing company for Med-Link. References to Med-Link herein are to both Med-Link and MVPN.

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

      The Company's principal product is the MedLink VPN. The MedLink VPN is a virtual private network which allows subscribing doctors to securely communicate with other doctors and to remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other information. The MedLink VPN incorporates several third-party applications, including Netwolves Corporation's WolfPac Server, Avreo, Inc.'s radiology software, Film & Music Entertainment, Inc.'s FELIX streaming video system and Wildgate Wireless, Inc.'s messaging services. The Company also offers messaging and paging services in conjunction with the MedLink VPN. The Company has recently added a video conferencing application to the MedLink VPN which will allow subscribers to view and interact in certain medical alerts which is a feature that may be utilized by UCLA Center for Healthier Children, Families and Communities to broadcast medical alerts to public schools throughout California.

      Currently, the Company has installed the MedLink VPN at New Island Hospital in Bethpage, New York, and at locations in Beverly Hills, California as well as Santa Monica, California for test marketing. The Company believes that it has a turnkey system which can be installed at other hospitals and medical practices, and is initiating a Value Added Reseller (VAR) program of the MedLink VPN. The Company will offer its MedlinkVPN as a VPN platform for other networks related to healthcare and Social Services programs. The Company is also in negotiations with Tokyo Consulting Group to establish MedLink Asia either through a VAR or agreement or Joint Venture, which may establish a presence for the MedLink VPN initially in Japan which would lead to a smoother transition throughout Asia. The Company believes that the VPN market will continue to grow and more applications will be made available for the Medlink VPN platform.

STATUS OF THE VPN AT NEW ISLAND HOSPITAL

      The VPN at New Island Hospital is currently fully operational. A diagnostic station has been set up by Med-Link for viewing MRIs, CAT Scans and other images via the VPN and additional viewing stations have been added in certain strategic locations around the hospital including the doctors lounge and emergency room.. As of the date of this report, marketing activities at New Island Hospital have been undertaken and there are currently seven subscribers to the Med-Link VPN service. The Company has a conference/launch date set for September of 2004 at New Island Hospital whereby the Company will demonstrate the MedLink VPN to the some 700+ doctors that the company is focusing on becoming subscribers of the MedLink VPN.

PLAN OF OPERATION

      The Company believes the installation of the MedLink VPN at New Island Hospital to be the first step in demonstrating the usefulness and scalability of the MedLink VPN. Because of the various services provided through this secure connection to information hubs for physicians, i.e. the Hospitals and Labs and Radiology centers as well as other modalities in other locations, the MedLink VPN can be customized for any particular discipline in the medical area.

      The Company has and will continue to use the Virtual Private Network that it has setup at New Island Hospital as its primary marketing tool with other hospitals across the country. The Company has also engaged five agents in the California area to market and service the MedLink VPN product. The Company also plans to expand its operation in the New York area.

      The Company recently announced a joint venture with JMS Capital whereby the Company and JMS each own 50% stakes in MedLink West (MLW), with the Company having board control of MLW. MLW under the terms of the agreement will maintain offices in the Los Angeles area and provide sufficient personnel for customer support and service for the MedLink VPN. MLW will also establish a customer support center that will include a MedLink VPN help desk, on-call network security and certified consultants, as well as ongoing business development to cultivate business contacts and introduce hospitals and other medical organizations to the MedLink VPN. In addition, MLW will launch its own website (www.medlinkwest.com) and provide marketing materials for the MedLink VPN in the licensed territory.

      The Company entered into a letter of understanding with the UCLA Center for Healthier Children, Families & Communities. Under this agreement, the MedLink VPN will establish a Virtual Private Network for the center. The center will utilize the MedLink VPN to distribute specific content through their existing websites to be accessed securely by the Centers offsite locations and other related social service organizations, who will be subscribers of the MedLink VPN.

      Med-Link is currently marketing the MedLink VPN based on a "user pay service" structure. This means that there is no cost to the hospital or institution to install the system which is paid for through subscription fees collected from physicians and medical practices that use the MedLink VPN to access information from outside the hospital. While this strategy results in risk to the Company, the Company's management believes that the costs will be recouped quickly upon installation.

      MedLink has had some interest from a radiology group that wishes to have complete HIPAA compliant connectivity without the use of costly point-to-point T1 lines. MedLink believes that the MedLink VPN can be utilized in a cost effective manner on an even smaller scale whereby a physician can have complete HIPAA compliant connectivity between his or her home and office. The physician can also use the MedLink VPN tunnel to access its existing practice management applications; this would require system integration and the work would be performed through KKL, creating another source of potential income to the Company.

RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the three months ended June 30, 2004 and 2003 were $0 and $5,870, respectively. The decrease in revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the Med-Link VPN at New Island Hospital and the discontinuation of services to customers who used only paging services.

      Expenses for the three months ended June 30, 2004 and 2003 were $414,928 and $209,161. The increase is primarily due to employment agreements entered into as of January 1, 2004.

      The Company had net losses of $(414,928) and $(206,101) in the three months ended June 30, 2004 and June 30, 2003, respectively. The increase in net losses resulted primarily from the Company's commitment to install its Med-Link VPN at New Island Hospital at no cost to the hospital, without having yet received any revenues relating to the MedLink VPN installed and the employment agreements entered into as of January 1, 2004.

      The Company's revenues from continuing operations for the six months ended June 30, 2004 and 2003 were $0 and $15,326, respectively. The decrease in revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the Med-Link VPN at New Island Hospital and the discontinuation of services to customers who used only paging services.

      Expenses for the six months June 30, 2004 and 2003 were $906,466 and $361,024. The increase is primarily due to employment agreements entered into as of January 1, 2004.

      The Company had net losses of ($906,466) and ($366,619) for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase in net losses resulted primarily from the Company's commitment to install its Med-Link VPN at New Island Hospital at no cost to the hospital, without having yet received any revenues relating to the MedLink VPN installed and the employment agreements entered into as of January 1, 2004.

Liquidity and Capital Resources

      At June 30, 2004, the Company had a working capital deficiency. While the Company believes revenue that will be earned from the MedLink VPN at New Island Hospital will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

Critical Accounting Policies

      The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-KSB for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Item 3. Controls and Procedures

      As of August 12, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

      Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and Vice President of the Company have identified the following internal control deficiencies:

      1. lack of segregation of duties relating to cash, receivables and safeguarding of assets; and

      2. failure to file sales and payroll tax returns.

      The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 1, 2004.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

      The Company did not issue any equity securities during the three months ended June 30, 2004

Item 6.  Exhibits and Reports on Form 8-K

(a) Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.


SEC Ref. No.  Title of Document
------------  -----------------

10.1 Medlink West, Inc. Shareholder Purchase Agreement, dated July 23, 2004 between JMS Capital Partners, LLC and the Company;

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


(b) The Company did not file any reports on Form 8-K for the quarter ended June 30, 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESTERN MEDIA GROUP CORPORATION

Date: August 16, 2004                  /s/ Ray Vuono
                                       -------------------------------
                                       By: Ray Vuono, CEO