Form 10QSB
period 2004-09-30
WESTERN MEDIA GROUP CORP
filed 2004-11-19
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

                                  631-342-8800
                                  ------------
                           (Issuer's telephone number)

                                      N/A
                        --------------------------------
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 12, 2004 were 31,687,339 shares outstanding.

Transitional Small Business Format: Yes [ ] No [X]

Item 1. Financial Statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX




  Part I:  Financial Statements

         Item 1:  Financial Statements

                   Consolidated Balance Sheets
                   September 30, 2004 (unaudited)
                   and December 31, 2003 (audited)                        1 - 2

                   Consolidated Statements of Operations for the three
                   months and nine months ended September 30, 2004 and
                   2003 (unaudited) and for the period from February 10,
                   2000
                   through September 30, 2004 (unaudited)                   3

                   Consolidated Statements of Stockholders'
                   Equity (Deficit) for the nine months
                   ended September 30, 2004 (unaudited) and for
                   the period from February 10, 2000 through
                   September 30, 2004 (unaudited)                         4 - 8

                   Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 2004 and 2003 (unaudited)
                   and for the period from February 10, 2000 through
                   September 30, 2004 (unaudited)                         9 - 10

                   Notes to Consolidated Financial Statements            11 - 27

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                     Assets

                                                September 30,      December 31,
                                                    2004               2003
                                                    ----               ----
                                                (Unaudited)          (Audited)
Current assets:
 Cash                                           $     -            $   54,035
 Accounts receivable                                 1,120              2,421
                                                ----------         ----------

     Total current assets                            1,120             56,456

Office equipment (at cost), net of
 accumulated depreciation of $14,142;
 $6,224 at December 31, 2003                        37,369             36,886

Intangible asset (at cost), net of
 accumulated amortization of $4,829;
 $51 at December 31, 2003                           58,871             19,949

Security deposit                                     5,400              5,400
                                                ----------         ----------

                                                $  102,760         $  118,691
                                                ==========         ==========


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


               Liabilities and Stockholders' Deficiency in Assets

                                                        September 30,       December 31,
                                                            2004               2003
                                                            ----               ----
                                                        (Unaudited)          (Audited)
Current liabilities:
 Accounts payable and accrued expenses                  $  307,274          $  231,062
 Loans payable - related parties                            82,599               9,499
               - other                                      45,908              45,908
                                                        ----------          ----------

     Total current liabilities                             435,781             286,469
                                                        ----------          ----------

Stockholders' Deficiency in Assets:
 Preferred stock undesignated
   5,000,000 shares authorized
   400 shares issued, rescinded in 2004                       -                   -
 Common stock $.001 par value;
   authorized 95,000,000 shares;
   issued 31,787,339 shares; 29,787,339
   at December 31, 2003                                     31,787              29,787
 Additional paid-in capital                              7,905,829           6,656,129
 Deficit accumulated during the
   development stage                                    (7,918,637)         (6,651,569)
 Deferred charges                                         (295,000)           (145,125)
                                                        ----------          ----------
                                                          (276,021)           (110,778)
Treasury stock (100,000 shares),
 at cost                                                   (57,000)            (57,000)
                                                        ----------          ----------

Total stockholders' deficiency in assets                  (333,021)           (167,778)
                                                        ----------          ----------

Total liabilities and stockholders'
 deficiency in assets                                   $  102,760          $  118,691
                                                        ==========          ==========


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                          AND THE PERIOD FROM FEBRUARY 10, 2000 TO SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                            For the period from
                             For the three months ended        For the nine months ended     February 10, 2000
                                    September 30,                     September 30,          to September 30,
                           -------------------------------    --------------------------    -------------------
                               2004             2003              2004              2003            2004
                               ----             ----              ----              ----            ----
Sales                      $      -          $     5,025      $      -         $    20,351     $    324,207
                           -----------       -----------      -----------      -----------     ------------

Costs and expenses:
Operating and
 Administrative                354,127           162,742        1,254,372          337,078        2,559,749
 Depreciation and
   amortization                  6,475           102,844           12,696          304,858          803,981
                           -----------       -----------      -----------      -----------     ------------
                               360,602           265,586        1,267,068          641,936        3,363,730
                           -----------       -----------      -----------      -----------     -------------

 Operating loss               (360,602)         (260,561)      (1,267,068)        (621,585)      (3,039,523)
                           -----------       -----------      -----------      -----------     ------------

Other income (expense):
 Cost of aborted
   acquisition                    -                 -                -                -          (1,375,000)

 Interest expense                 -                 -                -                -             (11,311)
 Interest income                  -                6,213             -                 618            4,078

 Loss on impairment of
  assets                          -                 -                -                -          (3,496,881)
                           -----------       -----------      -----------      -----------     ------------
                                  -                6,213             -                 618       (4,879,114)
                           -----------       -----------      -----------      -----------     ------------

Net loss                   $  (360,602)       $  (254,348)    $(1,267,068)     $  (620,967)    $ (7,918,637)
                           ===========        ===========     ===========      ===========     ============

Basic and diluted
 loss per share            $      (.01)       $      (.01)    $      (.04)     $      (.02)
                           ===========        ===========     ===========      ===========

Weighted average number
 of basic and diluted
 shares outstanding         31,687,339         28,749,673      31,687,339       25,616,308
                           ===========        ===========     ===========      ===========


                               See accompanying notes to consolidated financial
statements.
                                        3

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                                                                  Surplus
                                                Common Stock                     (Deficit)
                                            --------------------    Additional     During
                                            Number of                Paid-In     Development   Subscription   Treasury
                                             Shares       Amount     Capital        Stage       Receivable      Stock     Total
                                             ------       ------     -------     -----------   ------------   --------   -------
Formation of KKL at
 inception (February 10, 2000)               -            $   -      $   900      $   -          $  -           $  -     $   900

Adjustment to reflect effective
 capitalization of KKL
 immediately preceding
 reverse acquisition                        9,000,000      9,000        (900)         -           (8,100)          -        -

Shares deemed issued to
 reflect reverse
 acquisition of KKL                         2,499,310      2,499        -             -             -              -       2,499

Net income - 2000                                -          -           -          17,775           -              -      17,775
                                           ----------     ------     -------      -------        -------        -----    ------

December 31, 2000                          11,499,310     11,499        -          17,775         (8,100)          -      21,174



          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                   (Continued)

                                                                                  Surplus
                                                Common Stock                     (Deficit)
                                            --------------------    Additional     During
                                            Number of                Paid-In     Development   Subscription   Treasury
                                             Shares       Amount     Capital        Stage       Receivable      Stock     Total
                                             ------       ------     -------     -----------   ------------   --------   -------
Balance brought forward                    11,499,310    $11,499   $     -       $    17,775     $(8,100)       $  -    $   21,174

Cash contributed by DDR                          -          -          13,000           -          8,100           -        21,100
Shares issued in connection
 with assignment of
 indebtedness                                 120,000        120       29,880           -           -              -        30,000
Shares issued in connection
 with confidential and
 non-disparagement agreement
 related to aborted acquisition             1,100,000      1,100    1,373,900           -           -              -     1,375,000
Shares issued for cash
 consideration                                 75,000         75       13,925           -           -              -        14,000
Shares issued for consulting
 services                                   4,095,000      4,095      158,755           -           -              -       162,850
Imputed interest on officer/
 stockholder loan                                -          -             947           -           -              -           947
Other                                              13       -               -           -           -              -          -
Net loss for the year ended
 December 31, 2001                               -          -               -     (1,465,035)       -              -    (1,465,035)
Less deferred charges                            -          -               -           -           -              -      (134,075)
                                           ----------    -------   ----------    -----------     -------        ------  ----------

Balance at December 31, 2001               16,889,323     16,889    1,590,407     (1,447,260)       -              -        25,961


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                   (Continued)

                                                                                  Surplus
                                                Common Stock                     (Deficit)
                                            --------------------    Additional     During
                                            Number of                Paid-In     Development   Subscription   Treasury
                                             Shares       Amount     Capital        Stage       Receivable      Stock     Total
                                             ------       ------     -------     -----------   ------------   --------   -------
Balance at December 31, 2001
  (brought forward)                        16,889,323    $16,889   $1,590,407    $(1,447,260)    $   -          $   -   $   25,961

Shares issued in connection with
 the Med-Link USA, Inc.
 acquisition                                2,000,000      2,000    2,098,000           -            -              -    2,100,000
Shares issued in connection
 with Four J's fixed assets
 acquisition                                2,000,000      2,000    1,915,000           -            -              -    1,917,000

Shares issued in connection
 with the exercise of
 consultant's options                       1,147,389      1,147       21,801           -            -              -       22,948
Shares issued for consulting
 services                                   1,294,272       1,294      51,956           -            -              -       53,250
Net loss for the year ended
 December 31, 2002                               -           -           -          (733,404)        -              -     (733,404)
Amortization of deferred
 charges                                         -           -           -              -            -              -      134,075
                                           ----------    -------   ----------    -----------     -------        ------  ----------

Balance at December 31, 2002               23,330,984     23,330    5,677,164     (2,180,664)        -              -    3,519,830


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   (Continued)

                                                                              Surplus
                                            Common Stock                     (Deficit)
                                        --------------------    Additional     During
                                        Number of                Paid-In     Development   Subscription   Treasury
                                         Shares       Amount     Capital        Stage       Receivable      Stock     Total
                                         ------       ------     -------     -----------   ------------   --------   -------

Balance at December 31, 2002
 (brought forward)                     23,330,984    $23,330   $5,677,164    $(2,180,664)    $  -         $    -     $3,519,830
Shares issued for consulting
 and developmental services             1,342,911      1,343      524,657          -            -              -        526,000
Shares issued in connection
 with the exercise of
 consultants options                    1,120,066      1,120       21,281          -            -              -         22,401
Shares issued in settlement
 of indebtedness to officer               493,378        494      221,527          -            -              -        222,021
Shares sold at $.04 per share             500,000        500       19,500          -            -              -         20,000
Shares sold at $.065 per share          3,000,000      3,000      192,000          -            -              -        195,000
Net loss for year ended
 December 31, 2003                          -            -          -         (4,470,905)       -              -     (4,470,905)
Shares acquired from an
 officer of the company                     -            -          -               -           -         (57,000)      (57,000)
Less deferred charges                       -            -          -               -           -              -       (145,125)
                                       ----------    -------    ---------      ---------     ------       --------   -----------

Balance at December 31, 2003           29,787,339     29,787    6,656,129     (6,651,569)       -         (57,000)     (167,778)


                 See accompanying notes to financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   (Continued)


                                                                                  Surplus
                                                Common Stock                     (Deficit)
                                            --------------------    Additional     During
                                            Number of                Paid-In     Development   Subscription   Treasury
                                             Shares       Amount     Capital        Stage       Receivable      Stock     Total
                                             ------       ------     -------     -----------   ------------   --------   -------
Balance at December 31, 2003
 (brought forward)                         29,787,339      29,787    6,656,129    (6,651,569)       -         (57,000)     (167,778)
Shares issued for employment
 services rendered and to be
 rendered                                   2,000,000       2,000    1,178,000          -           -            -        1,180,000
Amortization of deferred charges                 -           -            -             -           -            -          145,125
Warrants issued relating to
 finders fee agreement                           -           -          43,700          -           -            -           43,700
Adjustment relating to the
 exercise price of a
 consultants options                             -           -          28,000          -           -            -           28,000
Net loss for the nine months
 ended September 30, 2004                        -           -            -       (1,267,068)       -            -       (1,267,068)
Less deferred charges                            -           -            -             -           -            -         (295,000)
                                           ----------    --------   ----------   -----------     ------      --------    ----------

Balance at September 30, 2004              31,787,339    $ 31,787   $7,905,829   $(7,918,637)    $  -        $(57,000)   $ (333,021)
                                           ==========    ========   ==========   ===========     ======      ========    ==========


                 See accompanying notes to financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                            Period from
                                                          For the nine months               February 10,
                                                                 ended                         2000 to
                                                              September 30,                 September 30,
                                                         2004             2003                  2004
                                                         ----             ----                  ----
Cash flows from operating activities:
 Net loss                                            $(1,267,068)       $(620,967)          $(7,918,637)
 Adjustments to reconcile net loss
  to cash flows used in operating
  activities:
    Depreciation and amortization                         12,696          304,858               803,981
    Amortization of deferred charges                     145,125             -                  279,200
    Issuance of common shares for
     consulting and other services
     rendered                                            913,000          230,125             2,750,900
    Loss on impairment of assets                            -                -                3,496,881
    Imputed interest on officer's loan                      -                -                      947
    Accounts receivable                                    1,301           (6,839)               18,721
    Accrued expenses and other
      current liabilities                                 76,212           10,969               218,729
    Other assets                                               -             (622)                 (622)
                                                      ----------        ---------           -----------

Cash flows used in operating
 activities                                             (118,734)         (82,476)             (349,900)
                                                      ----------        ---------           -----------

Cash flows from investing activities:
 Purchase of equipment                                    (8,401)         (35,890)              (67,500)
 Purchase of intangible asset                               -                -                  (20,000)
 Cash acquired in Med-Link acquisition                      -                -                      274
 Investments in partnerships                                -                -                   (7,546)
                                                      ----------        ---------           -----------

Cash flows used in investing activities                   (8,401)         (35,890)              (94,772)
                                                      ----------        ---------           -----------

Cash flows from financing activities:
  Issuance of common stock                                  -             235,401               339,147
  Repayment of bank loans                                   -            (149,164)              (47,333)
  Proceeds from loan payable                                -                -                   45,908
  Advances from related parties                           73,100          151,395               105,472
                                                      ----------        ---------           -----------

Net cash flows provided by financing
 activities                                               73,100          237,632               443,194
                                                      ----------        ---------           -----------

Net increase (decrease) in cash                          (54,035)         119,266                (1,478)
Cash - beginning of period                                54,035            2,134                 1,478
                                                      ----------        ---------           -----------

Cash - end of period                                  $     -           $ 121,400           $      -
                                                      ==========        =========           ============


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                                                                           Period from
                                                                         For the nine months               February 10
                                                                                ended                        2000 to
                                                                            September 30,                  September 30,
                                                                           2004         2003                   2004
                                                                           ----         ----                   ----
Supplemental disclosures of cash flows information:
  Cash paid during the year for:

    Interest                                                             $    -       $    -                $    11,300
                                                                         ==========   =========             ===========

    Income taxes                                                         $    3,600   $   5,600             $     3,900
                                                                         ==========   =========             ===========


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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Nature of Business (continued)

                The business of the Company is carried out by two of its wholly owned subsidiaries, Med-Link USA, Inc. ("Med-Link"), Med-Link VPN (a company through which it plans to market its Med-Link Products) and by K-Rad Konsulting, LLC ("KKL"). The Company also has two inactive subsidiaries, Western Media Acquisition Corp. (formerly Western Media Sports Holdings, Inc.), and Western Media Publishing Corp.

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

                Med-Link was incorporated in 1998. While it shares an office with the Company, substantially all of its operations have been outsourced. Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies. Some of the services and products which Med-Link provides are answering services, voice mail, a virtual private network ("VPN") and an internet message center. The Company is concentrating its efforts on the VPN, which it expects will be its principal business, as the VPN is still in the pre-revenue stage. The VPN is designed to allow physicians and other members of the medical community to contact other physicians, retrieve information from hospitals, and obtain insurance related information, such as claim status. The VPN is also designed to provide information, such as overnight admissions, room assignment, operating room schedules and lab results. Currently the Company has installed the MedLink VPN at New Island Hospital in Bethpage, New York, the UCLA Center for Healthier Children, Families and Communities and at locations in Beverly Hills, California as well as Santa Monica, California for test marketing.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Nature of Business (continued)

                KKL provides computer network and software systems, consulting, installation and maintenance services. Currently, KKL is engaged in providing services almost exclusively to Med-Link.

         Principles of Consolidation

                The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         Recently Issued Accounting Pronouncements

                In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments." The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements of EITF 03-1 are effective beginning with the Company's 2004 annual report. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and had no revenues in 2004. During the three months ended September 30, 2004 and 2003, the Company incurred net losses of $360,602 and $254,348, respectively. During the nine months ended September 30, 2004 and 2003, the Company incurred net losses of $1,267,068 and $620,967, respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - PROPERTY AND EQUIPMENT

         As of September 30, 2004, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                                   Estimated
                                                    useful
                                                 life (years)         Amount
         Furniture and fixtures                       5              $ 12,383
         Leasehold improvements                       3                10,423
         Office equipment                             5                10,773
         Computer equipment and software              5                17,932
                                                                     --------
                                                                       51,511
         Less accumulated depreciation                                 14,142
                                                                     --------
                                                                     $ 37,369
                                                                     ========

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 3 - PROPERTY AND EQUIPMENT (continued)

         The Company determined that in 2003, there was an impairment of property and equipment and charged operations for such impairment aggregating $1,204,102.

NOTE 4 - INTANGIBLE ASSETS

         In 2003, the Company entered into a License Agreement with a company for the exclusive right to use their Linux-based real-time streaming video system. The system is designed to transmit video and other large media files without the delays associated with video buffering. The cost of the license of $63,700, which includes a finders fee paid to a consultant in the amount of $43,700 (see Note 9b), is being amortized over the life of the License Agreement (10 years).

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         As of September 30, 2004, accounts payable and accrued expenses consisted of the following:

            Professional fees                            $ 120,961
            Telephone                                       50,107
            Payroll taxes                                   70,455
            Outside services                                13,199
            Sales tax payable                               27,742
            Miscellaneous                                   24,810
                                                         ---------
                                                         $ 307,274

NOTE 6 - LOANS PAYABLE - RELATED PARTIES

         The Company, as of September 30, 2004, has loans due to three of its employees/shareholders in the amount of $82,599. These loans are payable on demand and are non-interest bearing.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




NOTE 7 - LOAN PAYABLE - OTHER

         As of September 30, 2004, Western Media Group Corp. and Med-Link have loans due in the amount of $45,908 to a company that is owned by the family of a less than 5% owner of Western Media Group Corp. This loan is non-interest bearing and is payable on demand.

NOTE 8 - DEFERRED CHARGES

         Deferred charges represent consulting and employment services to be rendered, which was paid for by the issuances of the Company's common shares (See Note 9). Such charges were being shown as a reduction of the Company's shareholders' equity in the accompanying Consolidated Financial Statements and is being amortized over the period of the services rendered.

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

         a) For the three months and nine months ended September 30, 2004 $295,000 and $885,000, was charged as compensation to operations and the balance of $295,000 (as of September 30, 2004) was recorded as a deferred charge in the accompanying balance sheet for the above-mentioned Employment Agreements.

         b) On October 27, 2003, the Company entered into a Finders Fee Agreement with an outside independent consultant. Under the terms of the Agreement, the Company will pay the consultant 100,000 warrants to purchase 100,000 shares of the Company's common stock (the warrants are exercisable at $.10 per share up to one year) upon the Company signing a contract for the exclusive licensing rights of the technology product known as FELIX. The Company signed this licensing contract in 2003. The warrants were valued using the black-scholes option model at the date of the licensing agreement using the following assumptions: (life - 1 year, risk free interest rate - 3%, volatility
- 100% and dividend yield - 0%).

            The total value of the warrants were $43,700 and are being amortized over the life of the license agreement (10 years). The amortization for the three months and nine months ended September 30, 2004 was $3,278 for the finders fee (See Note 4).

         c) On January 16, 2004, the Company entered into two Consulting Agreements with two companies. Under the terms of the Agreements, the Company will compensate the consultants with options to purchase 250,000 and 500,000 shares of the Company's common stock for introducing the company to hospitals and health care organizations who ultimately sign agreements for the Company's services with the Company or Med-Link. The options are exercisable at $.05 per share. No agreements have been signed to date.

         d) In November 2003, the Company issued 493,378 shares of its common stock to an officer of Med-Link in payment of the loan outstanding to him, aggregating $222,021. These shares were valued at the closing stock price of the Company's common shares on the date of the Agreement ($.45 per share).

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

         e) In July, 2003, the Company sold 3,000,000 shares of its common stock to Cooper Station Funding Corp. for a total of $195,000. The stock was sold pursuant to a consulting agreement dated May 16, 2003, in which Cooper Station Funding Corp. agreed to assist the Company in marketing and promoting the Med-Link VPN by introducing prospective clients. In exchange, the Company agreed to issue common stock at a price of not more than $.07 per share. At the time of the agreement, the trading price of the shares was approximately $.16 per share. The value of the difference between the option price and trading price of approximately $.09 per share aggregated $243,000, (net of a 10% discount for restrictions placed on such shares) has been allocated to the cost of the consulting services, which were rendered through May, 2004 (the expiration date of the agreement).

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

            For the nine months ended September 30, 2004 $145,125 has been charged to operations for the above-mentioned transactions.

         f) On April 24, 2003, the Company issued 250,000 shares of its common stock for services relating to the development, programming and maintenance of the Med-Link Virtual Private Network. These shares were valued at the closing stock price of the Company's common shares on the date of the agreement ($.04).

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

         g) On January 23, 2002, the Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises. The purchase price for the assets was 2,000,000 shares of the Company's common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065), less a ten percent discount for restrictions placed on the shares issued. On January 23, 2002, the Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises. The purchase price for the assets was 2,000,000 shares of the Company's common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065), less a ten percent discount for restrictions placed on the shares issued. (Reference is made to Note 3 for the write off of the aforementioned assets).

         h) On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and outstanding shares of Med-Link. The shares were valued at the closing stock price of the Company's common shares on the date of acquisition ($1.05). No value has been attributable to the 400 shares of preferred stock issued and the shares were subsequently canceled in 2004 effective December 29, 2003.

         i) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued ($36,250) was charged to operations in 2002.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

         j) In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares issued for the agreed upon value of the services to be rendered, were based upon the available market price of the Company's common shares ranging from $.02 to $.05.

            In addition, the aforementioned individuals received options to purchase 3,400,000 common shares at an exercise price of $.02, which shares vested eight months after the commencement date of the agreement. The options expire in October, 2004. In December 2002, one of the individuals exercised his option to purchase 1,147,389 common shares at $0.02 per share. In 2003, two consultants exercised 267,455 and 752,611 shares of their common share options, respectively, at $0.02 per share. In 2004, no options were exercised. In the third quarter of 2004, the Company discovered that 700,000 shares of these options should have been exercised at a price of $0.06 instead of $0.02 resulting in a reduction in the balance the Company owes to a consultant and an increase to additional paid in capital in the amount of $28,000. This adjustment was recorded in the third quarter of 2004. Subsequent to September 30, 2004, 3,348,250 common shares options were exercised by two shareholders at an exercise price ranging from $0.02 to $0.06 per share.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 9 - STOCKHOLDERS' EQUITY (continued)

         j) All of the aforementioned consulting agreements provided for a one year extension at the Company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares at a 20% discount to the prevailing market value on the last business day of each month, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002 ($.06). In connection therewith, 1,294,272 shares were issued for consulting services, which were valued at $53,250 during the fourth quarter of 2002. In 2003, the Company issued 1,092,911 shares of its common stock for consulting services, which were valued at $129,000. On January 1, 2004, the Company entered into employment contracts with two of the aforementioned consultants and two other individuals (see Note
9a).

                In October 2001, the Company granted stock options to two stockholders to purchase 1,000,000 shares (500,000 shares each) of the Company's common stock, at an exercise price of $0.02. These stock options expire in October 2004. One of the stockholders exercised 100,000 of their options in December 2003.

         m) The following is a summary of the stock options outstanding during the nine months ended September 30, 2004 and 2003.

                                                   2004             2003
Stock options outstanding, beginning
 of period                                       5,532,545        6,652,611
Stock options granted during the period          2,000,000             -
Stock options exercised during the period             -          (1,020,066)
Stock options canceled                                -                -
                                                 ---------        ---------

Stock options outstanding, end of period         7,532,545        5,632,545
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

                                                              Three months                           Nine months
                                                            ended September 30,                   ended September 30,
                                                            2004           2003                2004                 2003
                                                            ----           ----                ----                 ----
Net loss (as reported)                                   $(360,602)     $(254,348)         $(1,267,068)         $(620,967)

Adjusted for stock compensation
 costs, had all options been
 recorded at fair value                                   (133,091)          -                (399,273)              -
                                                         ---------      ---------          -----------          ---------

Adjusted net loss                                        $(493,693)     $(254,348)         $(1,666,341)         $(620,967)
                                                         =========      =========          ===========          =========

Basic earnings per share
 (as reported)                                           $    (.01)     $    (.01)         $      (.04)         $    (.02)
                                                         =========      =========          ===========          =========

Basic earnings per share
 (as adjusted)                                           $    (.02)     $    (.01)         $      (.05)         $    (.02)
                                                         =========      =========          ===========          =========

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         On July 23, 2004, the Company entered into a joint venture agreement with JMS Capital Partners, LLC ("JMSCP") to acquire 50% interest in Medlink West Inc.. Medlink West will maintain offices in Los Angeles and provide, among other things, sufficient personnel for customer support and service for the Med-Link VPN. In consideration of entering into this agreement and the services to be performed, as defined in the agreement, the Company will issue to JMSCP 2,000,000 shares of its $.001 par value common stock and options to purchase 1,000,000 shares of its common stock priced at a 15% discount to the 100-day moving average of the stock or the price as of a mutually agreed upon date within 90 days prior to the exercise of the option. The options expire July 12, 2009. Under the terms of the agreement JMSCP shall purchase 400 shares of MedLink West Inc. common stock for an initial capital contribution of $90,341.70 representing expenses incurred as of the date of this agreement and will contribute an additional amount of $400,000 to maintain current operations. The Company shall purchase 400 shares of MedLink West Inc. common stock for its initial capital contribution of the rights to provide service and support to the products. The joint venture agreement commenced on July 12, 2004 and expires on December 31, 2007 unless terminated by either party in accordance with the Agreement. As of September 30, 2004, the Company has not issued the aforementioned 2,000,000 shares and has not received documentation supporting the $90,341.70 of expenses incurred as of the date of the Agreement. Because of the unresolved matters discussed above the effect of this transaction has not been reflected in the accompanying financial statement. There was minimal activity for this joint venture in the third quarter of 2004.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

         On August 30, 2004 Western Media Group Corporation entered into a joint venture agreement with Tokyo Consulting Group (TCG), MedLink West, Inc through a new corporation MedLink FE, Inc. MedLink FE, Inc. will look to provide the marketing, implementation, customer service and support for the MedLink VPN in the Far Eastern Countries. The Company will own 50.50% of MedLink FE, Inc. (which includes 16.5% through the Company's 50% interest in MedLink West, Inc. In consideration of entering into this agreement and services to be rendered, the Company agreed to issue 250,000 shares of its $.001 par value common stock to TCG. There was no activity for this joint venture in the third quarter of 2004. As of September 30, 2004, the Company has not issued any common shares for this joint venture.

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

         Minimum annual lease commitments are as follows:

              Year ended September 30,
                2005                           $33,900
                2006                            29,200

         Western Media Group Corp. and Med-Link are delinquent in filing their sales tax and payroll tax returns and New York State has filed a judgment against Med-Link.

         In September 2004, the Company entered into a three year licensing agreement with Inet Medical LLC. Inet Medical LLC has been granted an OEM license from Netwolves Corporation and will assign this license to Western Media Group Corporation.

         On June 3, 2003, the Company entered into a private label healthcare communications agreement with Wildgate Wireless, Inc. The agreement was entered to facilitate value-added services to be offered through Med-Link's VPN.

         On September 23, 2004, the Company entered into an agreement with Equilink, LLC to provide the Company with public relations, communications, advisory and consulting services over an initial term of four months in exchange for 100,000 shares of Western Media Group Corporation's common stock. As of September 30, 2004, the Company did not issue any common stock to Equilink LLC due to the nonperformance of the agreed upon services by Equilink LLC.

         In April 2004, the MedLink VPN, Inc. entered into a five year agreement with ERAD, Inc. to sell ERAD's radiological ERAD management services through ERAD's proprietary practice builder 123 software as part of the MedLink Virtual Private Network.

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

NOTE 14 - SUBSEQUENT EVENTS

         On October 27, 2004 the Company entered into an agreement with Perfect Serve Inc. Under the terms of the agreement Western Media Group Corp will now be able to offer the services of Perfect Serve, Inc., which includes Perfect Serve on call through MedLink VPN to its subscribing physicians.

         In October 2004 the Company entered into a Value Added Reseller Agreement with Lasercard Corporation to offer the Lasercard optical memory card through MedLink's VPN.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

      The business of Western Media Group Corporation (the "Company") is carried out by three wholly owned subsidiaries, Med-Link USA, Inc. ("Med-Link"), MedLink VPN, Inc. ("MVPN"), and K-Rad Konsulting, LLC ("KKL"), a 50% owned subsidiary, MedLink West, Inc. ("MedLink West"), and a MedLink FE, Inc. ("MedLink FE", a corporation owned 34% by the Company and 33% by MedLink West. Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies. MVPN was incorporated in 2003 as a separate marketing company for Med-Link. The Company's flagship product, the MedLink VPN(TM), is a secure and HIPAA (The Health Insurance Portability and Accountability Act) compliant medical telecommunications platform designed and created to improve the flow of medical information among and between healthcare professionals.

      MedLink West provides customer service and support for the Company's products and services in areas west of the Mississippi River and MedLink FE, which has been incorporated to provide marketing and support services for the Company's products and services in Japan and eventually other Far Eastern countries. MedLink West and MedLink FE had minimal operations during the quarter ended September 30, 2004. References to Med-Link herein are to both Med-Link and MVPN. References to the Company include the Company, all of its 50% or more owned subsidiaries and MedLink FE.

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

      Currently, KKL is engaged in providing services almost exclusively to Med-Link. Konrad Kim entered into an employment agreement with the Company on January 1, 2004 to provide services with respect to Med-Link and its Virtual Private Network ("VPN") product. However, KKL may seek to market its services to other in the future.

      The Company's principal product is the MedLink VPN. The MedLink VPN is a virtual private network which allows subscribing doctors to securely communicate with other doctors and to remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other information. The MedLink VPN incorporates several third-party applications, including Netwolves Corporation's WolfPac Server; LaserCard Systems Corporation's optical memory card; Avreo, Inc.'s and Erad, Inc.'s radiology software; Film & Music Entertainment, Inc.'s FELIX streaming video system; and PerfectServe's and,Wildgate Wireless, Inc.'s messaging services. The Company also offers messaging and paging services in conjunction with the MedLink USA. The Company has recently added a video conferencing application to the MedLink VPN which will allow subscribers to view and interact in certain medical alerts. This feature currently is utilized by UCLA Center for Healthier Children, Families and Communities (the "UCLA Center"). This product allows for lectures and seminars to be broadcast and archived through the MedLink VPN. The MedLink videoconferencing application will be made available network wide on the MedLink VPN.

      Currently, the Company has installed the MedLink VPN at New Island Hospital in Bethpage, New York, The UCLA Center and at locations in Beverly Hills, California as well as Santa Monica, California for test marketing. The Company believes that it has a turnkey system which can be installed at other hospitals and medical practices, and is initiating a Value Added Reseller (VAR) program of the MedLink VPN. The Company will offer its Medlink VPN as a VPN platform for other networks related to healthcare and Social Services programs. Through MedLink FE, the Company hopes to market the MedLink VPN in Japan and other Asian countries. The Company believes that the VPN market will continue to grow and more applications will be made available for the Medlink VPN platform.

STATUS OF THE VPN AT NEW ISLAND HOSPITAL

      The VPN at New Island Hospital is currently fully operational. A diagnostic station has been set up by Med-Link for viewing MRIs, CAT Scans and other images via the VPN and additional viewing stations have been added in certain strategic locations around the hospital including the doctors lounge and emergency room. As of the date of this report, marketing activities at New Island Hospital have been undertaken for the some 700+ doctors that the Company is focusing on becoming subscribers of the MedLink VPNPLAN OF OPERATION.

      The Company believes the installation of the MedLink VPN at New Island Hospital to be the first step in demonstrating the usefulness and scalability of the MedLink VPN. Because of the various services provided through this secure connection to information hubs for physicians, i.e., hospitals, and laboratories and radiology centers as well as other modalities in other locations, the MedLink VPN can be customized for any particular discipline in the medical area.

      The Company has and will continue to use the VPN that it has set up at New Island Hospital as its primary marketing tool with other hospitals across the country. The Company has also engaged five agents in the California area to market and service the MedLink VPN product. The Company also plans to expand its operation in the New York area as well as in Philadelphia, where talks and marketing material has been distributed to a large University Hospital and its affiliates in the area.

     Under its agreement with JMS Capital Partners, LLC ("JMS"), which owns the other 50% of the outstanding stock of MedLink West, the Company is entitled to designate two of the three directors of MedLink West. Under the terms of the agreement MedLink West will maintain offices in the Los Angeles area and provide sufficient personnel for customer support and service for the MedLink VPN. MedLink West will also establish a customer support center that will include a MedLink VPN help desk, on-call network security and certified consultants, as well as ongoing business development to cultivate business contacts and introduce hospitals and other medical organizations to the MedLink VPN.

     MedLink West has now launched www.medlinkwest.com The website presents corporate and medical news, an overview of Medlink West's extensive suite of services, including communications, financial, human resource, and insurance solutions, and features, the MedLink VPN.

      MedLink West has signed an agreement with PERSONeM, LLC., a leading supplier of Internet-based Human Resources (HR) management systems, to offer
MedlinkHR: a web-based HR management system designed specifically for the healthcare industry, made available through the MedLink VPN. The Internet-based MedlinkHR platform is now accessible as a subscription service through the MedLink VPN, MedLink West's flagship product. Among the many cost-saving benefits offered through the MedlinkHR system are the lack of expensive software applications and ongoing update purchases, the elimination of outside consultants, the reduction in the implementation timetable and no intrusive on-site IT concerns. Most important are the benefits in HR administrative time savings and enhanced employee services. MedlinkHR makes these benefits possible by providing centralized workforce data and integrated HR functions that include scheduling, time clock integration, and anytime access to time management reporting - all critical HR components to the healthcare industry. MedlinkHR requires only an Internet connection through an updated and compliant web browser that can be found through the MedLink VPN.


     MedLink FE has opened an office in Tokyo, Japan and is currently developing applications for the Japanese market similar to that offered on the MedLink VPN in the U.S. Japan has the second largest medical market in the world and this market continues to grow. The growth is a product of several factors, such as increased desire to find cost-effective healthcare solutions, a more favorable regulatory and registration environment for foreign medical companies, and a rapidly aging population whose healthcare needs are soaring. These conditions present the MedLink VPN with an opportunity, and allow the Company the opportunity, to participate in the high tech Japanese market.


     Under the Company's agreement with the UCLA Center, the UCLA Center will utilize the MedLink VPN to distribute specific content through its existing websites to be accessed securely by the UCLA Center's offsite locations and other related social service organizations, which will be subscribers of the MedLink VPN.

       In 2004 the UCLA Center administered its first Lecture, entitled "Mapping Children's Development Progress in Canada," on the MedLink VPN. By utilizing the MedLink VPN and its secure communication platform, the UCLA Center will build a content library to be utilized by its affiliates around the world to help promoteopportunities for improving the health and well being of children. The UCLA Center is affiliated with schools in the State of California and similar centers across the United States and around the world. The MedLink VPN will allow for the UCLA Center and its affiliated centers around the world to create a forum for the exchange of ideas, applications, research studies, and clinical data. Western Media Group Corporation will look to offer the MedLink VPN and its related services to organizations and institutions affiliated with the UCLA Center on a subscription basis.

    In October 2004 the Company entered into a Value Added Reseller agreement with LaserCard Systems Corporation to package an EMR solution to its clients. The LaserCard optical memory card offers a secure and cost effective solution to bridge the information gap. Patients carry their own electronic patient record or dataset to the participating clinic, physician or provider without additional communication hardware or file transfer costs. In any health care setting, the optical memory card can transport secure, partial or complete electronic patient records, helping to expedite care, reduce costs, and perhaps save lives. The LaserCard-based patient record card can provide a secure permanent audit trail of all significant events, diagnoses, treatments and outcomes. Using the card,anonymous data can be accumulated automatically, and coupled with the established security features provided via the MedLink VPN, the card will help physicians and hospitals further ensure compliance with HIPAA.

    The Company has announced an agreement whereby MedLink VPN, Inc. will offer eRAD Image Medical's web-based PACS solution, PracticeBuilder 123, as part of its MedLink VPN platform. PracticeBuilder 123 is a full featured digital radiology program that will be accessed by clients through the MedLink VPN portal. The MedLink VPN is a virtual private network that provides secure and HIPAA-compliant telecommunications on a platform that allows medical professionals the ability to transfer patient data, billing, insurance claims and other correspondence through a secure network environment. The technology also allows subscribing doctors to securely communicate with other doctors and to remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other information. MedLink VPN plans to install this solution at locations which have implemented the MedLink VPN. Currently the MedLink VPN is in operation at various locations in New York and California, and Western Media Group has plans to continue expansion of the MedLink VPN and its associated services utilizing various sales channels.

    The Company will now be able to offer the services of Perfect Serve including Perfect Serve's OnCall, through the MedLink VPN to its subscribing physicians. PerfectServe OnCall lets physicians give a single contact telephone number for others to call around the clock. This service works with all brands of peripheral communications devices including pagers, mobile phones, wireless devices, PDA's and standard telephones. Users may easily change the times that any device is active via the telephone or over the Internet.
The MedLink VPN will also deploy other PerfectServe products, including the HIPAA-secure, IP-based voice/data network called ACDS (Assured Content Deliver Services) which allows organizations to push clinical data to its physicians network. ACDS is an application whereby a computer system capable of generating a secure web service event can "speak" to PerfectServe, for example a lab could send test results efficiently and securely. PerfectServe will complement MedLink Access, the automated answering service already offered via the MedLink VPN in conjunction with Wildgate Wireless in response to client demand for an automated answering service more suited for large practices.

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

RESULTS OF OPERATIONS
      The Company's revenues from continuing operations for the quarters ended September 30, 2004 and 2003 were $0 and $5,025, respectively. The decrease in revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the Med-Link VPN at New Island Hospital and the discontinuation of services to customers who used only paging services.

      Operating and administrative expenses for the quarters ended September 30, 2004 and 2003 were $354,127 and $162,742, respectively. The increase in 2004 is primarily due to employment agreements entered into as of January 1, 2004.

      The Company had net losses of $(360,602) and $(260,561) in the quarters ended September 30, 2004 and September 30, 2003, respectively. The increase in net losses resulted primarily from the Company's commitment to install its Med-Link VPN at New Island Hospital at no cost to the hospital, without having yet received any revenues relating to the MedLink VPN installed and the employment agreements entered into as of January 1, 2004.

      The Company's revenues from continuing operations for the nine months ended September 30, 2004 and 2003 were $0 and $20,351, respectively. The decrease in revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the Med-Link VPN at New Island Hospital and the discontinuation of services to customers who used only paging services.

      Expenses for the nine months ended September 30, 2004 and 2003 were $1,254,372 and $337,078, respectively. The increase is primarily due to employment agreements entered into as of January 1, 2004.

      The Company had net losses of ($1,267,078) and ($621,585) in the nine months ended September 30, 2004 and September 30, 2003, respectively. The increase in net losses resulted primarily from the Company's commitment to install its Med-Link VPN at New Island Hospital at no cost to the hospital, without having yet received any revenues relating to the MedLink VPN installed and the employment agreements entered into as of January 1, 2004.


Liquidity and Capital Resources

      At September 30, 2004, the Company had a working capital deficiency. While the Company believes revenue that will be earned from the MedLink VPN at New Island Hospital will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

Item 3.  Controls and Procedures

      As of November 8, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

      Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and Vice President of the Company have identified the following internal control deficiencies:

      1. lack of segregation of duties relating to cash, receivables and safeguarding of assets; and

      2. failure to file sales and payroll tax returns.

      The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 1, 2004.

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The Company did not issue any equity securities during the three months ended September 30, 2004.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.               Title of Document
-------------  -------------------------------------------------

10.1 Shareholders Agreement dated as of August 30, 2004 between the Company, MedLink West, Inc. and Tokyo Consulting Group.

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

                                          WESTERN MEDIA GROUP CORPORATION


Date: November 19, 2004                       /s/ Ray Vuono
                                          -------------------------------
                                          By: Ray Vuono, CEO