Form 10KSB
period 2004-12-31
WESTERN MEDIA GROUP CORP
filed 2005-04-15
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 2-71164

                         WESTERN MEDIA GROUP CORPORATION
                         -------------------------------
                 (Name of small business issuer in its charter)


        Minnesota                                       41-1311718
        ---------                                       ----------
(State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
incorporation or organization)


               11 Oval Drive, Suite 200B, Islandia, New York 11749
     -----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  631-342-8800
         --------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

      Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State the issuer's revenues for its most recent fiscal year.

      Western Media Group Corporation's revenues from continuing operations for the fiscal year ended December 31, 2004 were $0.

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

      Aggregate market value of stock held by non-affiliates was approximately, $4,635,495 as of March 31, 2005. There were a total of approximately 27,267,620 shares held by non-affiliates as of such date.

      The Company's stock transfer agent is Computershare, 350 Indiana St, Suite 800, Golden, Colorado 80401.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,819,884 shares outstanding as of February 28, 2004.

      Documents incorporated by reference: None.

      Transitional Small Business Disclosure Format (Check one): Yes ____ No X

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

      In December, 1982, Ionics acquired 98.7% of the outstanding common shares of Sioux City Iron Company ("SCIC"). SCIC was engaged in the business of wholesale distribution of heavy hardware primarily to the agricultural industry. Adverse agricultural economic conditions forced SCIC to seek protection under the Bankruptcy Code in October 1987. In July 1988, pursuant to the order of the Bankruptcy Court all the assets of SCIC were sold and Ionics was released from liability of its long-term debt to the seller of SCIC. SCIC was dissolved in December 1988.

      In November 1988, the Company's name was changed to Western Media Group Corporation. The change of name coincided with the Board of Directors' determination to focus the Company's business on the acquisition, owning and operating of radio and television broadcasting and printed media properties.

      In April 1989, the Company acquired substantially all the assets of Carmel Broadcast Associates, a New York corporation which operated radio broadcast stations KXDC-AM and FM for $2,650,000. The Company financed the acquisition with proceeds from a loan provided by Thomas K. Scallen, a former officer and director. Operation of the radio stations was unsuccessful, and the Company sold the radio stations in July 1991 for $200,000 in cash and a note receivable in the principal amount of $900,000. The $1,100,000 received from the sale of the stations was paid and transferred to Mr. Scallen in complete satisfaction of liabilities owed by the Company to Mr. Scallen in the amount of $5,156,139. In March 2000, the Company paid $10,000 in cash to Mr. Scallen and issued to him 100,000 shares of common stock in complete satisfaction of all outstanding liabilities owed by the Company.

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

      Om January 1, 2004, the board of directors added Mr. Ray Vuono as a director.

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

      Pursuant to an agreement with Film & Music Entertainment, Inc. entered into in October, 2003, the Company paid a one-time fee of $20,000 for a 10-year license for FELIX and agreed to pay a $1.00 royalty for each use of FELIX.


                          Recent Business Developments

      Currently, Med-Link has installed the Med-Link VPN at New Island Hospital in Bethpage, New York pursuant to a November 25, 2002 Telecommunications Service Agreement. Testing at that site has been completed and Med-Link has begun marketing the VPN and its other services to doctors and medical practices affiliated with New Island Hospital. The MedLink VPN has also been installed in a small specialty hospital in Los Angeels call the Miracle Mile medical Center as well as Access Imaging, Volant Imaging, and Landmark Imaging which are all radiology centers in the Los Angeles area with a little over 2,000 referring physicians collectively. In addition, Med-Link has begun demonstrating the VPN and other products at several hospitals and radiology centers in California. The Company is also in the initial phases of demonstrating the MedLink VPN's capabilities to two large radiology equipment suppliers who wish to find a solution to compete with the GE Centricity system which has caused them to both lose market share. The Company has also had discussions with a large governmental medical agency that is looking to connect the their 60 research centers across the US.

      During the fiscal year ended December 31, 2004, Med-Link focused its efforts and resources on the development, addition of value added resources, and implementation of the MedLink VPN(TM) through its wholly owned subsidiary MedLink VPN, Inc.

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

      While Med-Link does not currently have any marketing staff, it relies on its Chief Executive Officer, Ray Vuono, and associates of Medlink West to market its products and services. Depending upon the products and services ordered, Med-Link believes that the revenue to it per doctor will be between $200 and $300 per month from New Island Hospital doctors in addition to its other installations. However, there can be no assurance that a significant number of doctors will order Med-Link's products or services.

      In addition to hospitals, Med-Link plans to start offering its products and services to radiology practices as well as smaller medical practices and individual doctors who may be able to use the MedLink VPN to work from home or remote locations.

                  The Market for Med-Link Products and Services

      Med-Link believes that the market for its products and services consist of medium and larger medical practices that are looking to reduce their communication costs and increase employee efficiency. Med-Link believes that the best way to market to these doctors is by establishing a relationship with hospitals they are affiliated with, as it has done with New Island Hospital, UCLA, Miracle Mile Medical Center, and the radiology centers..

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

                                   Competition

      Med-Link believes that its competitions consists of the following:

      1. GE's Centricity system

      GE has established the Centiricity system which is a similar system to that of the MedLink VPN which it offers to radiology centers that buy and use GE equipment and software. The Company does not have the financial resources of GE but believes it has a superior product due to the scalability features of the VPN and its HL7 abilities which would be attractive to medical facilties that don't want to be tied into one vendors IT solutions.

      2. Hospitals which have set up their own answering service and VPN

      Med-Link is aware of a number of hospitals which have set up their own answering service and VPN and offer their doctors products and services similar to those to be offered by Med-Link.

      3. Answering Services

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

                               Customer Dependence

      Med-Link is in the early stages of its business development and is solely dependent on a few major customer, New Island Hospital, UCLA, Miracle Mile Medical Center and slect radiology groups. Med-Link believes that its future success will be dependent on it developing relationships with hospitals for access to their doctors. Without these relationships, Med-Link's business is unlikely to succeed.

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

      Currently, KKL, and its one employee, Konrad Kim, is engaged in providing services almost exclusively to Med-Link. Konrad Kim entered into an employment agreement with the Company on January 1, 2004 to provide services with respect to Med-Link and its VPN product. However, KKL may seek to market its services to others in the future.

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

                             The Company's Employees

      The Company currently has seven full time employees and four consultant which it relies upon for its business.

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

THE COMPANY'S AUDITED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 CONTAIN "GOING CONCERN" LANGUAGE

      Our independent auditor prepared a report for the Company's financial statements for the year ended December 31, 2004. The report states we might not be able to continue as a going concern. A "going-concern" opinion indicates that the financial statements are prepared assuming the business will continue as a going-concern, but there can be no guarantee that it will continue as a going concern. The Company is addressing the going concern opinion with its business plan to seek profitable acquisition targets and by running the businesses it has already acquired.

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

THE COMPANY CURRENTLY DEPENDS UPON A LIMITED NUMBER OF EMPLOYEES

      The Company's ability to successfully complete an acquisition depends on the efforts of the Company's three Directors and four Officers. Two of the Company's Directors also serves as, Officers. The Company has not obtained "key man" life insurance on any Officers or Directors. If the Company were to lose the services of any Officer or Director, this could have a material, adverse effect on our ability to achieve the Company's business objectives.

      One of the Company's Officers, who also serves as a Director, Konrad Kim, is also President of KKL. Therefore, he has conflicts of interest in allocating management time between the Company and KKL. We will rely on Mr. Kim's and our other Officers' expertise.

ONE STOCKHOLDER AND OUR AFFILIATES CURRENTLY OWN A MAJORITY OF THE COMPANY'S COMMON STOCK

      DDR, Ltd. owns approximately 22.1% of the Company's outstanding common stock, and, our affiliates, including DDR, beneficially own, including shares issuable upon exercise of outstanding options, a total of approximately 53.3% of our outstanding common stock. They therefore, together, have control over the outcome of all matters submitted to the stockholders for approval. This includes not only election of Directors, but also the decision whether to attempt to effect a merger or acquisition.

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

      The trading price of the Company's common stock is presently less than $5.00 per share. Therefore, trading in the Company's common stock is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under this rule, broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. These requirements include the broker making an individualized written suitability determination for the purchase. The broker must also receive the purchaser's written consent prior to the transaction. The Company's common stock is also subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with any trades involving a stock defined as a "penny stock." Penny stocks are, generally, any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions. Trading requires the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Such requirements could severely limit the market liquidity of the Company's common stock.

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

Item 2. Description of Property

      The Company currently utilizes office space located at 11 Oval Drive, Suite 200B, Islandia, N.Y. 11749. Its annual rental payments are $33,000 for 2004, $34,000 for 2005 and $20,000 for 2006. For the fiscal year ended December 31, 2004, the Company paid $33,000 in rent.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of the security holders, through solicitation of proxies or otherwise.

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


                                    High                       Low
                                    ----                       ---

1st Quarter 2003  -                 .19                       .06

2nd Quarter 2003  -                 .45                       .09

3rd Quarter 2003  -                 .80                       .33

4th Quarter 2003  -                 .76                       .44

1st Quarter 2004  -                 .78                       .43

2nd Quarter 2004  -                 .56                       .25

3rd Quarter 2004  -                 .45                       .18

4th Quarter 2004  -                 .33                       .16

1st Quarter 2005  -                 .34                       .14

      The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the above quotations is Yahoo Finance.

      As of December 31, 2004 there was one class of common equity held by approximately 1012 holders of record in addition to those who hold in street name.

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


                     Plan category                 Number of securities        Weighted average        Number of securities
                                                     to be issued upon        exercise price of      remaining available for
                                                        exercise of          outstanding options,        future issuance
                                                   outstanding options,      warrants and rights
                                                    warrants and rights
        -------------------------------------     ---------------------      -------------------     -----------------------
                                                            (a)                      (b)                       (c)

        Equity compensation plans approved by                       0                         0                         0
        security holders

        Equity compensation plans not approved              3,500,000 (2)                                       8,625,000 (3)
        by security holders (1)

        Total                                               3,500,000                                           8,625,000



(1) The Company entered into a consulting agreement with Munish K. Rametra as of October 1, 2001. Mr. Rametra resigned from the Company is June, 2003. Pursuant to the consulting agreement, Mr. Rametra agreed to perform the functions of a corporate general counsel to the Company by providing assistance to the Company in complying with applicable legal and regulatory requirements imposed by the federal securities laws and state law, assistance with structuring and administration of employee benefit arrangements, assistance in the preparation of, and review of all SEC filings, providing advice to the Company with respect to corporate governance issues, assistance in preparation and analysis of all contracts entered into in the ordinary course of the Company's business and providing assistance to the Company's outside counsel with respect to litigation or corporate matters as may be reasonably requested.

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

      The term of the consulting agreement with Mr. Rametra was twelve months. In the event that the Company wished to extend the term of the consulting agreement for an additional twelve months, the consulting agreement provides for the option to do so for compensation of (1) $10,000 per month either (i) in cash or (ii) in common stock at a 20% discount to the prevailing market value on the last business day of each month and (2) an option to purchase 1.2 million shares of common stock at fair market value on October 1, 2002. The Company extended the agreement. Mr. Rametra exercised all 2,400,000 options on October 1, 2004.

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

      On October 1, 2001, Mr. Rose received an option to purchase 500,000 shares of the Company's common stock at $.02 in consideration of his services as a Vice President of the Company. The option expires on October 1, 2004. Mr. Rose exercised 500,000 in October of 2004. On January 1, 2004, the Company entered into an employment agreement with Mr. Rose for him to serve as the Company's Vice President and Controller. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Rose is to receive 500,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 500,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Rose is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

      On October 1, 2001, the Konrad Kim received an option to purchase 500,000 of the Company's common stock at $.02 in consideration of his services as the Company's President and sole director. The option expires on October 1, 2004. Mr. Kim has exercised 100,000 in 2003 and 400,000 shares in October of 2004.

      On January 1, 2004, the Company entered into an employment agreement with Mr. Kim for him to serve as the Company's Chief Technical Officer. The term of the agreement is for three years and it provides for no cash compensation.
Pursuant to the agreement, Mr. Kim is to receive 100,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 100,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Kim is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company. On January 1, 2005, the Company contingent to Mr. Patel's resignation increased Mr. Kim's contract by 400,000 shares in compensation and 400,000 options on the same terms as above in consideration for his acceptance of Mr. Patel's responsibilities with the Company.

      On January 1, 2004, the Company entered into an employment agreement with Nilang Patel to serve as the Company's Chief Operating Officer. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Patel is to receive 400,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 400,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Patel is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company. Mr. Patel resigned on January 1, 2005 and forfeited the rest of his contract.

(2) Consists of the following number of options held by the following persons which were received pursuant to the agreements set forth above:

Jameson Rose                                         1,500,000
Ray Vuono                                            1,500,000
Nilang Patel                                           400,000
Dr. Michael Carvo                                            0
Konrad Kim                                             100,000

                                                     3,500,000

(3) Consists of the following numbers of options and common stock which can be issued to the following persons in 2005 and 2006 pursuant to their employment agreements dated January 1, 2004:

                          Common Stock                 Options

                          2005          2006         2005         2006
Ray Vuono              1,000,000     1,000,000    1,000,000   1,000,000
Jameson Rose             500,000       500,000      500,000     500,000
Konrad Kim               500,000       500,000      500,000     500,000
Totals                 2,000,000     2,000,000    2,000,000   2,000,000

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

      Pursuant to a December 28, 2001 Share Exchange Agreement between the Company and Med-Link USA, Inc., effective January 1, 2002, the Company exchanged 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link USA, Inc.'s shareholders. In exchange, Med-Link USA, Inc.'s shareholders delivered all of their issued and outstanding stock to the Company. The Share Exchange was accomplished pursuant to Section 4(2) of the Act in a private transaction based on the Med-Link USA, Inc. shareholders investment representations .

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

      In December, 2003, the Company issued 100,000 shares of common stock to Konrad Kim upon the exercise of options by him. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities. In October, 2004, Munish Rametra, a former consultant to the Company, exercised a total of 1,200,000 stock options at $.02 per share. The issuance to Mr. Rametra was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Rametra made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2004, Munish Rametra, a former consultant to the Company, exercised a total of 1,200,000 stock options at $.06 per share. The issuance to Mr. Rametra was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Rametra made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2004, James Rose, an employee of the Company, exercised a total of 1,232,545 stock options at $.02 per share. The issuance to Mr. Rose was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Rose made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2004, Konrad Kim, an employee of the Company, exercised a total of 400,000 stock options at $.02 per share. The issuance to Mr. Kim was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Kim made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In November, 2004, Marty Halfon, a former consultant to the Company, exercised a total of 100,000 stock options at $.10 per share. The issuance to Mr. Halfon was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Halfon made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

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

      Currently, KKL is engaged in providing services almost exclusively to Med-Link. Konrad Kim entered into an employment agreement with the Company on January 1, 2004 to provide services with respect to Med-Link and its Virtual Private Network ("VPN") product. However, KKL may seek to market its services to others in the future.

      The Company's principal product is the MedLink VPN. The MedLink VPN is a virtual private network which allows subscribing doctors to securely communicate with other doctors and to remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other information. The MedLink VPN incorporates several third-party applications, including Netwolves Corporation's WolfPac Server; LaserCard Systems Corporation's optical memory card; McGraw Hills Harrison's Online Access Medicine; Avreo, Inc.'s and Erad, Inc.'s radiology software; Film & Music Entertainment, Inc.'s FELIX streaming video system; and PerfectServe's and Wildgate Wireless, Inc.'s messaging services. The Company also offers messaging and paging services in conjunction with the MedLink USA. The Company has recently added a video conferencing application to the MedLink VPN which will allow subscribers to view and interact with the UCLA Center for Healthier Children, Families and Communities (the "UCLA Center"). This product allows for lectures and seminars to be broadcast and archived through the MedLink VPN. The MedLink VPN video conferencing application will be made available network wide on the MedLink VPN. In addition in the Company has recently added access to all subscribing physician's access to McGraw Hill's Harrison Online featuring Access Medicine which is a $135 value to each subscriber that they receive free with a paid subscription to one of the MedLink VPN's other paid services. Harrison Online is considered the most respected medical reference library in the world, which the Company added as an incentive to lure physicians to subscribe to the MedLink VPN. The MedLink VPN will be launching in the next few months the MedLink Lasercard EHR solution. In conjunction with Apollo Health Street, the Company has developed additional features to the Lasercard application to provide subscribers with a fully Portable and accessible EHR solution to not only meet their own needs but that of the paitents and the government mandate set in place by President Bush to establish a national portable electronic health record.

      Currently, the Company has installed the MedLink VPN at New Island Hospital in Bethpage, New York, The UCLA Center, Landmark Imaging, Access Imaging and Volant Imaging which are all in the Los Angeles area. The Company believes that it has a turnkey system which can be installed at other hospitals and medical practices, and has initiating a Value Added Reseller (VAR) program of the MedLink VPN. The Company will offer its MedLink VPN as a VPN platform for other networks related to healthcare and Social Services programs. Through MedLink FE, the Company hopes to market the MedLink VPN in Japan and other Asian countries. The Company believes that the VPN market will continue to grow and more applications will be made available for the MedLink VPN platform. The Company's current marketing plan is to market the VPN to Medical facilities such as Hospitals, government agencies and radiology centers. By signing a hospital with its large medical staff or radiology centers with a large referring physician base the Company believes it will be more effective and more cost efficient in recruiting paying subscribers/physicians to the MedLink VPN were the Company will ultimately realize the majority of its revenues.

STATUS OF THE VPN AT NEW ISLAND HOSPITAL

      The VPN at New Island Hospital is currently fully operational. A diagnostic station has been set up by Med-Link for viewing MRIs, CAT Scans and other images via the VPN and additional viewing stations have been added in certain strategic locations around the hospital including the doctors lounge and emergency room. The Company has also integrated via HL7 integration the Hospitals internal ADT (Admission, Discharge, & Transfer) system into the MedLink VPN. The MedLink EHR application will also be installed in the coming months upon completion of the development and testing by Apollo. As of the date of this report, marketing activities at New Island Hospital have been undertaken for the some 700+ doctors that the Company is focusing on becoming subscribers of the MedLink VPN, but the Company has limited it's activities towards those physicians until every aspect of the VPN can be installed and tested. The
Company believes in the long run it will have more success in marketing and retaining the physicians if it waits until the system integration at New Island Hospital is complete as opposed to offering them a piece meal system right now. The Company is very pleased in the results of the HL7 integration with the Hospital ADT, which solidifies the Company's representation that the VPN can be installed and integrated into any hospital information system or other applications.

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

      The Company has and will continue to use the VPN that it has set up at New Island Hospital as its primary marketing tool with other hospitals across the country. The Company has also engaged five agents in the California area to market and service the MedLink VPN product. The Company also plans to expand its operation in the New York area as well as in Philadelphia, where talks and marketing material has been distributed to a large University Hospital and its affiliates in the area. The Company is also in discussions with a medical research based government agency to streamline the data securely and efficiently between its 60 centers across the U.S. The Company is also in the intial phases of discussions with two large radiology equipment providers which have contacted the Company to utilize the MedLink VPN as an answer to GE's Centricity system, which utilizes similar technology to that of the VPN. However, the Company believes its technology is superior due to the scalability to non proprietary applications.

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

      MedLink West has now launched www.MedLinkwest.com The website presents corporate and medical news, an overview of MedLink West's extensive suite of services, including communications, financial, human resource, and insurance solutions, and features the MedLink VPN..

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

      In November 2004 the UCLA Center administered its first Lecture, entitled "Mapping Children's Development Progress in Canada" on the MedLink VPN. By utilizing the MedLink VPN and its secure communication platform, the UCLA Center will build a content library to be utilized by its affiliates around the world to help promote opportunities for improving the health and well being of children. The UCLA Center is affiliated with schools in the State of California and similar centers across the United States and around the world. The MedLink VPN will allow for the UCLA Center and its affiliated centers around the world to create a forum for the exchange of ideas, applications, research studies, and clinical data. Western Media Group Corporation will look to offer the MedLink VPN and its related services to organizations and institutions affiliated with the UCLA Center on a subscription basis.

      In October 2004 the Company entered into a Value Added Reseller agreement with LaserCard Systems Corporation to package an EMR (Electronic Medical Records) solution to its clients. The LaserCard optical memory card offers a secure and cost effective solution to bridge the information gap. Patients carry their own electronic patient record or dataset to the participating clinic, physician or provider without additional communication hardware or file transfer costs. In any health care setting, the optical memory card can transport secure, partial or complete electronic patient records, helping to expedite care, reduce costs, and perhaps save lives. The LaserCard-based patient record card can provide a secure permanent audit trail of all significant events, diagnoses, treatments and outcomes. Using the card, anonymous data can be accumulated automatically, and coupled with the established security features provided via the MedLink VPN, the card will help physicians and hospitals further ensure compliance with HIPAA.

      In February of 2005, the company entered into an agreement with Apollo Health Street Limited, a leading health information solutions provider, was chosen as its technology services partner to develop and enhance the MedLink EHR optical memory card application. The agreement called for a multi phase development of the product that will involve increased development and enhancements including an expanded dedicated team of developers, as well as customer support of for the product. The Company has announced an agreement whereby MedLink VPN, Inc. will offer eRAD Image Medical's web-based PACS solution, PracticeBuilder 1o2o3, as part of its MedLink VPN platform. PracticeBuilder 1o2o3 is a full featured digital radiology program that will be accessed by clients through the MedLink VPN portal. The MedLink VPN is a virtual private network that provides secure and HIPAA-compliant telecommunications on a platform that allows medical professionals the ability to transfer patient data, billing, insurance claims and other correspondence through a secure network environment. The technology also allows subscribing doctors to securely communicate with other doctors and to remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other information. MedLink VPN plans to install this solution at locations which have implemented the MedLink VPN. Currently the MedLink VPN is in operation at various locations in New York and California, and Western Media Group has plans to continue expansion of the MedLink VPN and its associated services utilizing various sales channels. The Company will now be able to offer the services of Perfect Serve including Perfect Serve's OnCall, through the MedLink VPN to its subscribing physicians. PerfectServe OnCall lets physicians give a single contact telephone number for others to call around the clock. This service works with all brands of peripheral communications devices including pagers, mobile phones, wireless devices, PDA's and standard telephones. Users may easily change the times that any device is active via the telephone or over the Internet. The MedLink VPN will also deploy other PerfectServe products, including the HIPAA-secure, IP-based voice/data network called ACDS (Assured Content Deliver Services) which allows organizations to push clinical data to its physicians network. ACDS is an application whereby a computer system capable of generating a secure web service event can "speak" to PerfectServe, for example a lab could send test results efficiently and securely. PerfectServe will complement MedLink Access, the automated answering service already offered via the MedLink VPN in conjunction with Wildgate Wireless in response to client demand for an automated answering service more suited for large practices.

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

      MedLink has had increased interest from a radiology groups that wish to have complete HIPAA compliant connectivity without the use of costly point-to-point T1 lines. MedLink believes that the MedLink VPN can be utilized in a cost effective manner on an even smaller scale whereby a physician can have complete HIPAA compliant connectivity between his or her home and office. The physician can also use the MedLink VPN tunnel to access its existing practice management applications; this would require system integration and the work would be performed through KKL, creating another source of potential income to the Company.

RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the year ended December 31, 2004 and 2003 were $0 and $14,375, respectively. The decrease in revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the Med-Link VPN at New Island Hospital and the discontinuation of services to customers who used only paging services.

      Expenses for the fiscal year ended December 31, 2004 and 2003 were $1,627,211 and $989,814, respectively. The increase in 2004 is primarily due to employment agreements entered into as of January 1, 2004.

      The Company had net losses of $(1,627,211) and $(4,470,905) in the fiscal years ended December 31, 2004 and December 31, 2003, respectively. The decrease in net losses resulted primarily from the Company's right off of goodwill in 2003 and its continued commitment to install its Med-Link VPN at Medical Centers across the country at no cost to the facility, without having yet received any revenues relating to the MedLink VPN installed and the employment agreements entered into as of January 1, 2004.

Liquidity and Capital Resources

      At December 31, 2004, the Company had a working capital deficiency of_$365,042. While the Company believes revenue that will be earned from the MedLink VPN will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

Critical Accounting Policies

      The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-KSB for the year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Item 7. Financial Statements

      The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      In March, 2005, the Company retained Jewett, Schwartz & Associates, Certified Public Accountants with an office at 2514 Hollywood Blvd, Hollywood, FL 33020 to perform an audit of the Companys year end consolidated financial statements. The change was made due to Farber, Blicht, Eyerman & Herzog internal decision to no longer pursue SEC related accounting work due to the costs associated. However, Farber, Blicht, Eyerman & Herzog continue to prepare the Company's financial statements in prepearation for the audit committed bu Jewett, Schwartz & Associates.

Item 8A. Controls and Procedures

      As of April 1, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

      Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and Vice President of the Company have identified the following internal control deficiencies:

      1. lack of segregation of duties relating to cash, receivables and safeguarding of assets; and

      2. failure to file sales and payroll tax returns.

      The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 1, 2005.

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


Name                       Age              Position                            Director or Officer Since
Ray Vuono                  39               Chief Executive Officer,            January 1, 2004
                                            President and Director

Konrad Kim                 33               Director and                        October, 2000
                                            Chief Technology Officer

Dr. Michael Carvo 52                        Director and                        January 1, 2002
                                            President of
                                            Med-Link, USA, Inc.


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

Significant Employees

Jameson Rose, Vice President & Chief Financial Officer (26)

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

Item 10. Executive Compensation

      The following compensation was paid to the Company's Chief Executive Officer and other officers during the periods indicated:


                                                                SUMMARY COMPENSATION TABLE

                                                                                           Long Term Compensation
                                                                                      ----------------------------------
                                                     Annual Compensation                 Awards             Payouts
                                                  --------------------------------    ----------------------------------
                                                                                                                              All
                                                                        Other         Restricted    Securities               Other
                                                                        Annual         Stock        Underlying     LTIP      Compen
                                                  Salary      Bonus   Compensation     Award(s)    Options/SARs   Payouts   -sation
Name and Principal Position             Year       ($)         ($)        ($)            ($)            (#)         ($)        ($)
                                        ----      ------      -----   ------------     --------    ------------   -------    -------
Ray Vuono, CEO (1)                      2004     $        0           $        0      1,000,000      1,000,000
                                        2003     $        0           $        0        374,505              0
                                        2002     $        0           $        0        419,272      1,200,000
                                        2001     $   69,000           $   69,000      1,035,000      1,200,000

Jameson Rose, Vice President (2)        2004     $        0           $        0        500,000        500,000
                                        2003     $        0           $        0        130,606              0
                                        2002     $        0           $        0        300,000      1,500,000
                                        2001     $   24,000           $   28,800        900,000      1,000,000

Konrad Kim, former President            2004     $        0           $        0        100,000        100,000
current CTO                             2003     $        0           $        0              0              0
                                        2002     $   39,738           $        0              0        500,000
                                        2001     $        0           $        0              0


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

                                                              Amount and
                                    Name and                  Nature of
Title of Class             Address of Beneficial Owner        Beneficial Ownership      Percent of Class
--------------------------------------------------------------------------------------------------------
$.01 par                   4J's Enterprises                   2,000,000                    5.57%
value per                  1215 Court North Drive
share                      Melville, New York  11747
common

$.001 par                  DDR, Ltd.                          7,941,502                    22.11%
value per                  560 Broadhollow Road
share                      Suite 304
common                     Melville, New York  11747

$.01 par (1)               Ray Vuono                          2,735,524                    7.60%
value per                  11 Oval Drive, Suite 200B
share                      Islandia, New York  11749
common

$.001 par                  Munish Rametra                     2,577,431                    7.15%
value per                  11 Oval Drive, Suite 200B
share                      Islandia, New York  11749
common

$.001 par (2)              Jameson Rose                       3,366,740                    9.35%
value per                  11 Oval Drive, Suite 200B
share                      Islandia, New York  11749
common

$.001 par                  Dr. Michael Carvo, Director        1,750,000                    4.87%
value per                  560 Broadhollow Road
share                      Suite 201
common                     Melville, New York  11747

$.001 par (3)              Konrad Kim                         800,000                      2.22%
value per                  11 Oval Drive, Suite 200B
share                      Islandia, New York  11749
common

All officers and directors as a group                         8,652,264                    24.08%


(1) Includes 1,500,000 shares issuable upon the exercise of options granted to Mr. Vuono in October, 2001 and pursuant to Mr. Vuono's consulting agreement.

(2) Includes 1,500,000 shares issuable upon exercise of options granted to Mr. Rose in October, 2001 and pursuant to his consulting agreement.

(3) Includes 100,000 shares issuable upon exercise of optionsb granted to Mr. Kim pursuant to his consulting agreement.

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

Item 13. Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.


SEC Ref.
No.               Title of Document
---------         -----------------
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

10.6              Share Exchange Agreement between the Company and Med-Link USA, Inc.
                  dated December 28, 2001 (4)

10.7              Asset Purchase Agreement between the Company and 4J's Enterprises dated
                  January 23, 2002 (5)

10.8              Telecommunications Services Agreement dated November 27, 2002 between New Island Hospital and Med-Link USA, Inc. (6)

10.9              Messaging Service Agreement made as of November 22, 2002 between
                  Total Infosystems, Inc. and Med-Link USA, Inc. (6)


10.10             Employment Agreement between the Company and Ray Vuono dated January 1, 2004; (7)

10.11             Employment Agreement between the Company and Jameson Rose dated January 1, 2004; (7)

10.12             Employment Agreement between the Company and Nilang Patel dated January 1, 2004;
(7)

10.13             Employment Agreement between the Company and Konrad Kim dated January 1, 2004; (7)

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

(7) Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 15, 2004.

Item 14. Principal Accountant Fees and Services.

      Farber, Blicht, Eyerman & Herzog, LLP ("FBEH") was the Company's principal accountant during the fiscal years ended December 31, 2003 and December 31, 2002. During those fiscal years, the Company incurred the following fees with FBEH for the following services:

                             2003        2002

Audit Fees *               $38,116     $37,730
Audited Related Fees
Tax Fees                   $ 3,455     $ 3,900
All Other Fees
Out-of-Pocket Expenses

    Total                  $41,571     $41,630

* "Audit  Fees"  include  fees  related  to the  audit of the  Company's  annual
financial   statements  and  reviews  of  the  Company's   quarterly   financial
statements.

      All services provided by FBEH during the fiscal years ended December 31, 2004 and December 31, 2003 were approved by management only. The Company does not have an audit committee of its Board of Directors or any pre-approval policies or procedures for non-audit or other services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MEDIA GROUP CORPORATION


By:/s/ Ray Vuono
       ------------------------------------------------   Dated: April 14, 2004
       Ray Vuono, Chief Executive Officer and President

By:/s/ Konrad Kim
       ------------------------------------------------   Dated: April 14, 2004
       Konrad Kim, President and Director

By:/s/ Dr. Michael Carvo
       ------------------------------------------------   Dated: April 14, 2004
       Director

By:/s/ Jameson Rose
       ------------------------------------------------   Dated: April 14, 2004
       Vice President and Principal Financial Officer

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


                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

Part I: Financial Statements

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet at December 31, 2004

      Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from February 10, 2000 (inception) through December 31, 2004

      Consolidated Statements of changes in Stockholders' Deficiency

      Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from February 10, 2000 (inception) through December 31, 2004

      Notes to Consolidated Financial Statements

             Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Western Media Group Corporation and subsidiaries

      We have audited the accompanying consolidated balance sheet of Western Media Group Corporation and Subsidiaries (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Western Media Group Corporation and Subsidiaries for the year ended December 31, 2003. Those statements were audited by other auditors whose report included an explanatory paragraph that described factors that raise substantial doubt about the Company's ability to continue as a going concern.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Media Group Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at December 31, 2004. The Company is working on various alternatives to improve the Company's financial resources which are also described in Note 2. Absent the successful completion of one of these alternatives, the Company's operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Jewett, Schwartz, & Associates

Hollywood, Florida
April 14, 2005

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

                                     Assets
                                     ------

Current assets:
 Cash                                                       $    1,900
 Accounts receivable                                               227
                                                            ----------

     Total current assets                                        2,127

Office equipment, net of
 accumulated depreciation of $17,869                            43,943
Intangible asset, net of
 accumulated amortization of $7,514                             56,186
Security deposit                                                 5,400
                                                            ----------

                                                            $  107,656
                                                            ==========

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities:
 Accounts payable and accrued expenses                      $  288,881
 Loans payable - related parties                                78,288
                                                            ----------

     Total current liabilities                                 367,169
                                                            ----------
Stockholders' Deficiency:
 Preferred stock undesignated;
  5,000,000 shares authorized
  400 shares issued, rescinded in 2004
 Common stock $.001 par value;
   authorized 95,000,000 shares;
   issued 35,919,884 shares                                     35,919
   outstanding 35,819,884
 Additional paid-in capital                                  8,040,348
 Deficit accumulated during the development stage           (8,278,780)
                                                            ----------

Treasury stock (100,000 shares)                                (57,000)

                                                            ----------
Total stockholders' deficiency                                (259,513)
                                                            ----------

                                                            $  107,656
                                                            ==========


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Period from
                                                                                 February 10,
                                                                                2000(inception)
                                            Years ended                              to
                                            December 31,                        December 31,
                                    ----------------------------                ------------
                                    2004                     2003                    2004
                                    ----                     ----                    ----
Revenues                         $         0             $    14,375             $   324,207
                                 -----------             -----------             -----------

Costs and expenses:
 General and
   administrative                  1,608,102                 581,836               2,913,479
 Depreciation and                     19,109                 407,353                 810,394
                                 -----------             -----------             -----------
   amortization                    1,627,211                 989,189               3,723,873
                                 -----------             -----------             -----------

Operating loss                    (1,627,211)               (974,814)             (3,399,666)
                                 -----------             -----------             -----------
Other income (expense):
 Interest expense                     --                       --                     (11,311)
 Cost of aborted
   acquisition                        --                       --                  (1,375,000)
 Interest income                      --                         790                   4,078
 Loss on impairment
   of assets                               0              (3,496,881)             (3,496,881)
                                 -----------             -----------             -----------
                                           0              (3,496,091)             (4,879,114)
                                 -----------             -----------             -----------

Net loss                         $(1,627,211)            $(4,470,905)            $(8,278,780)
                                 ===========             ===========             ===========

Basic and diluted
  loss per share                 $      (.05)            $      (.17)
                                 ===========             ===========

Weighted average number
  of basic and diluted
  shares outstanding              32,523,620              26,551,920
                                 ===========             ===========


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                         Common Stock            (Deficit)
                                       $.001 Par Value           Accumlated
                                    --------------------         Additional  During the
                                    Number of                    Paid-In    Development    Subscription    Treasury
                                     Shares        Amount        Capital       Stage        Receivable       Stock         Total
                                     ------        ------        -------    ----------      ----------     --------        -----
Formation of KKL at
 inception (February 10, 2000)             --    $       --    $      900     $       --    $       --     $       --    $      900

Adjustment to reflect effective
 capitalization of KKL
 immediately preceding
 reverse acquisition                9,000,000         9,000          (900)            --        (8,100)            --            --

Shares deemed issued to
 reflect reverse
 acquisition of KKL                 2,499,310         2,499            --             --            --             --         2,499

Net income - 2000                          --            --            --         17,775            --             --        17,775
                                   ----------   -----------   -----------     ----------    ----------     ----------    ----------
December 31, 2000                  11,499,310        11,499            --         17,775        (8,100)            --        21,174


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Continued)

                                                                             Surplus
                                        Common Stock                        (Deficit)
                                    --------------------      Additional     During
                                    Number of                   Paid-In    Development     Subscription     Treasury
                                     Shares       Amount        Capital       Stage         Receivable        Stock        Total
                                     ------       ------        -------    -----------      ----------      --------       -----
Balance brought forward            11,499,310   $    11,499   $        --   $    17,775    $    (8,100)   $        --   $    21,174

Cash contributed by DDR                    --            --        13,000            --          8,100             --        21,100
Shares issued in connection
 with assignment of
 indebtedness                         120,000           120        29,880            --             --             --        30,000
Shares issued in connection
 with confidential and
 non-disparagement agreement
 related to aborted acquisition     1,100,000         1,100     1,373,900            --             --             --     1,375,000
Shares issued for cash
 consideration                         75,000            75        13,925            --             --             --        14,000
Shares issued for consulting
 services                           4,095,000         4,095       158,755            --             --             --       162,850
Imputed interest on officer/
 stockholder loan                          --            --           947            --             --             --           947
Other                                      13            --            --            --             --             --            --
Net loss for the year ended
 December 31, 2001                         --            --            --    (1,465,035)            --             --    (1,465,035)
Less deferred charges                      --            --            --            --             --             --      (134,075)
                                   ----------    ----------    ----------    ----------     ----------     ----------    ----------

Balance at December 31, 2001       16,889,323        16,889     1,590,407    (1,447,260)            --             --        25,961


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Continued)

                                                                                  Surplus
                                             Common Stock                        (Deficit)
                                        ---------------------        Additional   During
                                         Number of                    Paid-In    Development  Subscription  Treasury
                                          Shares       Amount         Capital      Stage       Receivable     Stock      Total
                                          ------       ------         -------      -----       ----------     -----      -----
Balance at December 31, 2001
  (brought forward)                     16,889,323   $    16,889   $ 1,590,407   $(1,447,260)   $      --   $      --   $    25,961

Shares issued in connection with
 the Med-Link USA, Inc.  acquisition     2,000,000         2,000     2,098,000            --           --          --     2,100,000
Shares issued in connection
 with Four J's fixed assets
 acquisition                             2,000,000         2,000     1,915,000            --           --          --     1,917,000

Shares issued in connection
 with the exercise of
 consultant's options                    1,147,389         1,147        21,801            --           --          --        22,948
Shares issued for consulting
 services                                1,294,272         1,294        51,956            --           --          --        53,250
Net loss for the year ended
 December 31, 2002                              --            --            --      (733,404)          --          --      (733,404)
Amortization of deferred
 charges                                        --            --            --            --           --          --       134,075
                                        ----------    ----------    ----------    ----------   ----------   ---------     ----------

Balance at December 31, 2002            23,330,984        23,330     5,677,164    (2,180,664)          --          --     3,519,830


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Continued)

                                                                                 Surplus
                                        Common Stock                            (Deficit)
                                    ---------------------        Additional      During
                                    Number of                     Paid-In      Development  Subscription   Treasury
                                     Shares         Amount        Capital        Stage      Receivable       Stock          Total
                                     ------         ------        -------        -----      ----------     --------         -----
Balance at December 31, 2002
 (brought forward)                 23,330,984    $    23,330    $ 5,677,164    $(2,180,664)    $     --    $      --    $ 3,519,830
Shares issued for consulting
 and developmental services         1,342,911          1,343        524,657             --           --           --        526,000
Shares issued in connection
 with the exercise of
 consultants options                1,120,066          1,120         21,281             --           --           --         22,401
Shares issued in settlement
 of indebtedness to officer           493,378            494        221,527             --           --           --        222,021
Shares sold at $.04 per share         500,000            500         19,500             --           --           --         20,000
Shares sold at $.065 per share      3,000,000          3,000        192,000             --           --           --        195,000
Net loss for year ended
 December 31, 2003                         --             --             --     (4,470,905)          --           --     (4,470,905)
Shares acquired from an
 officer of the company                    --             --             --             --           --      (57,000)       (57,000)
Less deferred charges                      --             --             --             --                        --       (145,125)
                                   ----------    -----------    -----------    -----------     --------    ---------     ---------
Balance at December 31, 2003       29,787,339         29,787      6,656,129     (6,651,569)          --      (57,000)      (167,778)


                 See accompanying notes to financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Continued)

                                                                           Surplus
                                        Common Stock                       (Deficit)
                                    ---------------------    Additional     During
                                    Number of                 Paid-In     Development  Subscription  Treasury
                                     Shares        Amount     Capital        Stage      Receivable     Stock          Total
                                     ------        ------     -------        -----      ----------     -----          -----
Balance at December 31, 2003
 (brought forward)                 29,787,339       29,787    6,656,129   (6,651,569)           --       (57,000)     (167,778)
Shares issued for employment
 services rendered and to be
 rendered                           2,000,000        2,000    1,178,000           --            --            --     1,180,000
Amortization of deferred charges           --           --           --           --            --            --       145,125
Warrants issued and exercised
 relating to finders fee
 agreement                            100,000          100       43,600           --            --            --        43,700
Adjustment relating to the
 exercise price of a
 consultants options                       --           --       28,000           --            --            --        28,000
Shares issued in connection
 with the exercise of
 shareholders/consultants
 options                            4,032,545        4,032      124,619           --            --            --       128,651
Net loss for the year ended
 December 31, 2004                         --           --           --   (1,627,211)           --            --    (1,627,211)

Balance at December 31, 2004       35,919,884  $    35,919  $ 8,040,348  $(8,278,780)  $        --   $   (57,000)  $  (259,513)


                 See accompanying notes to financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Period from
                                                 For the years       February 10,
                                                     ended             2000 to
                                                 December 31,         December 31,
                                                 ------------        ------------
                                             2004          2003          2004
                                             ----          ----          ----
Cash flows from operating activities:
 Net loss                                $(1,627,211)  $(4,470,905)  $(8,278,780)
 Adjustments to reconcile net loss
  to cash flows used in operating
  activities:
    Depreciation and amortization             19,109       407,353       810,394
    Amortization of deferred charges         145,125            --       279,200
    Issuance of common shares for
     consulting and other services
     rendered                              1,346,651       380,875     3,184,551
    Loss on impairment of assets                  --     3,496,881     3,496,881
    Imputed interest on officer's loan            --            --           947
    Accounts receivable                        2,193         3,632        19,613
    Accrued expenses and other
      current liabilities                     57,819        44,817       200,336
    Other assets                                  --          (622)         (622)
                                         -----------   -----------   -----------

Cash flows used in operating
 activities                                  (56,314)     (137,969)     (287,480)
                                         -----------   -----------   -----------

Cash flows from investing activities:
 Purchase of equipment                       (18,702)      (38,590)      (77,801)
 Purchase of intangible asset                     --       (20,000)      (20,000)
 Cash acquired in Med-Link acquisition            --            --           274
 Investments in partnerships                      --            --        (7,546)
                                         -----------   -----------   -----------

Cash flows used in investing activities      (18,702)      (58,590)     (105,073)
                                         -----------   -----------   -----------

Cash flows from financing activities:
  Issuance of common stock                        --       237,401       339,147
  Repayment of bank loans                         --            --       (47,333)
  Proceeds from loan payable                      --            --        45,908
  Advances from officer/shareholders          22,881        11,059        55,253
                                         -----------   -----------   -----------

Net cash flows provided by financing
 activities                                   22,881       248,460       392,975
                                         -----------   -----------   -----------

Net increase (decrease) in cash              (52,135)       51,901           422
Cash - beginning of year                      54,035         2,134         1,478
                                         -----------   -----------   -----------

Cash - end of year                       $     1,900   $    54,035   $     1,900
                                         ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                            Period from
                                        For the years       February 10
                                            ended              2000 to
                                         December 31,       December 31,
                                         ------------       ------------
                                      2004         2003         2004
                                      ----         ----         ----
Supplemental disclosures of cash
 flows information:
  Cash paid during the year for:

    Interest                      $      --        $      --         $  11,300
                                  =========        =========         =========

    Income taxes                  $   3,600        $   5,600         $   9,500
                                  =========        =========         =========

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

            The business of the Company is carried out by two of its wholly owned subsidiaries, Med-Link USA, Inc. ("Med-Link"), Med-Link VPN Company, through which it plans to market its Med-Link VPN products, and by K-Rad Konsulting, LLC ("KKL"). The Company also has two inactive subsidiaries, Western Media Acquisition Corp. (formerly Western Media Sports Holdings, Inc.), and Western Media Publishing Corp. The Company has also entered into two joint-venture agreements in 2004 to market its products (see Note 12).

            On January 1, 2002, the Company acquired Med-Link, a privately held New York corporation, pursuant to a share exchange agreement dated December 28, 2001.

            Pursuant to the Agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Med-Link's shareholders for all the issued and outstanding shares of Med-Link. The preferred shares had no measurable economic value and were canceled in 2004. The acquisition of Med-Link was accounted for under the purchase method of accounting, with resulting goodwill in the amount of $2,292,779 (see Note 1 - Goodwill).

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

            The Company entered into a consulting agreement with one of the former officers and consultants of DDR in October, 2001 (see Note 8).

            As of December 31, 2004, DDR owns approximately 25% of the Company's outstanding common shares.

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

      Revenues are recognized when services are provided and collectability of payment is reasonably assured in accordance with the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Goodwill and Indefinite-Lived Purchased Intangible Assets

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the beginning of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Long-Lived Assets

      The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

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

      Concentration of Credit Risk

            Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of revenue, trade accounts receivable and cash. The Company grants credit to domestic companies located throughout the New York tri-state area. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

            At December 31, 2004, the Company deems no allowances for doubtful accounts on its trade accounts receivable is necessary.

      Deferred Income Taxes

            Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2004.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Deferred Income Taxes (continued)

            The Company, as of December 31, 2004 had available approximately $5,156,000 of net operating loss carry forwards to reduce future Federal income taxes. The Company has operating loss carry forwards which are due to expire from 2006 through 2019. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.

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

            In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented. For the years ended December 31, 2004 and 2003, the weighted average number of shares outstanding used in the per share computation was 32,523,620 and 26,551,920, respectively.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Fair Value of Financial Instruments

            At December 31, 2004, the carrying amounts of the Company's assets and liabilities approximate fair value.

      Comprehensive Income

            The Company adopted SFAS No. 130, which had no impact on the Company's financial position, results of operations or cash flows for the periods presented.

      Accounting for Stock-Based Compensation

            As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based compensation - Transition and Disclosure," which amended SFAS No 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. As of December 31, 2004, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-08"), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not impact earnings per share in 2004.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory Pricing

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin ("APB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005. Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has minimal revenue. During the years ended December 31, 2004 and 2003, the Company incurred net losses of $1,627,211 and $4,470,905, respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management may raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising additional capital.


NOTE 3 - INTANGIBLE ASSETS

      In 2003, the Company entered into a License Agreement with a company for the exclusive right to use their Linux-based real-time streaming video system. The system is designed to transmit video and other large media files without the delays associated with video buffering. The cost of the license of $63,700, which includes a finders fee paid in the amount of $43,700 (see Note 8b), is being amortized over the life of the License Agreement (10 years). The streaming video system is utilized on the MedLink VPN for tele conferencing, tutorials, lectures, and announcements. And management has determined there is no impairment as of 12/31/04 for the above mentioned intangible assets. The Company recorded charges for the impairment of long-lived assets in the amount of $3,496,881 in 2003. The Company recorded a charge for the impairment of goodwill of $2,292,779 which resulted forma deteriation of future estimated cash flows anticipated form the medlink acquisition. In addition the Company also recorded charges for the impairment of property, plant and equipment of $1,204,102, primarily related to the software and other related equipment acquired Four J's Enterprises, which software and equipment was used in conjunction with the MedLink VPN operations.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

      As of December 31, 2004, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                       Estimated
                                        useful
                                     life (years)            Amount
                                     ------------            ------

         Furniture and fixtures           5                  $12,383
         Leasehold improvements           3                   10,423
         Office equipment                 5                   10,773
         Computer equipment               5                   28,233
                                                              ------
                                                              61,812
         Less accumulated depreciation                        17,869
                                                              ------

                                                             $43,943
                                                             =======

      The Company determined that in 2003, there was an impairment of property and equipment and charged operations for such impairment aggregating $1,204,102.

NOTE 5 - LOAN PAYABLE - RELATED PARTIES

      The Company, as of December 31, 2004, has loans due to three of its employees/shareholders in the amount of $78,288.1. These loans are payable on demand and are non-interest bearing.

      As of December 31, 2003, Western Media Group Corp. and Med-Link had loans due in the amount of $45,908 to a company that is owned by the family of a more than 5% owner of Western Media Group Corp. In 2004, one of the shareholders assumed this obligation. This loan was non-interest bearing and is payable on demand.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      As of December 31, 2004, accounts payable and accrued expenses consisted of the following:

                Professional fees     $112,804
                Telephone               50,107
                Payroll taxes           70,455
                Sales tax payable       27,742
                Miscellaneous           27,773
                                      --------

                                      $288,881
                                      ========

NOTE 7 - DEFERRED CHARGES

      Deferred charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company's common shares (See Note 8). Such charges were being shown as a reduction of the Company's stockholders' equity in the accompanying Consolidated Statement of Shareholders' Equity (Deficit) and were amortized over the period of the services rendered. As of December 31, 2004 deferred charges were fully amortized.


NOTE 8 - STOCKHOLDERS' EQUITY

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

      For  the  year  ended  December  31,  2004,   $1,180,000  was  charged  as
compensation to operations for the above-mentioned Employment Agreements.

      b) On October 27, 2003, the Company entered into a Finders Fee Agreement with an outside independent consultant. Under the terms of the Agreement, the Company will pay the consultant 100,000 warrants to purchase 100,000 shares of the Company's common stock (the warrants are exercisable at $.10 per share up to one year) upon the Company signing a contract for the exclusive licensing rights of the technology product known as FELIX. The Company signed this licensing contract in 2003. The warrants were valued using the black-scholes option model at the date of the licensing agreement using the following assumptions: (life - 1 year, risk free interest rate - 3%, volatility - 100% and dividend yield - 0%). The consultant exercised his options in 2004.

            The total value of the warrants were $43,700 and are being amortized over the life of the license agreement (10 years).

      c) On January 16, 2004, the Company entered into two Consulting Agreements with two companies. Under the terms of the Agreements, the Company will compensate the consultants with options to purchase 250,000 and 500,000 shares of the Company's common stock for introducing the Company to hospitals and health care organizations who ultimately sign agreements for the Company's services with the Company or Med-Link. The options are exercisable at $.05 per share. No introductions were made as of December 31, 2004. The options have been subsequently cancelled.


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

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

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

            For the year ended December 31, 2004, $145,125 has been charged to operations for the above-mentioned transactions.

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

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

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

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

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

            In addition, the aforementioned individuals received options to purchase 3,400,000 common shares at an exercise price of $.02, which shares vested eight months after the commencement date of the agreement. In December 2002, one of the individuals exercised his option to purchase 1,147,389 common shares at $0.02 per share. In 2003, two consultants exercised 267,455 and 752,611 shares of their common share options, respectively, at $0.02 per share. During the third quarter of 2004, the Company discovered that 700,000 shares of options should have been exercised at a price of $0.06 instead of $0.02. This was immediately rectified, resulting in an increase in additional paid-in capital and a reduction in the amount due the consultant, in the amount of $28,000. In October 2004, two shareholders exercised 1,932,545 of their common shares options at $.02 per share. All the above-mentioned options expired in October 2004.

      All of the aforementioned consulting agreements provided for a one year extension at the Company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares at a 20% discount to the prevailing market value on the last business day of each month, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002 ($.06). In connection therewith, 1,294,272 shares were issued for consulting services, which were valued at $53,250 during the fourth quarter of 2002. In 2003, the Company issued 1,092,911 shares of its common stock for consulting services, which were valued at $129,000. In October 2004, 1,200,000 common shares options were exercised by one of the shareholders at an exercise price of $.06 per share. See Note 8a for new employment contracts with two of the aforementioned consultants.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

            In October 2001, the Company granted stock options to two stockholders to purchase 1,000,000 shares (500,000 shares each) of the Company's common stock, at an exercise price of $0.02. These stock options expired in October 2004. One of the stockholders exercised 100,000 of their options in December 2003 and 400,000 in October 2004. The other stockholder exercised 500,000 of their options in October 2004.

      k) The following is a summary of the stock options outstanding during the year ended December 31, 2004 and 2003.

                                                2004             2003
                                                ----             ----
Stock options outstanding, beginning
 of year                                      5,632,250        6,652,611
Stock options granted during the year         2,000,000               --
Stock options exercised during the year      (4,132,545)      (1,020,066)
Stock options canceled                               --               --
                                              ---------        ---------

Stock options outstanding, end of year        3,499,705        5,632,545
                                              =========        =========

NOTE 9 - TREASURY STOCK

      In December 2003, the Company acquired 100,000 shares of its stock at $.57 per share (valued at the fair market value at date of acquisition) from an officer of the Company, the proceeds of which were used to offset the officer's loan to the Company in the amount of $56,437.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - ACCOUNTING FOR STOCK-BASED COMPENSATION

      The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation.

                                          For the year ended
                                          ended December 31,
                                          ------------------
                                       2004                2003
                                       ----                ----

Net loss (as reported)              $(1,627,211)     $  (4,470,905)

Adjusted for stock compensation
 costs, had all options been
 recorded at fair value                (106,400)                --
                                    -----------      -------------

Adjusted net loss                   $(1,733,611)     $  (4,470,905)
                                    ===========      =============
Basic earnings per share
 (as reported)                      $      (.05)     $        (.17)
                                    ===========      =============

Basic earnings per share
 (as adjusted)                      $      (.05)     $        (.17)
                                    ===========      =============

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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      On July 23, 2004, the Company entered into a joint venture agreement with JMS Capital Partners, LLC ("JMSCP") to acquire 50% interest in Medlink West Inc.. Medlink West will maintain offices in Los Angeles and provide, among other things, sufficient personnel for customer support and service for the Med-Link VPN. In consideration of entering into this agreement and the services to be performed, as defined in the agreement, the Company will issue to JMSCP 2,000,000 shares of its $.001 par value common stock and options to purchase 1,000,000 shares of its common stock priced at a 15% discount to the 100-day moving average of the stock or the price as of a mutually agreed upon date within 90 days prior to the exercise of the option. The options expire July 12, 2009. Under the terms of the agreement, JMSCP shall purchase 400 shares of MedLink West Inc. common stock for an initial capital contribution of $90,341, representing expenses incurred as of the date of this agreement and will contribute an additional amount of $400,000 to maintain current operations. The Company shall purchase 400 shares of MedLink West Inc. common stock for its initial capital contribution of the rights to provide service and support to the products. The joint venture agreement commenced on July 12, 2004 and expires on December 31, 2007 unless terminated by either party in accordance with the Agreement. As of December 31, 2004, the Company has not issued the aforementioned 2,000,000 shares and has not received documentation supporting the $90,341.70 of expenses incurred as of the date of the Agreement. Because of the unresolved matters discussed above the effect of this transaction has not been reflected in the accompanying financial statement.

      On August 30, 2004 Western Media Group Corporation entered into a joint venture agreement with Tokyo Consulting Group ("TCG"), MedLink West, Inc through a new corporation MedLink FE, Inc. MedLink FE, Inc. will provide the marketing, implementation, customer service and support for the MedLink VPN in the Far Eastern Countries. The Company will own 50.50% of MedLink FE, Inc. (which includes 16.5% through the Company's 50% interest in MedLink West, Inc. In consideration of TCG performance, the Company agreed to issue 250,000 shares of its $.001 par value common stock to TCG. During 2004, no services were rendered by TCG and as at December 31, 2004, the Company has not issued any common shares for this joint venture.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

      In January 2005, the Company enterd into a Master Services Agreement with Apollo Health Street, Inc. Under the terms of the agreement the Company committed $40,000 to the 1st phase of the development of the MedLink EHR (Electronic Health Record) application.

      In March 2005, the Company entered into subscription agreements with six individuals for a private placement to purchase 3,500,000 shares of Western Media Group Corporation's stock for a purchase price of $.05 per share.

In March 2005, the Company entered into a subscription agreement with an individual for a private placement in the amount of $195,000 to purchase 666,667 shares of Western Media Group Corporation's stock for a purchase price of $.1425 per share.