Form 10QSB
period 2005-03-31
WESTERN MEDIA GROUP CORP
filed 2005-05-23
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

                                  631-342-8800
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes {X} No { }

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of April 16, 2005 were 42,098,456 shares outstanding.

Transitional Small Business Format: Yes [ ] No [X]

Item 1.
                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX

Part I:  Financial Statements

      Item 1:  Financial Statements

                Consolidated Balance Sheets
                March 31, 2005 (unaudited)
                and December 31, 2004 (audited)

                Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited) and for the period from February 10, 2000 (inception) through March 31, 2005 (unaudited)

                Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited) and for the period from February 10, 2000 (inception) through March 31, 2005 (unaudited)

                Notes to Consolidated Financial Statements

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     Assets
                                     ------

                                                      March 31,     December 31,
                                                        2005            2004
                                                    ------------    ------------
                                                    (Unaudited)

Current assets:
 Cash                                               $     80,111    $      1,900
 Accounts receivable                                          --             227
                                                    ------------    ------------

     Total current assets                                 80,111           2,127

Office equipment (at cost), net of
 accumulated depreciation of $20,791;
 $17,869 at December 31, 2004                             41,021          43,943

Intangible asset (at cost), net of
 accumulated amortization of $9,107;
 $7,514 at December 31, 2004                              54,593          56,186

Security deposit                                           5,400           5,400
                                                    ------------    ------------

                                                    $    181,125    $    107,656
                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

                                                    March 31,       December 31,
                                                      2005             2004
                                                  ------------     ------------
                                                  (Unaudited)

Current liabilities:
 Accounts payable and accrued expenses            $    288,718     $    288,881
 Loans payable - related parties                        66,852           78,288
                                                  ------------     ------------

     Total current liabilities                         355,570          367,169
                                                  ------------     ------------

Stockholders' Deficiency:
 Preferred stock undesignated
   5,000,000 shares authorized
   400 shares issued, rescinded
   in 2004
 Common stock $.001 par value;
   authorized 95,000,000 shares;
   issued 42,098,456 shares; 35,919,884
   at December 31, 2004                                 42,098           35,919
 Additional paid-in capital                          8,884,169        8,040,348
 Subscriptions receivable                              (25,250)              --
 Deferred compensation                                (435,000)              --
 Deficit accumulated during the
   development stage                                (8,583,462)      (8,278,780)
                                                  ------------     ------------
                                                      (117,445)        (202,513)
Treasury stock (100,000 shares),
 at cost                                               (57,000)         (57,000)
                                                  ------------     ------------

Total stockholders' deficiency                        (174,445)        (259,513)
                                                  ------------     ------------

Total liabilities and stockholders'
 deficiency                                       $    181,125     $    107,656
                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
       AND THE PERIOD FROM FEBRUARY 10, 2000 (INCEPTION) TO MARCH 31, 2005

                                   (UNAUDITED)

                                                                    Period from
                                                                    February 10,
                                         Three months                  2000
                                            ended                   (inception)
                                           March 31,                to March 31,
                                 -----------------------------     ------------
                                     2005             2004             2005
                                 ------------     ------------     ------------

Sales                            $         --     $         --     $    324,207
                                 ------------     ------------     ------------

Costs and expenses:
 General and
   administrative                     300,167          488,551        3,213,646
Depreciation and
 amortization                           4,515            2,987          814,909
                                 ------------     ------------     ------------
                                      304,682          491,538        4,028,555
                                 ------------     ------------     ------------

Operating loss                       (304,682)        (491,538)      (3,704,348)
                                 ------------     ------------     ------------

Other income (expense):
 Interest expense                          --               --          (11,311)
 Cost of aborted acquisition               --               --       (1,375,000)
 Interest income                           --               --            4,078
 Loss on impairment of
  assets                                   --               --       (3,496,881)
                                 ------------     ------------     ------------
                                           --               --       (4,879,114)
                                 ------------     ------------     ------------

Net loss                         $   (304,682)    $   (491,538)    $ (8,583,462)
                                 ============     ============     ============

Basic and diluted
 loss per share                  $       (.01)    $       (.02)
                                 ============     ============

Weighted average number
 of basic and diluted
 shares outstanding                39,080,950       31,687,339
                                 ============     ============

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               Period from
                                                                               February 10,
                                                    For the three                  2000
                                                     months ended              (inception)
                                                       March 31,               to March 31,
                                                 2005             2004             2005
                                             ------------     ------------     ------------
Cash flows from operating activities:
 Net loss                                    $   (304,682)    $   (491,538)    $ (8,583,462)
 Adjustments to reconcile net loss
  to cash flows used in operating
  activities:
    Depreciation                                    4,515            2,987          814,909
    Amortization of deferred charges                   --           96,750          279,200
    Issuance of common shares for
     consulting and other services
     rendered                                     145,000          295,000        3,329,551
    Loss on impairment of assets                       --               --        3,496,881
    Imputed interest on officer's loan                 --               --              947
    Accounts receivable                               227               --           19,840
    Accrued expenses and other
      current liabilities                            (163)          36,234          200,173
    Other assets                                       --               --             (622)
                                             ------------     ------------     ------------

Cash flows used in operating
 activities                                      (155,103)         (60,567)        (442,583)
                                             ------------     ------------     ------------

Cash flows from investing activities:
 Purchase of equipment                                 --               --          (77,801)
 Purchase of intangible asset                          --               --          (20,000)
 Cash acquired in Med-Link acquisition                 --               --              274
 Investments in partnerships                           --               --           (7,546)
                                             ------------     ------------     ------------

Cash flows used in investing activities                --               --         (105,073)
                                             ------------     ------------     ------------

Cash flows from financing activities:
  Issuance of common stock                        244,750               --          583,897
  Repayment of bank loans                              --               --          (47,333)
  Proceeds from loan payable                           --               --           45,908
  Advances from (to) officer/shareholders         (11,436)          18,141           43,817
                                             ------------     ------------     ------------

Net cash flows provided by financing
 activities                                       233,314           18,141          626,289
                                             ------------     ------------     ------------

Net increase (decrease) in cash                    78,211          (42,426)          78,633
Cash - beginning of period                          1,900           54,035            1,478
                                             ------------     ------------     ------------

Cash - end of period                         $     80,111     $     11,609     $     80,111
                                             ============     ============     ============

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                                               Period from
                                                                               February 10,
                                                    For the three                  2000
                                                     months ended              (inception)
                                                       March 31,               to March 31,
                                                 2005             2004             2005
                                             ------------     ------------     ------------
Supplemental disclosures of cash flows
 information:
  Cash paid during the year for:

    Interest                                 $         --     $         --     $     11,300
                                             ============     ============     ============

    Income taxes                             $        300     $      1,900     $      9,800
                                             ============     ============     ============

Non-cash financing activities:
  Reference is made to financial statements notes for certain non-cash financing activities.

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                                   (UNAUDITED)


NOTE A - DESCRIPTION OF THE BUSINESS

Business Activity

Med-Link USA, Inc., a wholly-owned subsidiary of Western Media Group Corporation, is a provider of full service communication networks for physicians and hospitals.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

NOTE C - STOCKHOLDERS' EQUITY

On January 1, 2004, the Company entered into an employment agreement with four individuals. The individuals will serve as the Company's Chief Executive Officer, Vice President, Chief Technical Officer, and Chief Operations Officer. The term of the agreements are from three to five years and provides for no cash compensation, however, the four employees are to receive each year a total of 2,000,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase each year 2,000,000 shares of the Company's common stock on the first business day of each year of the term of the agreement at an exercise price equal to the fair market value of the Company's common stock on that date. The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

In January 2005, the Company entered into a subscription agreement with an individual for a private placement in the amount of $195,000 to purchase 678,572 shares of Western Media Group Corporation's stock for a purchase price of $.14 per share.

In March 2005, the Company entered into subscription agreements with six individuals for a private placement to purchase 3,500,000 shares of Western Media Group Corporation's stock for a purchase price of $.05 per share.

For the three months ended March 31, 2005 $145,000 was charged as compensation for the above mentioned employment agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

      The business of Western Media Group Corporation (the "Company") is carried out by the Company's principal product is the MedLink VPN. The MedLink VPN is a virtual private network which allows subscribing doctors to securely communicate with other doctors and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other information. The MedLink VPN incorporates several thirdparty applications, including Netwolves Corporation's WolfPac Server; LaserCard Systems Corporation's optical memory card; McGraw Hills Harrison's Online Access Medicine; Avreo, Inc.'s and Erad, Inc.'s radiology software; Film & Music Entertainment, Inc.'s FELIX streaming video system; and PerfectServe's messaging services. The Company also offers messaging and paging services in conjunction with MedLink USA. The Company also offers a video conferencing application to the MedLink VPN which will allow subscribers to view and interact with the UCLA Center for Healthier Children, Families and Communities (the "UCLA Center"). This product allows for lectures and seminars to be broadcast and archived through the MedLink VPN. The MedLink VPN video conferencing application is made available network wide on the MedLink VPN. In addition, in the Company has recently added access to all subscribing physician's access to McGraw Hill's Harrison Online featuring Access Medicine, a $135 value offered free of charge to each subscriber with a paid subscription to one of MedLink VPN's other paid services. Harrison Online is considered the most respected medical reference library in the world; the Company added the service as an incentive to lure physicians to subscribe to the MedLink VPN. The MedLink VPN will be launching in the next few months the MedLink Lasercard EHR solution. In conjunction with Apollo Health Street, the Company has developed additional features to the Lasercard application to provide subscribers with a fully Portable and accessible EHR solution to not only meet their own needs but that of the patients and the government mandate set in place by President Bush to establish a national portable electronic health record.

      Currently, the Company has installed the MedLink VPN at New Island Hospital in Bethpage, New York, The UCLA Center for Healthier Children & Families, Landmark Imaging, Access Imaging, Volant Imaging and Miracle Mile Medical Center which are all in the Los Angeles area. The Company believes that it has a turnkey system which can be installed at other hospitals and medical practices, and has initiating a Value Added Reseller (VAR) program of the MedLink VPN. The Company will offer its MedLink VPN as a VPN platform for other networks related to healthcare and Social Services programs. Through MedLink FE, the Company hopes to market the MedLink VPN in Japan and other Asian countries. The Company believes that the VPN market will continue to grow and more applications will be made available for the MedLink VPN platform. The Company's current marketing plan is to market the VPN to Medical facilities such as Hospitals, government agencies and radiology centers. By signing a hospital with its large medical staff or radiology centers with a large referring physician base, the Company believes it will be more effective and more cost efficient in recruiting paying subscribers/physicians to the MedLink VPN, where the Company will ultimately realize most of its revenues.

STATUS OF THE VPN AT NEW ISLAND HOSPITAL

      The VPN at New Island Hospital is currently fully operational. A diagnostic station has been set up by MedLink for viewing MRIs, CAT Scans and other images via the VPN and additional viewing stations have been added in certain strategic locations around the hospital, including the Doctors' Lounge and Emergency Room. The Company has also integrated, via HL7 integration, the Hospital's internal ADT (Admission, Discharge, & Transfer) system into the MedLink VPN. In addition, the MedLink EHR application is anticipated to be installed in the coming months upon completion of development and testing by Apollo. As of the date of this report, some marketing activities at New Island Hospital have been undertaken with respect to some 700+ doctors that the Company is targeting as potential subscribers to the MedLink VPN but the Company has limited its activities towards those physicians until every aspect of the VPN can be installed and tested. The Company believes that in the long run it will have more success in marketing and retaining the physicians if it waits until the system integration at New Island Hospital is complete as opposed to offering them a piece meal system right now. The Company is very pleased with the results of the HL7 integration with the Hospital ADT, which solidifies the Company's representation that the VPN can be installed and integrated into any hospital information system or other applications.

PLAN OF OPERATION

      The Company believes the installation of the MedLink VPN at New Island Hospital and the installations at the Radiology Centers in Southern California to be the first steps in demonstrating the usefulness and scalability of the MedLink VPN. Because of the various services provided through this secure connection to information hubs for physicians, i.e., hospitals, and laboratories and radiology centers as well as other modalities in other locations, the MedLink VPN can be customized for any particular discipline in the medical area.

      The Company has and will continue to use the VPN that it has set up at New Island Hospital and Radiology Centers as its primary marketing tool with other hospitals and radiology centers across the country. The Company has also engaged five agents in the California area to market and service the MedLink VPN product. The Company also plans to expand its operations in the New York area as well as in Philadelphia, where talks and marketing material has been distributed to a large university hospital and its affiliates in the area. The Company is also in discussions with a medical research- based government agency to streamline the data securely and efficiently between its 60 centers across the U.S. The Company is also in the intial phases of discussions with two large radiology equipment providers which have contacted the Company to utilize the MedLink VPN as an answer to GE's Centricity system, which utilizes similar technology to that of the VPN. However, the Company believes its technology is superior due to the scalability of the MedLink VPN to non-proprietary applications.

      MedLink FE with its offices in Tokyo, Japan is currently developing applications for the Japanese market similar to that offered on the MedLink VPN in the U.S. Japan has the second largest medical market in the world and this market continues to grow. We believe that the growth is a product of several factors, such as increased desire to find cost-effective healthcare solutions, a more favorable regulatory and registration environment for foreign medical companies and a rapidly aging population whose healthcare needs are soaring. We believe these conditions present the MedLink VPN with an opportunity, and allow the Company the opportunity, to participate in the "high-tech" Japanese market. MedLink FE is currently translating the MedLink EHR application to facilitate a rollout to the Japanese market.

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

      MedLink is currently marketing the MedLink VPN based on a "user pay service" structure. This means that there is no cost to the hospital or institution to install the system which is paid for through subscription fees collected from physicians and medical practices that use the MedLink VPN to access information from outside the hospital. While this strategy results in risk to the Company, the Company's management believes that the costs will be recouped quickly upon installation.

      MedLink contibues to experience increased interest from radiology groups that wish to have complete HIPAA compliant connectivity without the use of costly point-to-point T1 lines and utilize the MedLink VPN as a marketing tool to referring physicians. MedLink believes that the MedLink VPN can be utilized in a cost effective manner on an even smaller scale whereby a physician can have complete HIPAA compliant connectivity between his or her home and office. The physician can also use the MedLink VPN tunnel to access its existing practice management applications; this would require system integration and the work would be performed through KKL, creating another source of potential income to the Company.

RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the quarters ended March 31, 2005 and 2004 were $0 and $0, respectively. The lack of revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the MedLink VPN at New Island Hospital and the discontinuation of services to customers who used only paging services last year and management's decision not to roll out the MedLink VPN services until the entire product is fully functional and all beta testing had been completed. The management realizes this harms the bottom line initially but feels the Company will have better retention rate of physicians when the services are ultimately rolled out to physicians.

      Expenses for the quarters ended March 31, 2005 and 2004 were $300,167 and $488,451, respectively. The decrease in 2005 is primarily due to the costs associated with employment agreements entered into as of January 1, 2005 as compared to the costs of employment agreements for the same period in 2004.

      The Company had net losses of $(304,682) and $(491,538) in the quarters ended March 31, 2005 and March 31, 2004, respectively. The net losses resulted primarily from the Company's commitment to install its MedLink VPN at New Island Hospital at no cost to the hospital, without having yet received any revenues relating to the MedLink VPN installed and the employment agreements entered into as of January 1, 2005; however, the decrease occurred from increasing efficiencies in installing the MedLink VPN at various centers.

Liquidity and Capital Resources

      At March 31, 2005, the Company had a working capital deficiency. While the Company believes revenue that will be earned from the MedLink VPN at New Island Hospital and its imaging centers will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

Item 3.  Controls and Procedures

      As of April 16, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

      Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and Vice President of the Company have identified the following internal control deficiencies:

      1. lack of segregation of duties relating to cash, receivables and safeguarding of assets; and

      2. failure to file sales and payroll tax returns.

      The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 1, 2005.

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The Company issued 4,178,572 share of its common stock during the three months ended March 31, 2005. The $270,000 raised by the sale of the common stock will be utilized to further develop the Company's suite of products such as the development of the MedLink EHR in conjunction with Apollo Health Street and to maintain general business expenses incurred by the Company.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.               Title of Document
--------------------------------------------------------------------------------

10.12       Lasercard Value Added Reseller Agreement dated October 7, 2004

10.13 Masteer Services Agreement between Western Media Group and Apollo Health Street dated January 20th 2005

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

                                            WESTERN MEDIA GROUP CORPORATION

Date: May 20, 2005                          /s/ Ray Vuono
                                            -------------------------------
                                            By: Ray Vuono, CEO