Form 10KSB/A
period 2004-12-31
WESTERN MEDIA GROUP CORP
filed 2005-07-13
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

      In accordance with the review and audit by the Company's independent registered public accounting firm Jewett, Schwartz & Associates. Jewett Schwartz & Associates have expressed concerns about the Company's continued existence as a going concern. Currently the Company has no revenues and, as such, may have to rely on funding from its management and outside sources until such time as it starts receiving revenue. Over the past three years, the Company has shifted its focus away from its answering service business in favor of concentrating on the development of its MedLink VPN and MedLink EHR products. Management believes that when they are brought to market these products will be able to successfully compete in the multi-billion dollar Healthcare IT industry. The products are currently being beta-tested in several physician's practices, radiology centers, and hospitals nationwide. Management has determined to delay full release of these products pending completion of all beta-testing due to its belief that a fully tested, fully functional product released in the future will enhance the Company's reputation and long-term future financial success; however, until the Company begins to realize significant revenues to sustain its operations, it may have to rely on contributions or loans by management, sales of Common Stock or other securities or bank loans to finance its operations and Research & Development.

      As discussed in this report, the Company has signed several contracts with hospitals and radiology centers in various parts of the US. To date, management is very satisfied with the results of beta-testing of installations at these facilities and the feedback received from these centers. Additionally management is sufficiently comfortable in its ability to generate future revenue from the MedLink VPN and MedLink EHR that it expects in time to be able to alleviate the current concerns of the Company's auditors.


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

             Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Western Media Group Corporation and subsidiaries

      We have audited the accompanying consolidated balance sheet of Western Media Group Corporation and Subsidiaries (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year ended December 31, 2004 and the period from February 10, 2000 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Western Media Group Corporation and Subsidiaries for the year ended December 31, 2003. Those statements were audited by other auditors whose report included an explanatory paragraph that described factors that raise substantial doubt about the Company's ability to continue as a going concern.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Media Group Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period February 10, 2000 though December 31, 2004 in conformity with accounting principles generally accepted in the United States.

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


Jewett, Schwartz, & Associates

Hollywood, Florida
April 14, 2005

                          INDEPENDENT AUDITOR'S REPORT

                                           Farber, Blicht, Eyerman & Herzog, LLP
                                                    Certified Public Accountants
                                                             255 Executive Drive
                                                                       Suite 215
                                                             Plainview, NY 11803
                                                                  (516) 576-7040

Board of Directors
Western Media Group Corporation
(A Development Stage Company)
Islandia, New York

      We have audited the accompanying consolidated balance sheet of Western Media Group Corporation (a development stage company) and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has minimal revenue, and is dependent upon certain stockholders and private placements or loans to provide necessary working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in addressing these matters is described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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