Form 10QSB
period 2005-06-30
WESTERN MEDIA GROUP CORP
filed 2005-08-22
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 22, 2005 were 42,098,456 shares outstanding.

Transitional Small Business Format: Yes [  ] No [X]

                         WESTERN MEDIA GROUP CORPORATION
                         (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX

Part I:     Financial Statements

    Item 1: Financial Statements

            Consolidated Balance Sheets June 30, 2005 (unaudited) and December 31, 2004 (audited)

            Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and 2004 (unaudited) and for the period from February 10, 2000 through June 30, 2005 (unaudited)

            Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited) and for the period from February 10, 2000 through June 30, 2005 (unaudited)

            Notes to Consolidated Financial Statements

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     Assets
                                     ------

                                                      June 30,      December 31,
                                                       2005            2004
                                                      --------       --------
                                                    (Unaudited)     (Audited)

Current assets:
   Cash                                               $     --       $  1,900
   Accounts receivable                                      --            227
                                                      --------       --------
     Total current assets                                   --          2,127

Office equipment (at cost), net of
   accumulated depreciation of $24,317;
   $17,869 at December 31, 2004                         37,495         43,943
Intangible asset (at cost), net of
   accumulated amortization of $10,700;
   $7,514 at December 31, 2004                          53,000         56,186
Security deposit                                         5,400          5,400
                                                      --------       --------
                                                      $ 95,895       $107,656
                                                      --------       --------

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

                                                         June 30,   December 31,
                                                           2005         2004
                                                        -----------  ----------
                                                        (Unaudited)  (Audited)

Current liabilities:
   Accounts payable and accrued expenses                $   323,891  $  288,881
   Loans payable - related parties                           11,688      78,288
                                                        -----------  ----------
        Total current liabilities                           335,579     367,169
                                                        -----------  ----------

Stockholders' Deficiency:
   Preferred stock undesignated
     5,000,000 shares authorized
     400 shares issued, rescinded
     in 2004
   Common stock $.001 par value;
     authorized 95,000,000 shares;
     issued 43,140,224 shares; 35,919,884
     at December 31, 2004                                    43,140      35,919
   Additional paid-in capital                             8,933,127   8,040,348
   Subscriptions receivable                                    (750)         --
   Deferred expense                                        (290,000)         --
   Deficit accumulated during the development stage      (8,868,201) (8,278,780)
                                                        -----------  ----------
                                                           (182,684)   (202,513)
Treasury stock (100,000 shares),
  at cost                                                   (57,000)    (57,000)
                                                        -----------  ----------

Total stockholders' deficiency                             (239,684)   (259,513)
                                                        -----------  ----------

Total liabilities and stockholders'deficiency           $    95,895  $ 107,656
                                                        ===========  ==========

          See accompanying notes to consolidated financial statements.

                        WESTERN MEDIA GROUP CORPORATION
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE PERIOD FROM FEBRUARY 10, 2000 TO JUNE 30, 2005 (UNAUDITED)

                                                                                                For the period from
                                    For the three months ended      For the six months ended     February 10, 2000
                                              June 30,                       June 30,                to June 30,
                                   ----------------------------    ----------------------------    ------------
                                         2005          2004            2005           2004             2005
                                   ------------    ------------    ------------    ------------    ------------
Sales                              $         --    $         --    $         --    $         --    $    324,207
                                   ------------    ------------    ------------    ------------    ------------

Costs and expenses:
Operating and Administrative            279,619         411,694         579,787         900,245       3,493,266
  Depreciation and amortization           5,119           3,234           9,634           6,221         820,028
                                   ------------    ------------    ------------    ------------    ------------
                                        284,738         414,928         589,421         906,466       4,313,294
                                   ------------    ------------    ------------    ------------    ------------

Operating loss                         (284,738)       (414,928)       (589,421)       (906,466)     (3,989,087)
                                   ------------    ------------    ------------    ------------    ------------

Other income (expense):
   Cost of aborted acquisition               --              --              --              --      (1,375,000)
   Interest expense                          --              --              --              --         (11,311)
   Interest income                           --              --              --              --           4,078
   Loss on impairment of Assets              --              --              --              --      (3,496,881)
                                   ------------    ------------    ------------    ------------    ------------
                                             --              --              --              --      (4,879,114)
                                   ------------    ------------    ------------    ------------    ------------

Net loss                           $   (284,738)   $   (414,928)       (589,421)   $   (906,466)   $ (8,868,201)
                                   ============    ============    ============    ============    ============

Basic and diluted loss per share   $       (.01)   $       (.01)   $       (.01)   $       (.03)
                                   ============    ============    ============    ============

Weighted average number
  of basic and diluted
  shares outstanding                 42,503,588      31,687,339      40,920,272      31,687,339
                                   ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          Period from
                                                                          February 10,
                                                    For the six              2000
                                                    months ended          (inception)
                                                      June 30,             to June 30,
                                            --------------------------    -----------
                                                2005           2004           2005
                                            -----------    -----------    -----------
Cash flows from operating activities:
 Net loss                                   $  (589,421)   $  (906,466)   $(8,868,201)
 Adjustments to reconcile net loss
  to cash flows used in operating
  activities:
    Depreciation                                  9,634          6,221        820,028
    Amortization of deferred charges                 --        145,125        279,200
    Issuance of common shares for
     consulting and other services
     rendered                                   290,000        590,000      3,474,551
    Loss on impairment of assets                     --             --      3,496,881
    Imputed interest on officer's loan               --             --            947
    Accounts receivable                             227          1,301         19,840
    Accrued expenses and other
      current liabilities                        35,010         65,507        235,346
    Other assets                                     --             --           (622)
                                            -----------    -----------    -----------

Cash flows used in operating
 activities                                    (254,550)       (98,312)      (542,030)
                                            -----------    -----------    -----------

Cash flows from investing activities:
 Purchase of equipment                               --         (8,401)       (77,801)
 Purchase of intangible asset                        --             --        (20,000)
 Cash acquired in Med-Link acquisition               --             --            274
 Investments in partnerships                         --             --         (7,546)
                                            -----------    -----------    -----------

Cash flows used in investing activities              --         (8,401)      (105,073)
                                            -----------    -----------    -----------

Cash flows from financing activities:
  Issuance of common stock                      319,250             --        658,397
  Repayment of bank loans                            --             --        (47,333)
  Proceeds from loan payable                         --             --         45,908
  Advances from (to) officer/shareholders       (66,600)        53,142        (11,347)
                                            -----------    -----------    -----------

Net cash flows provided by financing
 activities                                     252,650         53,142        645,625
                                            -----------    -----------    -----------

Net decrease in cash                             (1,900)       (53,571)        (1,478)
Cash - beginning of period                        1,900         54,035          1,478
                                            -----------    -----------    -----------

Cash - end of period                        $        --    $       464    $        --
                                            ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                                          Period from
                                                                          February 10,
                                                  For the six                2000
                                                  months ended            (inception)
                                                    June 30,               to June 30,
                                            ------------------------      -----------
                                              2005           2004             2005
                                            ---------      ---------      -----------
Supplemental disclosures of cash
 flows information:
  Cash paid during the year for:

    Interest                                $      --      $      --      $    11,300
                                            =========      =========      ===========

    Income taxes                            $     300      $   1,900      $     9,800
                                            =========      =========      ===========

Non-cash financing activities:
  Reference is made to financial statements notes for certain non-cash financing activities.

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                         (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

                         WESTERN MEDIA GROUP CORPORATION
                         (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005

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

NOTE C - STOCKHOLDERS' EQUITY

In May 2005 two officers of the Company exercised 1,041,768 shares of their common share options at $.048 per share.

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

                         WESTERN MEDIA GROUP CORPORATION
                         (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005

                                   (UNAUDITED)

NOTE C - STOCKHOLDERS' EQUITY (continued)

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

For the three and six months ended June 30, 2005 and 2004 $145,000 and $290,000, respectively, was charged as compensation for the above mentioned employment agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

      The business of Western Media Group Corporation (the "Company") is carried out by three wholly owned subsidiaries, MedLink USA, Inc. ("Med-Link"), MedLink VPN, Inc. ("MVPN"), and K-Rad Konsulting, LLC ("KKL"), a 50% owned subsidiary, MedLink West, Inc. ("MedLink West"), and a MedLink FE, Inc. ("MedLink FE", a corporation owned 34% by the Company and 33% by MedLink West. Med-Link provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies. MVPN was incorporated in 2003 as a separate marketing company for Med-Link. The Company's flagship product, the MedLink VPN(TM), is a secure and HIPAA (The Health Insurance Portability and Accountability Act) compliant medical telecommunications platform designed and created to improve the flow of medical information among and between healthcare professionals.

      MedLink West provides customer service and support for the Company's products and services in areas west of the Mississippi River and MedLink FE, which has been incorporated to provide marketing and support services for the Company's products and services in Japan and eventually other Far Eastern countries. References to MedLink herein are to both Med-Link and MVPN. References to the Company include the Company, all of its 50% or more owned subsidiaries and MedLink FE.

      KKL is a solution provider for Internet infrastructure. KKL offers Internet infrastructure consulting for businesses using what it deems reliable sources of technical help for their computers. KKL's offers three main services are: (1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting.

      Currently, KKL is engaged in providing services almost exclusively to MedLink. Konrad Kim entered into an employment agreement with the Company on January 1, 2004 to provide services with respect to MedLink and its Virtual Private Network ("VPN") product. However, KKL may seek to market its services to others in the future.

      The Company's principal product is the MedLink VPN. The MedLink VPN is a virtual private network which allows subscribing doctors to securely communicate with other doctors and to remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other information. The MedLink VPN incorporates several third-party applications, including Netwolves Corporation's WolfPac Server; LaserCard Systems Corporation's optical memory card; McGraw Hills Harrison's Online Access Medicine; Avreo, Inc.'s and Erad, Inc.'s radiology software; Film & Music Entertainment, Inc.'s FELIX streaming video system; and PerfectServe's messaging services. The Company also offers messaging and paging services in conjunction with MedLink USA. The Company also offers a video conferencing application to the MedLink VPN which will allow subscribers to view and interact with the UCLA Center for Healthier Children, Families and Communities (the "UCLA Center"). This product allows for lectures and seminars to be broadcast and archived through the MedLink VPN. The MedLink VPN video conferencing application is made available network wide on the MedLink VPN. In addition in the Company has recently added access to all subscribing physician's access to McGraw Hill's Harrison Online featuring Access Medicine which is a $135 value to each subscriber that they receive free with a paid subscription to one of the MedLink VPN's other paid services. Harrison Online is considered the most respected medical reference library in the world, which the Company added as an incentive to lure physicians to subscribe to the MedLink VPN. The MedLink VPN has launched the beta test version of the MedLink Lasercard EHR solution. In conjunction with Apollo Health Street, the Company is continuing to develop additional features to the Lasercard application to provide subscribers with a fully Portable and accessible EHR solution to not only meet their own needs but that of the patients and the government mandate set in place by President Bush to establish a national portable electronic health record. The Company expects to have a full version ready to be installed in any medical facility by October. Beta testing has been successful to date, however, due to feedback received the Company has realized additional functionalities that need to be added to ensure the MedLink EHR in conjunction with the MedLink VPN will be a full practice solution for Medical providers.

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

Healthcare Information Technology Market

The second quarter of 2005 was again full of positive activity in the healthcare information technology marketplace. The Company has communicated in the past the government's increasing commitment to healthcare information technology. Recent legislative activity illustrates the strength of the government's commitment. There have now been at least eighteen Healthcare Information Technology ("HIT") bills introduced with broad bipartisan representation. These recently introduced bills propose facilitating HIT investments by offering incentives such as direct grants, favorable tax treatment, reduced Stark and anti-kickback rules, HIT loans, and differential reimbursement. Recently, the supporters of two of these bipartisan bills indicated they would be combining their bills to consolidate support for common goals. While it is unclear exactly how these legislative measures will unfold, it appears that there is strong support for HIT initiatives, and the Company believes any of these measures has the potential to positively impact its industry.

In addition to legislative activity, on June 6, 2005, Health and Human Services Secretary, Michael Leavitt, announced the formation of a national collaboration in an effort to advance President Bush's goal for most Americans to have an electronic health record within 10 years. This private-public collaboration, called the American Health Information Community ("AHIC"), will focus on privacy, standards, certification, and architecture.

Also worth noting is the fact that Moody's Investors Services has commented on HIT with a May 2005 report in which they conclude there are several benefits to providers who invest in clinical information technology that allows them to increase safety and quality while becoming more efficient. Moody's also indicates that HIT investments will be necessary for providers to remain competitive.

The Company in recent months has had meetings in both Washington D.C. and London to promote the MedLink VPN to be utilized as the standard for security and transfer of medical records in both countries. Currently the Company's proposal has been submitted to the NHS by the lead of Radiology in the U.K. In the U.K. market the Company would have to take a slightly different approach than to the one they take here in the U.S. due to the U.K.'s socialized medicine system. The U.K. has benchmarked over 10 billion dollars in the next few years for Health IT. Therefore, the Company has been focusing its efforts on winning a grant to connect all the radiology centers in the U.K.

In addition, the Company recently met in D.C. to recommend platforms and standards that will be implemented in an HIT Bill currently being written. The Company believes that if security standards similar to its own are recommended by the house then it will give the Company an edge on its competitors in addition to having a step up on access to government funding.

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

      MedLink West has now launched www.MedLinkwest.com The website presents corporate and medical news, an overview of MedLink West's extensive suite of services, including communications, financial, human resource, and insurance solutions, and features the MedLink VPN.

      MedLink FE has opened an office in Tokyo, Japan and is currently developing applications for the Japanese market similar to that offered on the MedLink VPN in the U.S. Japan has the second largest medical market in the world and this market continues to grow. The growth is a product of several factors, such as increased desire to find cost-effective healthcare solutions, a more favorable regulatory and registration environment for foreign medical companies, and a rapidly aging population whose healthcare needs are soaring. These conditions present the MedLink VPN with an opportunity, and allow the Company the opportunity, to participate in the high tech Japanese market. MedLink FE is currently translating the MedLink EHR application in addition to facilitate a rollout to the Japanese market.

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

      The Company offers the services of Perfect Serve including Perfect Serve's OnCall, through the MedLink VPN to its subscribing physicians. PerfectServe OnCall lets physicians give a single contact telephone number for others to call around the clock. This service works with all brands of peripheral communications devices including pagers, mobile phones, wireless devices, PDA's and standard telephones. Users may easily change the times that any device is active via the telephone or over the Internet. The MedLink VPN will also deploy other PerfectServe products, including the HIPAA-secure, IP-based voice/data network called ACDS (Assured Content Deliver Services) which allows organizations to push clinical data to its physicians network. ACDS is an application whereby a computer system capable of generating a secure web service event can "speak" to PerfectServe, for example a lab could send test results efficiently and securely. PerfectServe will complement MedLink Access, the automated answering service already offered via the MedLink VPN in conjunction with Wildgate Wireless in response to client demand for an automated answering service more suited for large practices.

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

      MedLink continues to experience increased interest from a radiology groups that wish to have complete HIPAA compliant connectivity without the use of costly point-to-point T1 lines and utilize the MedLink VPN as a marketing tool to referring physicians. MedLink believes that the MedLink VPN can be utilized in a cost effective manner on an even smaller scale whereby a physician can have complete HIPAA compliant connectivity between his or her home and office. The physician can also use the MedLink VPN tunnel to access its existing practice management applications; this would require system integration and the work would be performed through KKL, creating another source of potential income to the Company.

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

RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the quarters ended June 30, 2005 and 2004 were $0 and $0, respectively. The lack of revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the MedLink VPN at New Island Hospital and the discontinuation of services to customers who used only paging services last year and managements decision not to role out the MedLink VPN services until the entire product is fully functional and all beta testing had been completed. The management realizes this harms the bottom line initially but feels will have better retention rate of physicians when the services are ultimately rolled out to physicians.

      Expenses for the quarters ended June 30, 2005 and 2004 were $284,738 and $414,928, respectively. The decrease in 2005 is primarily due to employment agreements entered into as of January 1, 2005.

      The Company had net losses of $(284,738) and $(414,928) in the quarters ended June 30, 2005 and June 30, 2004, respectively. The net losses resulted primarily from the Company's commitment to install its MedLink VPN at New Island Hospital at no cost to the hospital, without having yet received any revenues relating to the MedLink VPN installed and the employment agreements entered into as of January 1, 2005, however, the decrease occurred from increasing efficiencies in installing the MedLink VPN at various centers.

Liquidity and Capital Resources

      At June 30, 2005, the Company had a working capital deficiency. While the Company believes revenue that will be earned from the MedLink VPN at New Island Hospital and its imaging centers will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

Item 3. Controls and Procedures

      As of August 15, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

      Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and CFO of the Company have identified the following internal control deficiencies:

      1. lack of segregation of duties relating to cash, receivables and safeguarding of assets; and

      2. failure to file sales and payroll tax returns.

      The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 1, 2005.

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      There were no unregistered sales of Equity Securities during the quarter ended June 30, 2005.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.               Title of Document
------------  ------------------------------------------------------------------

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

                                                WESTERN MEDIA GROUP CORPORATION


Date: August 22, 2005                           /s/ Ray Vuono
                                                -------------------------------
                                                By: Ray Vuono, CEO


                                                /s/ James Rose
                                                --------------------------------
                                                James Rose, CFO