Form 10QSB
period 2005-09-30
WESTERN MEDIA GROUP CORP
filed 2005-11-21
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

                                  631-342-8800
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 15 , 2005 were 44,105,510 shares outstanding.

Transitional Small Business Format: Yes |_| No |X|

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX

Part I: Financial Statements

      Item 1: Financial Statements

              Consolidated Balance Sheets September 30, 2005 (unaudited) and December 31, 2004 (audited)

              Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 (unaudited) and for the period from February 10, 2000 through September 30, 2005 (unaudited)

              Consolidated Statements of Stockholders' Equity (Deficit) for the nine months ended September 30, 2005 (unaudited) and for the period from February 10, 2000 through September 30, 2005 (unaudited)

              Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited) and for the period from February 10, 2000 through September 30, 2005 (unaudited)

              Notes to Consolidated Financial Statements

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                     Assets
                                     ------


                                                    September 30,  December 31,
                                                    -------------  ------------
                                                        2005           2004
                                                    ------------   ------------
                                                     (Unaudited)    (Audited)

Current assets:
 Cash                                                 $ 57,404       $  1,900
 Accounts receivable                                        --            227
                                                      --------       --------

     Total current assets                               57,404          2,127

Office equipment (at cost), net of
 accumulated depreciation of $27,843;
 $17,869 at December 31, 2004                           33,969         43,943

Intangible asset (at cost), net of
 accumulated amortization of $12,293;
 $7,514 at December 31, 2004                            51,407         56,186

Security deposit                                         5,400          5,400
                                                      --------       --------

                                                      $148,180       $107,656
                                                      ========       ========

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

                                                 September 30,    December 31,
                                                     2005             2004
                                                 -------------    ------------
                                                  (Unaudited)       (Audited)

Current liabilities:
 Accounts payable and accrued expenses            $   326,089      $   288,881
 Loans payable - related parties                       51,693           78,288
                                                  -----------      -----------

     Total current liabilities                        377,782          367,169
                                                  -----------      -----------

Stockholders' Deficiency:
 Preferred stock undesignated
   5,000,000 shares authorized
   400 shares issued, rescinded
   in 2004
 Common stock $.001 par value;
   authorized 95,000,000 shares;
   issued 44,104,510 shares; 35,919,884
   at December 31, 2004                                44,104           35,919
 Additional paid-in capital                         9,057,163        8,040,348
 Subscriptions receivable                                (750)              --
 Deferred expense                                    (145,000)              --
 Deficit accumulated during the
   development stage                               (9,128,119)      (8,278,780)
                                                  -----------      -----------
                                                     (172,602)        (202,513)
Treasury stock (100,000 shares),
 at cost                                              (57,000)         (57,000)
                                                  -----------      -----------

Total stockholders' deficiency                       (229,602)        (259,513)
                                                  -----------      -----------

Total liabilities and stockholders'
 deficiency                                       $   148,180      $   107,656
                                                  ===========      ===========

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE PERIOD FROM FEBRUARY 10, 2000 TO SEPTEMBER 30, 2005 (UNAUDITED)

                                                                                             For the period from
                                For the three months ended     For the nine months ended      February 10,2000
                                      September 30,                   September 30,           to September 30,
                               ----------------------------    ----------------------------  -------------------
                                  2005             2004            2005            2004             2005
Sales                          $         --    $         --    $         --      $    _-       $    324,207
                               ------------    ------------    ------------    ------------    ------------

Costs and expenses:
Operating and
 Administrative                     254,799         354,127         834,586       1,254,378       3,748,065
 Depreciation and
   amortization                       5,119           6,475          14,753          12,696         825,147
                               ------------    ------------    ------------    ------------    ------------
                                    259,918         360,602         849,339       1,267,068       4,573,212
                               ------------    ------------    ------------    ------------    ------------

 Operating loss                    (259,918)       (360,602)       (849,339)     (1,267,068)     (4,249,005)
                               ------------    ------------    ------------    ------------    ------------

Other income (expense):
 Cost of aborted acquisition             --              --              --              --      (1,375,000)

 Interest expense                        --              --              --              --         (11,311)
 Interest income                         --              --              --              --           4,078

 Loss on impairment of
  Assets                                 --              --              --              --      (3,496,881)
                               ------------    ------------    ------------    ------------    ------------
                                         --              --              --              --      (4,879,114)
                               ------------    ------------    ------------    ------------    ------------

Net loss                       $   (259,918)   $   (360,602)       (849,339)   $ (1,267,068)   $ (9,128,119)
                               ============    ============    ============    ============    ============

Basic and diluted
 loss per share                $       (.01)   $       (.01)   $       (.02)   $       (.04)
                               ============    ============    ============    ============

Weighted average number
 of basic and diluted
 shares outstanding              43,390,224      31,687,339      41,744,129      31,687,339
                                ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                   (UNAUDITED)

                                                              (Deficit)
                             Common Stock                    Accumulated
                            $.001 Par Value      Additional   During the
                            ---------------
                             Number of            Paid-In    Development   Subscription   Treasury      Deferred
                         Shares       Amount      Capital       Stage       Receivable      Stock        Expenses       Total
                         ------       ------      -------       -----       ----------      -----        --------       -----

Balance at
 December 31, 2004     35,919,884  $    35,919  $ 8,040,348  $(8,278,780)  $        --   $   (57,000)  $        --   $  (259,513)

Shares issued for
 employment services
 rendered and to be
 rendered               2,000,000        2,000      578,000           --            --            --            --       580,000
Deferred costs                 --           --           --           --            --            --      (145,000)     (145,000)
Shares sold for .05
 per share              3,500,000        3,500      171,500           --          (750)           --            --       174,250
Shares sold for .14
 per share                678,572          679       94,321           --            --            --            --        95,000
Shares sold for .14
 per share                714,286          714       99,286           --            --            --            --       100,000
Shares sold for .10
 per share                250,000          250       24,750           --            --            --            --        25,000
Options exercised
 by officers at .048
 per share              1,041,768        1,042       48,958           --            --            --            --        50,000
Net loss for the
 nine months
 ended September 30,
                2005           --           --           --     (849,339)           --            --            --      (849,339)
                      -----------  -----------  -----------  -----------   -----------   -----------   -----------   -----------

Balance at
 September 30, 2005    44,104,510  $    44,104  $ 9,057,163  $(9,128,119)  $      (750)  $   (57,000)  $  (145,000)  $  (229,602)
                      ===========  ===========  ===========  ===========   ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             Period from
                                                     For the nine         February 10, 2000
                                                     months ended            (inception)
                                                    September 30,          to September 30,
                                                2005             2004           2005
                                             -----------     -----------  -----------------
Cash flows from operating activities:
 Net loss                                    $  (849,339)    $(1,267,068)    $(9,128,119)
 Adjustments to reconcile net loss
  to cash flows used in operating
  activities:
    Depreciation                                  14,753          12,696         825,147
    Amortization of deferred charges                  --         145,125         279,200
    Issuance of common shares for
     consulting and other services
     rendered                                    435,000         913,000       3,619,551
    Loss on impairment of assets                      --              --       3,496,881
    Imputed interest on officer's loan                --              --             947
    Accounts receivable                              227           1,301          19,840
    Accrued expenses and other
      current liabilities                         37,208          76,212         237,544
    Other assets                                      --            - __            (622)
                                             -----------     -----------     -----------

Cash flows used in operating
 activities                                     (362,151)       (118,734)       (649,631)
                                             -----------     -----------     -----------

Cash flows from investing activities:
 Purchase of equipment                                --          (8,401)        (77,801)
 Purchase of intangible asset                         --              --         (20,000)
 Cash acquired in Med-Link acquisition                --              --             274
 Investments in partnerships                          --              --          (7,546)
                                             -----------     -----------     -----------

Cash flows used in investing activities               --          (8,401)       (105,073)
                                             -----------     -----------     -----------

Cash flows from financing activities:
  Proceeds from issuances of common stock        444,250              --         783,397
  Repayment of bank loans                             --              --         (47,333)
  Proceeds from loan payable                          --              --          45,908
  Advances from (to) officer/shareholders        (26,595)         73,100          28,658
                                             -----------     -----------     -----------

Net cash flows provided by financing
 activities                                      417,655          73,100         810,630
                                             -----------     -----------     -----------

Net increase (decrease) in cash                   55,504         (54,035)         55,926
Cash - beginning of period                         1,900          54,035           1,478
                                             -----------     -----------     -----------

Cash - end of period                         $    57,404     $        --     $    57,404
                                             ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                                    Period from
                                             For the nine          February 10, 2000
                                             months ended           (inception)
                                             September 30,         to September 30,
                                    ----------------------------   -----------------
                                         2005           2004            2005
                                         ----           ----            ----

Supplemental disclosures of cash
  flows information:
  Cash paid during the year for:

    Interest                        $         --    $         --    $     11,300
                                    ============    ============    ============

    Income taxes                    $        300    $      1,900    $      9,800
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

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (UNAUDITED)

NOTE A - DESCRIPTION OF THE BUSINESS

Business Activity
-----------------

Med-Link USA, Inc., a wholly-owned subsidiary of Western Media Group Corporation, is a provider of full service communication networks for physicians and hospitals.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (UNAUDITED)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
----------------

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.


Earnings Per Share
------------------

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

NOTE C - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2005, the Company sold 5,142,858 shares of its common stock for $395,000 pursuant to various subscription agreements.

In May 2005 two officers exercised their options to purchase 1,041,768 shares of the Company's common stock for $50,000 (0.048 per share)

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (UNAUDITED)

NOTE C - STOCKHOLDERS' EQUITY (continued)

On January 1, 2004, the Company entered into an employment agreements with four individuals. The individuals will serve as the Company's Chief Executive Officer, Vice President, Chief Technical Officer, and Chief Operations Officer, respectively. The term of the agreements are from three to five years and provide for no cash compensation, however, the four employees are to receive each year a total of 2,000,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase each year 2,000,000 shares of the Company's common stock on the first business day of each year of the term of the agreement at an exercise price equal to the fair market value of the Company's common stock on that date. The options expire ten years from the date of grant. The common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

The consolidated statements of operations for the three months and nine months ended September 30, 2005, includes an expense of $145,000 and $435,000, respectively, relating to the above mentioned employment agreements.

NOTE D - SUBSEQUENT EVENTS

On October 24, 2005, the Company held their annual meeting of stockholders, whereby the Company's stockholders approved the following proposals:

1) To elect three officers to serve as directors of the Company until the next annual meeting of stockholders.

2) To approve and adopt the Agreement and Plan of Merger and all transactions and developments contemplated by such agreement whereby Western Media Group Corporation will change the state of its incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named MedLink International, Inc.

                         WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (UNAUDITED)


NOTE D - SUBSEQUENT EVENTS (continued)

3) To increase the Company's authorized capital stock from 100,000,000 to 205,000,000.

4) To change the name of the Company from Western Media Group Corporation to MedLink International, Inc. upon completion of the merger.

5) To have a one-for-five (1-5) reverse stock split whereby stockholders will be entitled to receive between one share of common stock of MedLink International, Inc. for every five shares of common stock of Western Media Group Corporation held by them.

6) To adopt the 2005 Stock Option Plan of MedLink International, Inc. under which one million (1,000,000) shares of common stock of MedLink International, Inc. will be available for grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

      The majority of Western Media Group's business operations are carried out by its flagship subsidiary, MedLink VPN, Inc. ("MedLink"). The MedLink Virtual Private Network allows subscribing doctors to securely communicate with other physicians and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other Personal Health Information (PHI). The MedLink VPN incorporates several third party applications, including Snap Gear, LaserCard, PerfectServe, McGraw-Hill and Erad. The Company also provides messaging and paging services, as well as video teleconferencing in conjunction with its wholly owned subsidiary MedLink USA, Inc.

      MedLink will offer the medical community applications and services that it believes will ease accessibility to information related to patient care through the creation of a secure digital environment, while making it accessible to institutions both large and small at an affordable price in order to achieve the highest level of participation.

      MedLink is dedicated to creating and providing the digital backbone for the delivery of enhanced medical services to healthcare professionals worldwide through a suite of network, communication, management, financial and value-added solutions through the utilization of its Virtual Private Network (MedLink VPN). The VPN connects the healthcare professionals with vital information and key resources creating efficiencies and thereby achieving optimal, real-time delivery of patient information.

      MedLink is driven by its vision of creating a national, paperless, healthcare hub, combining the wisdom of healthcare professionals and the latest in integrated technology to provide solutions for the current and future challenges facing the healthcare industry. MedLink is determined to become the global leader that physicians and healthcare professionals will turn to for real-time, cost-effective access to a myriad of patient information at the touch of a button.

MEDLINK EHR

      Utilized in conjunction with the security platforms of the MedLink VPN, the MedLink EHR (Electronic Health Record) provides patient-centric data, which means that information on the system is tied to each specific patient and the patient's primary care Doctor.

      The primary care doctor utilizes MedLink EHR to gather and update the data on his or her patients. Each time that MedLink EHR is accessed through the secure MedLink VPN it synchronizes with a master database that is tied into all affiliates of the primary care doctor and then updates the data on the primary care's doctor's local database. According to Physicians, this process will save a tremendous amount of time and enable access to data that previously could have taken up to several weeks to collect. The MedLink EHR does this all in a matter of minutes.

      The MedLink EHR is used as a practice management system, it provides for the consolidation by physicians of data among the disparate networks, where by it goes out like a powerful search engine within a physician's own private network and collects and organizes the data into an application that provides for all physician's records to be stored on their local database while keeping connected to all the networks a physician's practice is affiliated with.

      The MedLink EHR gives the primary care physician control over patient records. MedLink EHR enables the primary provider to easily manage the process of creating, maintaining and adding to patient Electronic Health Records.

      This process is unique to the MedLink EHR and is made possible by the MedLink VPN. Once a physician's affiliates are connected to the MedLink VPN, an affiliate network group is created and interfaced with the MedLink EHR. This allows data from those networks to be pulled into one application. For example, a physician may utilize a specific practice management application and the physician's affiliates may utilize different practice management applications, the MedLink EHR consolidates all of that data onto one format that is accessed via MedLink's VPN which currently exceeds HIPAA standards.

MedLink EHR Optical Memory Card

      In conjunction with its partner LaserCard Corporation, the MedLink Optical Memory Card has been integrated with the MedLink EHR to offer patients a portable, durable, high capacity storage device that can be appended but never erased. The Company believs that the unique capabilities of the EHR Optical memory Card is what sets the MedLink EHR system apart from competing technologies. The MedLink EHR Optical Memory Card ensures that patients can add but never erase their current and permanent medical history. Presently in use by the by the United States as the nations Green Card and other world governments, the technology embedded within the MedLink EHR card is highly counterfeit-resistant and tamper-proof, providing physicians and their patients added security.

      Features of the MedLink EHR Optical Memory Card:

      o     Offers up to 4.1MBytes of digital capability

      o     Stores up to 1,430 pages of text or up to 465 images

      o     Data can be updated thousands of times per card

      o Outperforms other plastic material cards on durability and storage o Data can be appended, never erased

      o Automatically creates an audit trail of patient record updates and changes

      o     Multiple layers of security protect data against unauthorized access

      o     Most cost effective data storage card currently available

      o Conforms to Industry Standards for optical memory cards and the Uniform Healthcare Identification Card (ANSI X3.284 1997 standards)

      The Company's other subsidiaries which provide various support levels to the MedLink VPN are MedLink USA, Inc., Krad Konsulting, Inc., MedLink West, Inc. (50% owned by the Company) and MedLink FE, Inc. ("MedLink FE", a corporation owned 34% by the Company and 33% by MedLink West)

      MedLink USA, Inc. is an answering service company for physicians. MedLink USA's message center is a state of the art facility. The trained personnel are medically knowledgeable and respectful of the callers needs. Our technology allows for quick and accurate information routing to the client physician. Information can be sent from each station independently with ease via e-mail, fax, alpha paging or by phone. Receiving information, processing, and relaying it with the push of a button from each workstation makes MedLink unique, accurate, and fast with privacy and security being an absolute priority.

      MedLink West provides customer service and support for the Company's products and services in areas west of the Mississippi River and MedLink FE has been incorporated to provide marketing and support services for the Company's products and services in Japan and eventually other Far Eastern countries.

      KKL is a solution provider for Internet infrastructure. KKL offers Internet infrastructure consulting for businesses using what it deems reliable sources of technical help for their computers. KKL offers three main services which are: (1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting. To date KKL has not realized any significant revenues as most of KKL efforts are almost exclusively focused on the development and maintenance of the MedLink VPN and its suite of services. However, KKL may seek to market its services to others in the future.

      The Company's principal product is the MedLink VPN. The MedLink VPN is a virtual private network which allows subscribing doctors to securely communicate with other doctors and to remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other information. The MedLink VPN incorporates several third-party applications, LaserCard Systems Corporation's optical memory card; McGraw Hills Harrison's Online Access Medicine; Erad, Inc.'s radiology software; Film & Music Entertainment, Inc.'s FELIX streaming video system; and PerfectServe's messaging services. The Company also offers messaging and paging services in conjunction with MedLink USA to its subscribers. The Company offers a video conferencing application to the MedLink VPN which will allow subscribers to view and interact with the UCLA Center for Healthier Children, Families and Communities (the "UCLA Center"). This product allows for lectures and seminars to be broadcast and archived through the MedLink VPN. The MedLink VPN video conferencing application is made available network wide on the MedLink VPN. In addition, the Company has recently added availabbility to all subscribing physician's access McGraw Hill's Harrison Online, featuring Access Medicine, which is a $135 value to each subscriber that they receive free with a paid subscription to one of the MedLink VPN's other paid services. Harrison Online is considered the most respected medical reference library in the world, which the Company added as an incentive to attract physicians to subscribe to the MedLink VPN. The MedLink VPN has launched the beta test version of the MedLink Lasercard EHR solution. In conjunction with Apollo Health Street, the Company is continuing to develop additional features to the Lasercard application to provide subscribers with a fully portable and accessible EHR solution to not only meet their own needs but that of the patients and the government mandate set in place by President Bush to establish a national portable electronic health record Beta testing has been successful to date, however, due to feedback received the Company has realized additional functionalities that need to be added to ensure the MedLink EHR in conjunction with the MedLink VPN will be a full practice solution for Medical providers.

      Currently, the Company has installed the MedLink VPN at New Island Hospital in Bethpage, New York, The UCLA Center for Healthier Children & Families, Landmark Imaging, Access Imaging, Volant Imaging and Miracle Mile Medical Center which are all in the Los Angeles area. The Company believes that it has a turnkey system which can be installed at other hospitals and medical practices, and has initiated a Value Added Reseller (VAR) program of the MedLink VPN. The Company intends to offer its MedLink VPN as a VPN platform for other networks related to healthcare and Social Services programs. Through MedLink FE, the Company hopes to market the MedLink VPN in Japan and other Asian countries. The Company believes that the VPN market will continue to grow and more applications will be made available for the MedLink VPN platform. The Company's current marketing plan is to market the VPN to Medical facilities such as Hospitals, government agencies and radiology centers. By contracting with, a hospital with its large medical staff, or radiology centers with a large referring physician base, the Company believes it will be more effective and more cost efficient in recruiting paying subscribers/physicians to the MedLink VPN where the Company derives and expects to continue to derive the majority of its revenues.

HEALTHCARE INFORMATION TECHNOLOGY MARKET

The third quarter of 2005 continued a trend of positive developments in the healthcare information technology (HIT) marketplace and for the Company. A significant development during the quarter was the publication of RAND's peer-reviewed study that indicates healthcare information technology could save the country's healthcare system $162 billion annually through improved efficiency, disease management and reduced adverse drug events. This study provides large-scale, independent, quantified proof of the impact healthcare information technology can have. The potential savings indicated by this study represent nearly 10 percent of the $1.7 trillion the United States spends annually on healthcare. These findings should be of particular interest to the federal government, which incurs significant healthcare costs through Medicare and Medicaid funding.

      There have now been more than 20 healthcare information technology bills introduced with broad bipartisan representation. The results of the RAND study should help support these bills as it provides evidence of a return on investment in healthcare information technology. These bills propose facilitating healthcare information technology investments by offering incentives such as direct grants, favorable tax treatment, amended Stark and anti-kickback rules, healthcare information technology loans, and differential reimbursement. With respect to the Stark rules, Health and Human Services (HHS) Secretary Mike Leavitt announced two proposed rules in October 2005 that could create exemptions from the Stark laws that would allow hospitals to furnish or donate hardware, software, and related training services to physicians for e-prescribing and electronic health records.

      Another positive development is that Moody's Investors Services recently reported that year-to-date rating upgrades for not-for-profit hospitals are equal to downgrades, which is a better ratio of upgrades to downgrades than all but three of the past 17 years. This positive view was echoed by Standard & Poors in October 2005 when they reported more upgrades than downgrades this year and a strong financial outlook due to favorable volume trends, rate increases, and cost containment.

The Company has continued to promote in both Washington D.C. and London the MedLink VPN to be utilized as the standard for security and transfer of medical records in both countries. Currently, the Company's proposal has been submitted to the NHS by the lead of Radiology in the Unite Kingdom (U.K.). In the U.K. market the Company would have to take a slightly different approach than to the one it takes here in the U.S. due to the U.K.'s socialized medicine system. The U.K. has benchmarked over 10 billion pounds in the next few years for HIT. In connection therewith, the Company has been focusing its efforts on winning a grant to connect all of the radiology centers in the U.K.

In addition, the Company recently met with a Senator's bill writer in Washington D.C. to recommend platforms and standards that will be implemented in an HIT Bill currently being written. The Company believes that if security standards similar to its own are recommended by the House of Representatives then it may give the Company a competitive advantage in addition to having a step up on access to government funding.

Factors that may Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere herein or in other reports filed with the Securities and Exchange Commission. Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.


Quarterly Operating Results May Vary -- The Company's quarterly operating results have varied in the past and may continue to vary in future periods, including, expectations or historical results or trends. Future quarterly operating results may vary for a number of reasons including accounting policy changes mandated by regulating entities, demand for the Company's software solutions and services, the Company's long sales cycle, potentially long installation and implementation cycles for larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for the Company's solutions, a large percentage of the Company's revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients' internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, availability of personnel resources and by actions undertaken by competitors. Delays in the expected sale or installation of these large systems may have a significant impact on the Company's anticipated quarterly revenues and consequently its earnings.

      The Company recognizes revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon the Company's and the client's ability to meet these project milestones. Delays in meeting these milestone conditions or modification of the contract relating to one or more of these systems could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter.

      Stock Price May Be Volatile -- The trading price of the Company's common stock may be volatile. The market for the Company's common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about the Company's performance or software solutions, changes in expectations of future financial performance, governmental regulatory action, healthcare reform measures, client relationship developments, changes occurring in the securities markets in general and other factors, many of which are beyond the Company's control.

      Furthermore, the stock market in general, and the market for software and healthcare and information technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's common stock, regardless of actual operating performance.

      Changes in the Healthcare Industry -- The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers' ability to invest in capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) is having a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's software solutions and services.

      Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for the Company's software solutions and services. As the healthcare industry consolidates, the Company's client base could be eroded, competition for clients could become more intense and the importance of acquiring each client becomes greater. Significant Competition -- The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. The Company believes that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible software solutions.

Certain of the Company's competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer software solutions that it does not offer. The Company's principal existing competitors include: Cerner Corporation, Eclipsys Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. ("Meditech"), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions that compete with many of the Company's software solutions and services. There are other competitors that offer a more limited number of competing software solutions. In addition, the Company expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive software/solutions or services. The pace of change in the healthcare information systems market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. As a result, the Company's success will depend upon its ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements and achieve market acceptance.

      In addition, the Company could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of its software solutions and services expands. These claims, even if not meritorious, could be expensive to defend. If the Company becomes liable to third parties for infringing their intellectual property rights, it could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the software solutions that contain the infringing intellectual property, which could have a material adverse effect on the Company's financial condition and operationd.

      Government Regulation -- The healthcare industry is highly regulated at the local, state and federal level. Consequently, the Company may be subject to such regulations, which include regulation in the areas of healthcare fraud, medical devices and the security and privacy of patient data, and the risk of changes in the various local, state and federal laws.

      Healthcare Fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Healthcare providers who are clients of the Company are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantial funding, powers and remedies to pursue suspected fraud and abuse. The effect of this government regulation of the Company's clients is difficult to predict. While the Company believes that it is in substantial compliance with any applicable laws, many of the regulations applicable to the Company's clients and that may be applicable to the Company, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company's clients to make changes in their operations or the way that they deal with the Company. If such laws and regulations are determined to be applicable to the Company and if the Company fails to comply with any applicable laws and regulations, it could be subject to sanctions or liability, including exclusion from government health programs and could have a material adverse effect on the Company's business, results of operations or financial condition.

      Security and Privacy of Patient Information. State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. Regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply.

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as the Company's clients, were required to comply with the privacy standards by April 2003, the transaction regulations by October 2003 and security regulations by April 2005.

      The effect of HIPAA on the Company's business is difficult to predict, and there can be no assurances that the Company will adequately address the business risks created by HIPAA and its implementation, or that the Company will be able to take advantage of any resulting business opportunities. Furthermore, the Company is unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect the Company's business or the costs of compliance with HIPAA. Evolving HIPAA-related laws or regulations could restrict the ability of the Company's clients to obtain, use or disseminate patient information. This could adversely affect demand for the Company's solutions if they are not re-designed in a timely manner in order to meet the requirements of any new regulations that seek to protect the privacy and security of patient data or enable the Company's clients to execute new or modified healthcare transactions. The Company may need to expend additional capital, research and development and other resources to modify its solutions to address these evolving data security and privacy issues.

      Product Related Liabilities -- Many of the Company's software solutions provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its software solutions, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which claim is uninsured or under-insured, could materially harm the Company's business, results of operations or financial condition.

      System Errors and Warranties -- The Company's systems are very complex. As with complex systems offered by others, the Company's systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its software solutions after their introduction. The Company's systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company software solutions have a greater sensitivity to system errors than the market for software products generally. Failure of a client's system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract and obtain a refund and/or damages, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company's contracts with its clients generally limit the Company's liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. A successful claim brought against the Company, which claim is uninsured or under-insured, could materially harm the Company's business, results of operations or financial condition.

      Risks Associated with the Company's Global Operations - The Company markets, sells and services its software solutions globally. The Company has established offices around the world, including in the Americas, Europe, and in the Asia Pacific region. The Company will continue to expand its global operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect global sales and support channels. The business transacted is in the local functional currency and the Company does not currently have any material exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk. In some countries, the Company's success will depend in part on its ability to form relationships with local partners. There is a risk that the Company may sometimes choose the wrong partner. For these reasons, the Company may not be able to establish, maintain or increase global market demand for its software solutions. Global operations are subject to inherent risks, and the Company's future results could be adversely affected by a variety of uncontrollable and changing factors. These include: O Greater difficulty in collecting accounts receivable and longer collection periods;

      o     Difficulties and costs of staffing and managing global operations;

      o     The impact of economic conditions outside the United States;

      o     Unexpected changes in regulatory requirements;

      o     Certification or regulatory requirements;

      o Reduced protection of intellectual property rights in some countries;

      o     Potentially adverse tax consequences;

      o     Different or additional functionality requirements;

      o     Trade protection measures and other regulatory requirements;

      o     Service provider and government spending patterns;

      o     Natural disasters, war or terrorist acts;

      o     Poor selection of a partner in a country; and

      o Political conditions which may impact sales or threaten the safety of associates or the continued presence of the Company in these countries.

      Recruitment and Retention of Key Personnel - To remain competitive in the healthcare information technology industry, the Company must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the healthcare information technology industry and the technical environments in which the Company's solutions operate. Competition for such personnel in this industry is intense. The Company's failure to attract additional qualified personnel could have a material adverse effect on the Company's prospects for long-term growth. The success of the Company is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact to the Company's business and results of operations, and could potentially inhibit solution development and market share advances.

      Third-Party Suppliers - The Company licenses or purchases intellectual property and technology (such as software, hardware and content) from third parties, and incorporates it into or sells it in conjunction with the Company's software solutions and services, some of which intellectual property or technology is critical to the operation of the Company's solutions. If any of the third party suppliers were to change product offerings, increase prices or terminate the Company's licenses or supply contracts, the Company might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of the Company's solutions. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by the Company's existing suppliers. If the cost of licensing, purchasing or maintaining these third party intellectual property or technology solutions significantly increases, the Company's gross margin levels could significantly decrease. In addition, interruption in functionality of the Company's solutions could adversely affect future sales of licenses and services.

STATUS OF THE VPN AT NEW ISLAND HOSPITAL

      The VPN at New Island Hospital is fully operational. A diagnostic station has been set up by MedLink for viewing MRIs, CAT Scans and other images via the VPN and additional viewing stations have been added in certain strategic locations around the hospital including the doctors lounge and emergency room. The Company has also integrated via HL7 integration the Hospital's internal ADT (Admission, Discharge, & Transfer) system into the MedLink VPN. The MedLink EHR application will also be installed in the coming months upon completion of the development and testing by Apollo. As of the date of this report, marketing activities at New Island Hospital have been undertaken for the some 700+ doctors that the Company is focusing on becoming subscribers of the MedLink VPN, but the Company has limited it's activities towards those physicians until all aspects of the VPN can be installed and tested. The Company believes it will have more success in marketing and retaining the physicians if it waits until the system integration at New Island Hospital is complete as opposed to offering them a piecemeal system right now. The Company believes that the results of the HL7 integration with the Hospital ADT, helps solidy its representation that the VPN can be installed and integrated into any hospital information system or other applications.

PLAN OF OPERATION

      The Company believes the installation of the MedLink VPN at New Island Hospital and the installations at the Radiology Centers in Southern California to be the first steps in demonstrating the usefulness and scalability of the MedLink VPN. Because of the various services provided through this secure connection to information hubs for physicians, i.e., hospitals, laboratories and radiology centers, as well as other modalities in other locations, the MedLink VPN can be customized for any particular discipline in the medical area.

      The Company has and will continue to use the VPN that it has set up at New Island Hospital and Radiology Centers as its primary marketing tool with other hospitals and radiology centers across the country. The Company has also engaged five agents in the California area to market and service the MedLink VPN product. The Company also plans to expand its operation in the New York area as well as in Philadelphia, where discussions have begun and marketing material have been distributed to a large University Hospital and its affiliates in the area. The Company is also in discussions with a medical research based government agency to streamline the data securely and efficiently between its 60 centers across the U.S.

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

      MedLink West has launched www.MedLinkwest.com. The website presents corporate and medical news, an overview of MedLink West's extensive suite of services, including communications, financial, human resource, and insurance solutions, and features the MedLink VPN..

      MedLink FE has opened an office in Tokyo, Japan and is currently developing applications for the Japanese market similar to that offered on the MedLink VPN in the U.S. Japan has the second largest medical market in the world and this market continues to grow. The growth is a product of several factors, such as increased desire to find cost-effective healthcare solutions, a more favorable regulatory and registration environment for foreign medical companies, and a rapidly aging population whose healthcare needs are soaring. These conditions present the MedLink VPN with an opportunity, and allow the Company the opportunity, to participate in the high tech Japanese market. MedLink FE is currently translating the MedLink EHR application to facilitate a rollout to the Japanese market. There is a demonstartion scheduled in Tokyo for the end of November to display to Japanese businessmen, politicians, and healthcare professionals the capabilties of the MedLink VPN, MedLink EHR and other related MedLink products.

      Under the Company's agreement with the UCLA Center, the UCLA Center will utilize the MedLink VPN to distribute specific content through its existing websites to be accessed securely by the UCLA Center's offsite locations and other related social service organizations, which will be subscribers of the MedLink VPN.

      In November 2004 the UCLA Center administered its first Lecture, entitled "Mapping Children's Development Progress in Canada" on the MedLink VPN. By utilizing the MedLink VPN and its secure communication platform, the UCLA Center intends to build a content library to be utilized by its affiliates around the world to help promote opportunities for improving the health and well being of children. The UCLA Center is affiliated with schools in the State of California and similar centers across the United States and around the world. The MedLink VPN allows for the UCLA Center and its affiliated centers around the world to create a forum for the exchange of ideas, applications, research studies, and clinical data. Western Media Group Corporation will seek to offer the MedLink VPN and its related services to organizations and institutions affiliated with the UCLA Center on a subscription basis by the end of 2005. The Virtual Children's Resource Network (VCRN) is currently operational and a demonstration was recently given to an associated healthcare facility to UCLA in the Los Angeles area. The medical group consists of more than 250 physicians. Upon the expected completion of the billing component of the MedLink EHR in mid December 2005, the Company plans to roll out the MedLink EHR in association with the VCRN to this facility along with 5 other related clinics for the initial pilot program of the VCRN in a regional area.

      In October 2004 the Company entered into a Value Added Reseller agreement with LaserCard Systems Corporation to package an EMR (Electronic Medical Records) solution to its clients. The LaserCard optical memory card offers a secure and cost effective solution to bridge the information gap. Patients carry their own electronic patient record or dataset to the participating clinic, physician or provider without additional communication hardware or file transfer costs. In any health care setting, the optical memory card can transport secure, partial or complete electronic patient records, helping to expedite care, reduce costs, and perhaps save lives. The LaserCard-based patient record card can provide a secure permanent audit trail of all significant events, diagnoses, treatments and outcomes related to a patient. By using the card, anonymous data can be accumulated automatically, and coupled with the established security features provided via the MedLink VPN, the card can also help physicians and hospitals further ensure compliance with HIPAA.

      In February of 2005, the Company entered into an agreement with Apollo Health Street Limited, a leading health information solutions provider. Apollo was chosen by the Company as its technology services partner to develop and enhance the MedLink EHR optical memory card application. The agreement called for a multi-phase development of the product that will involve increased development and enhancements, including an expanded dedicated team of developers, as well as customer support for the product.

      The Company offers the services of PerfectServe including PerfectServe's OnCall, through the MedLink VPN to its subscribing physicians. PerfectServe(R) is the nation's leading provider of physician contact and communications management solutions. Compared to conventional approaches - answering services, hospital switchboards and legacy messaging systems - PerfectServe eliminates errors and speeds nurse-to-physician communication cycle-times, helping to provide more effective and efficient patient care. So care is delivered more effectively and efficiently. PerfectServe helps physicians and hospitals care for more than five million patients across America. PerfectServe OnCall lets physicians give a single contact telephone number for others to call 24 hours a day, 7 days a week. This service works with all brands of peripheral communications devices including pagers, mobile phones, wireless devices, PDA's and standard telephones. Users may easily change the times that any device is active via the telephone or over the Internet. The MedLink VPN will also deploy other PerfectServe products, including the HIPAA-secure, IP-based voice/data network called ACDS (Assured Content Deliver Services) which allows organizations to push clinical data to its physicians network. ACDS is an application whereby a computer system capable of generating a secure web service event can "speak" to PerfectServe, for example a lab could send test results efficiently and securely. PerfectServe will complement MedLink Access, the automated answering service already offered via the MedLink VPN by providing an automated answering service more suited for large practices.

      MedLink is currently marketing the MedLink VPN based on a "user pay service" structure. This means that there is no cost to the hospital or institution to install the system which is paid for through subscription fees, collected from physicians and medical practices that use the MedLink VPN to access information from outside the facility. While this strategy results in additional risk to the Company, the Company's management believes that the costs will be recouped quickly upon installation by subscriptions received from each facility's physician base.

      MedLink continues to experience increased interest from radiology groups that wish to have complete HIPAA compliant connectivity without the use of costly point-to-point T1 lines and utilize the MedLink VPN as a marketing tool to referring physicians. MedLink believes that the MedLink VPN can be utilized in a cost effective manner on an even smaller scale whereby a physician can have complete HIPAA compliant connectivity between his or her home and office. The physician can also use the MedLink VPN tunnel to access its existing practice management applications; this would require system integration and the work would be performed through KKL, creating another source of potential income to the Company.

In accordance with the review and audit by the Company's independent registered public accounting firm Jewett, Schwartz & Associates. Jewett Schwartz & Associates have expressed concerns about the Company's continued existence as a going concern. Currently the Company has no revenues and, as such, may have to rely on funding from its management and outside sources until such time as it begins to generate revenue sufficient to cover its operating costs and expenses. Over the past three years, the Company has shifted its focus away from its answering service business in favor of concentrating on the development of its MedLink VPN and MedLink EHR products. Management believes that when brought to market the Company's products will be able to compete in the multi-billion dollar HIT industry. The products are currently being beta-tested in several physician's practices, radiology centers, and hospitals nationwide. Management has determined to delay full release of these products pending completion of all beta-testing due to its belief that a fully tested, fully functional product released in the future will enhance the Company's reputation and ability to generate revenues; however, until the Company begins to realize significant revenues to sustain its operations, it may have to rely on contributions or loans by management, sales of its debt or equity securities or bank loans to finance its operations and Research and Development.

      As discussed in this report, the Company has signed several contracts with hospitals and radiology centers in various parts of the US. To date, management believes that the results of beta-testing of installations at these facilities and the feedback received from these centers is positive. Additionally, management believes the Company will be able to generate future revenue from the MedLink VPN and MedLink EHR sufficient to cover its operational cost and expenses.

RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the quarters ended September 30, 2005 and 2004 were $0 and $0, respectively. The lack of revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the MedLink VPN at New Island Hospital and the discontinuation of services to customers who used only paging services last year as well as management's decision not to role out the MedLink VPN services until the entire product is fully functional and all beta testing has been completed. Management realizes that this decision will delay the Company's revenues but feels it will have a better retention rate of physicians when the services are ultimately rolled out to physicians.

      Expenses for the quarters ended September 30, 2005 and 2004 were $259,918 and $360,602, respectively. The decrease in 2005 is primarily due to employment agreements entered into as of January 1, 2005.

      The Company had net losses of $(259,918) and $(360,602) in the quarters ended September 30, 2005 and September 30, 2004, respectively. The net losses resulted primarily from the Company's commitment to install its MedLink VPN at New Island Hospital at no cost to the hospital, without having received any revenues relating to the MedLink VPN installed and the employment agreements entered into as of January 1, 2005, however, the decrease in net loss from September 30, 2005 from the comparable period ended June 20, 2004 occurred from increasing efficiencies in installing the MedLink VPN at various centers.

Liquidity and Capital Resources

      At September 30, 2005, the Company had a working capital deficiency of $377,782 compared to a working capital deficiency of $367,169 at December 31, 2004. While the Company believes revenue that will be earned from the MedLink VPN at New Island Hospital and its imaging centers will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

Item 3. Controls and Procedures


a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b) There were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c) The Company's management, including its CEO and CFO, cannot provide complete assurance that its disclosure controls and procedures or the Company's internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

                           PART II - 6OTHER INFORMATION

Item 1. Legal Proceedings.

      We from time to time experience routine litigation in the normal course of our business. Other than as previously disclosed in our Form 10-KSB for the year ended December 31, 2004, we are not currently a party to any material legal proceedings and we do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The Company during the quarter ended September 30, 2005 sold 714,256 shares of its Class A common stock (par value $.001) for an aggregate purchase price of $.14 per share. The proceeds of the sale were used to further develop the MedLink EHR and costs associated with the regular course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

      On October 24, 2005, we held our annual meeting of stockholders, whereby our stockholders voted on the following proposals as follows:

1) To elect each of Ray Vuono, Konrad Kim and Dr. Michael Carvo to serve as directors of the Company until the next annual meeting of stockholders.

FOR                                 WITHHELD
23,404,197                            63

2) To approve and adopt the Agreement and Plan of Merger and all transactions and developments contemplated by such agreement whereby Western Media Group Corporation will change the state of its incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named MedLink International, Inc.

FOR                               AGAINST               ABSTAIN
23,404,210                            50                    --

3) To vote to approve an increase of the Company's authorized capital stock from 100,000,000 to 205,000,000.

FOR                               AGAINST               ABSTAIN
23,404,060                           200                    --

4) To vote to change the name of the Company from Western Media Group Corporation to MedLink International, Inc. upon completion of the merger.

FOR                               AGAINST               ABSTAIN
23,404,210                            --                    50

5) To vote to effect a one-for-five (1-5) reverse stock split whereby stockholders will be entitled to receive one share of common stock of MedLink International, Inc. for every five shares of common stock of Western Media Group Corporation held by them.

FOR                               AGAINST               ABSTAIN
23,349,121                        55,139                    --

6) To vote to adopt the 2005 Stock Option Plan of MedLink International, Inc. under which one million (1,000,000) shares of common stock of MedLink International, Inc. will be available for grant.

FOR                               AGAINST               ABSTAIN
23,359,021                        45,189                    50

Item 5. Other Events.

      Effective at the close of business on November 21, 2005 Western Media Group Corporation will merge with and into MedLink International, Inc. In connection therewith every five shares of common stock of Western Media Group Corporation will be exchanged for one share Class A Common Stock of MedLink International, Inc. and Western Media Group Corporation's name will change to MedLink International, Inc. Additionally, effective with the opening of trading on November 22, 2005, the Company's trading symbol on the OTC Bulletin Board will be changed from "WMGC.OB" to "MLKN.OB".


Item 6. Exhibits
        --------

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.                         Title of Document
----------- -------------------------------------------------------------------

10.12       Lasercard Value Added Reseller Agreement dated October 7, 2004

10.13 Master Services Agreement between Western Media Group and Apollo Health Street dated January 20th 2005

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

                                         WESTERN MEDIA GROUP CORPORATION


Date: November 21, 2005                  /s/ Ray Vuono
                                         --------------------------------------
                                         By: Ray Vuono, CEO

                                         /s/ James Rose
                                         -----------------------------
                                         By: James Rose, Vice President and
                                         Principal Accounting Officer