Form 10KSB
period 2005-12-31
WESTERN MEDIA GROUP CORP
filed 2006-04-17
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ...........to...............

Commission File Number 2-71164

                           MEDLINK INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                           41-1311718
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

               11 Oval Drive, Suite 200B, Islandia, New York 11749
         --------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  631-342-8800
         --------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:         None

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |X| No |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      MedLink International, Inc. revenues from continuing operations for the fiscal year ended December 31, 2005 were $0.

      Aggregate market value of the voting and non voting equity held by non-affiliates was approximately, $4,554,684 as of March 31, 2006. There were a total of approximately 5,993,005 shares held by non-affiliates as of such date.

      The Company's stock transfer agent is Computershare, 350 Indiana St, Suite 800, Golden, Colorado 80401.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,262,550 class A shares and 0 class B shares outstanding as of March 31, 2006.

      Documents incorporated by reference: None.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                     STATEMENT OF FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Western Media Group Corporation and its subsidiaries (collectively the "Company") that are based on the beliefs of the Company's management, as well as, assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. The Company's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the Company's need to obtain additional financing or equity; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and certain other factors detailed below under Risk Factors.

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

                                     PART I

Item 1. Description of Business

The Company's Background

      MedLink International Inc. is a Delaware corporation that was incorporated in Minnesota in 1977 as Ionics Controls, Inc. and changed its domicile to Delaware in October of 2005. Our common stock trades on the Over-the Counter Bulletin Board under the symbol "MLKNA".

      We changed our name to Western Media Group Corporation in November 1988, and to MedLink International, Inc. in October 2005. The change was made in connection with the merger into MedLink International, Inc. Delaware Corporation in October 2005. We formed MedLink International, Inc. in connection with the Annual Shareholder meeting held October 24th, 2005 to properly identify the Company's main product offerings with that of the parent company.

      Our principal executive offices are located at 11 Oval Drive, Suite 200B, Islandia, NY 11749 and our telephone number is (631) 342-8800. The Company's web site address is www.medlinkus.com.

Our Business

      The Company is in the business of selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. MedLink offer its services as stand-alone, combined or enterprise-wide systems. The Company's flagship product the MedLink EHR(R) software enables physicians to utilize one solution to handle all of their practice management needs from scheduling, to practice management, to medical billing in an all in one user friendly application.

      The majority of MedLink's business operations are carried out by its wholly-owned subsidiary, MedLink VPN, Inc. and its flagship products The MedLink VPN and MedLink EHR, as well as its newly acquired subsidiary CNI Medical Coding & Recovery, Inc. The MedLink VPN incorporates several third party applications, including Snap Gear, LaserCard, PerfectServe, McGraw-Hill and Erad. The Company also provides medical billing, messaging, video teleconferencing, and document management services to the health care community

MedLink Solutions & Services

MedLink EHR

      Utilized in conjunction with the security platforms of the MedLink VPN, the MedLink EHR (Electronic Health Record) provides patient-centric data, which means that information on the system is tied to each specific patient and the patient's primary care doctor.

      The primary care doctor utilizes MedLink EHR to gather and update the data on his or her patients. Each time that MedLink EHR is accessed through the secure MedLink VPN it synchronizes with a master database that is tied into all affiliates of the primary care doctor and then updates the data on the primary care doctor's local database. According to physicians, this process will save a tremendous amount of time and enable access to data that previously could have taken up to several weeks to collect. The MedLink EHR does this all in a matter of minutes.

      The MedLink EHR is used as a practice management system, it provides for the consolidation by physicians of data among the disparate networks, where by it goes out like a powerful search engine within a physician's own private network and collects and organizes the data into an application that provides for all of a physician's records to be stored on their local database while keeping connected to all the networks a physician's practice is affiliated with.

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

MedLink EHR Optical Memory Card

      In October 2004 the Company entered into a Value Added Reseller agreement with LaserCard Systems Corporation to package an EHR solution to its clients. The LaserCard optical memory card offers a secure and cost effective solution to bridge the information gap. Patients carry their own electronic patient record or dataset to the participating clinic, physician or provider without additional communication hardware or file transfer costs. In any health care setting, the optical memory card can transport secure, partial or complete electronic patient records, helping to expedite care, reduce costs, and perhaps save lives. The LaserCard-based patient record card can provide a secure permanent audit trail of all significant events, diagnoses, treatments and outcomes related to a patient. By using the card, anonymous data can be accumulated automatically, and coupled with the established security features provided via the MedLink VPN, the card can also help physicians and hospitals further ensure compliance with HIPAA.

      In conjunction with its partner LaserCard Corporation, the MedLink Optical Memory Card has been integrated with the MedLink EHR to offer patients a portable, durable, high capacity storage device that can be appended but never erased. The Company believes that the unique capabilities of the EHR Optical memory Card is one competitive advantage that will set the MedLink EHR system apart from competing technologies. The MedLink EHR Optical Memory Card ensures that patients can add but never erase their current and permanent medical history. Presently in use by the United States as the nation's Green Card and other world governments, the technology embedded within the MedLink EHR card is highly counterfeit-resistant and tamper-proof, providing physicians and their patients added security.

MedLink Billing

      In March of 2006 the Company announced the newest addition to the MedLink EHR suite of services, MedLink Billing. MedLink Billing is a proprietary medical billing software solution for the medical community that works seamlessly with the practice management aspect of the MedLink EHR with seamless transmission of data from one solution to the other. The addition of MedLink Billing allows MedLink to offer to medical practices one solution to run their practices. The application which runs locally, yet utilizes the HIPAA security measures afforded by the MedLink VPN allows physicians to conduct their medical billing needs in house without the hassle of using two applications or paying for the expense of integrating different solutions which can be extremely difficult. Alternatively, the doctor can outsource his billing needs to a medical billing company, such as the Company's subsidiary CNI Medical Coding & Recovery, Inc., securely and efficiently over the MedLink VPN portal, allowing physicians to submit patient visit information effortlessly and immediately as opposed to the general practice of medical billing companies that pick up the claims once a week or have information faxed unsecurely. The Company's management believes that this additional attribute to the MedLink EHR will help it to market the MedLink EHR to additional physicians in addition to the services of CNI Medical Coding & Recovery.

MedLink Virtual Private Network (VPN)

The MedLink Virtual Private Network ("MedLink VPN") allows subscribing doctors to securely communicate with other physicians and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other Personal Health Information (PHI). The MedLink VPN provides data security compliant with Title II, Part C of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and a system for secure delivery of radiological images, allowing for the delivery of radiological images without film. MedLink proprietary PACS viewer also allows for manipulation of radiological images. The MedLink VPN offers the highest level of security available in the Health Information Technology ("HIT") industry. Utilizing the MedLink VPN, different networks in different locations can be tied into a single private network. Software applications can be centralized and made available to certain users and not others depending on your security protocols. Essentially, the MedLink VPN allows you to customize public and private areas within your organization. The MedLink VPN also incorporates streaming video technology, allowing for remote viewing of procedures or delivery of continuing education or training materials by a hospital to its doctors and staff, and communications software allowing for secure messaging among hospital personnel.

                          Recent Business Developments

      Currently, MedLink has installed the MedLink VPN at New Island Hospital in Bethpage, New York pursuant to a November 25, 2002 Telecommunications Service Agreement. Testing at that site has been completed and MedLink has begun marketing the VPN and its other services to doctors and medical practices affiliated with New Island Hospital. The MedLink VPN has also been installed in a small specialty hospital in Los Angeles called the Miracle Mile Medical Center as well as Access Imaging and Landmark Imaging which are all radiology centers in the Los Angeles area with approximately 2,000 referring physicians collectively. In addition, MedLink has begun demonstrating the VPN and other products at several hospitals and radiology centers in California.

      During the fiscal year ended December 31, 2005, MedLink focused its efforts and resources on the development, addition of value added resources, and implementation of the MedLink VPN(TM) and MedLink EHR through its wholly owned subsidiary MedLink VPN, Inc.

      While MedLink does not currently have any marketing staff, it relies on its Chief Executive Officer, Ray Vuono, and associates of Medlink West to market its products and services. The Company is currently aggressively seeking a Vice President of Sales to establish a marketing and sales division for the MedLink suite of services. Depending upon the products and services ordered, MedLink believes that the revenue to it per doctor will be between $250 and $500 per month from New Island Hospital doctors in addition to its other installations. However, there can be no assurance that a significant number of doctors will order MedLink's products or services.

      In addition to hospitals, MedLink plans to start offering its products and services to radiology practices as well as smaller medical practices and individual doctors who may be able to use the MedLink VPN to work from home or remote locations.

                  The Market for MedLink Products and Services

      MedLink believes that the market for its products and services consist of small and medium size medical practices that are looking to reduce their communication costs and increase employee efficiency. MedLink believes that the best way to market to these doctors is by establishing a relationship with hospitals they are affiliated with, as it has done with New Island Hospital, UCLA, Miracle Mile Medical Center, and certain radiology centers.

      Currently, to the extent that MedLink has engaged in any marketing activities, it has focused solely on local independent practitioners who are affiliated with New Island Hospital, Access Imaging, and UCLA. If sufficient revenue is available in the future, MedLink may seek to market its services to other hospitals and the doctors affiliated with them.

The Healthcare and Healthcare IT Industry

      Around the world, 2005 saw healthcare costs continue to rise as healthcare professionals worked to simultaneously control them while upholding quality standards. The ongoing trend impacted employers and consumers, often increasing the cost burden on employers, and in many cases, increasing the transfer of those higher costs directly to employees. For example, General Motors' chairman, in a speech to the Economic Club of Chicago (Feb. 2005), revealed that his company spends more than $1,500 in employee medical expenses for every new car it sells.

      These increasing healthcare cost burdens helped bring increased visibility to healthcare information technology (HIT) as one of the opportunities for achieving meaningful and sustainable healthcare improvements. In the United States, regional health information organizations (RHIOs), are receiving more interest and generating more activity.

      Overseas, HIT is being put to use to improve quality and gain efficiencies. One example of growing global use of HIT is the National Health Services' ("NHS") effort to connect England's healthcare providers and citizens.

HIT Earns Broad Government Recognition

      In 2005, HIT continued to receive recognition as a part of the solution to the problems facing the U.S. healthcare system. Its advocates include U.S. President George Bush, who cited its potential in yet another State of the Union address (Feb. 1, 2006). In the address, the President highlighted the fact that the first of 78 million baby boomers turn 60 in 2006, putting unprecedented strains on the federal government. Within the context of a national conversation on Medicare and Medicaid, meaningful action on HIT has become an important goal at the federal level. HIT is receiving bipartisan support, with numerous policymakers embracing it as a primary opportunity for improving the cost and quality of the nation's healthcare delivery.

RAND Study Identifies Dramatic HIT-Enabled Cost Savings

      One milestone event that supported the belief that HIT can improve the cost and quality of healthcare delivery came in the form of the results of a two-year study by RAND Corporation, a non-profit think tank. The study sought to examine HIT's potential to save lives and dollars if widely embraced in the United States. The results, published in the leading academic journal Health Affairs (Sept. 2006), identified a possible $162 billion in annual savings related to increased efficiencies, reduced adverse drug events and improved health quality via prevention and disease management. The study, which additionally revealed the potential prevention of 2.2 million avoidable medical errors, also pointed to the elevated role the federal government must play in helping realize the potential savings identified.

Influencers Come Together in Pursuit of Interoperability Standards

      Providing further validation on the concept of better connecting communities and geographies, 2005 saw increased visibility for the National Alliance for Healthcare Information Technology. Among other objectives, the Alliance took on the cause to promote the identification and adoption of national interoperability standards. The organization made great strides in securing widespread industry agreement on the definition for interoperability in healthcare, a crucial step to ensuring that hundreds of thousands of HIT systems will one day seamlessly exchange critical patient data. More than 37 organizations representing every sector of healthcare, including the Joint Commission on Accreditation of Healthcare Organizations, BlueCross Blue Shield Association, General Motors, Oracle, and the American Hospital Association, to name just a few, agreed that "In healthcare, interoperability is the ability of different information technology systems and software applications to communicate; to exchange data accurately, effectively and consistently; and to use the information that has been exchanged."

Hospital and Physician Practice Market Conditions

      In 2005, Moody's reported that hospital bond rating upgrades outnumbered downgrades for the first time since 1997. And while some providers are dealing with issues such as an unfavorable payor mix and the responsibility to serve a growing uninsured population, USA Today indicated in January 2006 that hospital profit margins reached a six-year high of 5.2 percent in 2004. Several industry analysts believe that an inflection point may be approaching that will accelerate the adoption of electronic medical records within physician office practices and that physicians increasingly believe that there is a demonstrable return on investment associated with HIT. Health Affairs reported that physicians' evolving care environments increasingly demand such capabilities as e-prescribing to better manage the current healthcare landscape. Overseas, numerous drivers--including managing the cost of healthcare delivery; improving patient safety, patient satisfaction and the overall patient experience; and the need to optimize resource utilization--are also increasing the visibility and usage of HIT.

                                   Competition

      The market for HIT solutions and services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company's principal existing competitors include: Cerner Corporation, Eclipsys Corporation, Epic Systems Corporation, GE Healthcare Technologies, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. ("Meditech"), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions and services that compete with many of the Company's software solutions and services. Other competitors focus on only a portion of the market that MedLink addresses. For example, competitors such as Allscripts Healthcare Solutions, Inc., Quality Systems, Inc. and Emdeon Corporation offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market. In addition, the Company expects that major software information systems companies, large information technology consulting service providers, system integrators, managed care companies and others specializing in the healthcare industry may offer competitive software solutions or services. The pace of change in the HIT market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. The Company believes that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible software solutions. Substantially all of the Company's competitors have greater financial and personnel resources than the Company, which could adversely affect the Company's ability to compete with these entities.

                               Customer Dependence

      MedLink is in the early stages of its business development and is solely dependent on a few major customers, New Island Hospital, UCLA, Miracle Mile Medical Center and select radiology groups. MedLink believes that its future success will be dependent on it developing relationships with hospitals for access to their doctors. Without these relationships, MedLink's business is unlikely to succeed.

                              Intellectual Property

      MedLink VPN, Inc. has trademarked the name MedLink VPN and MedLink EHR. Other than these trademarks, MedLink does not have any intellectual property.

                             Research & Development

      MedLink in 2005 committed $102,838 towards research and development, the majority of which was spent on development of the MedLink EHR. The Company intends to increase its research and development activities in 2006 to continue enhancements on the MedLink EHR to keep up with the ever changing HIT market.

                              Government Regulation

      The only significant government regulation affecting MedLink's business is HIPAA. HIPAA required the U.S. Department of Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. The goal of the standards adopted is to improve the efficiency and effectiveness of the nation's healthcare system by encouraging the widespread use of electronic data interchange in healthcare, while protecting that information with a secure environment. These standards have been promulgated and must be followed by persons and companies which transmit health data.

      MedLink believes that its current products and services are HIPAA compliant and that its future products and services will be HIPAA compliant because it utilizes third-party solutions from Netwolves Corporation and Avreo, Inc., which it believes to be fully secure and HIPAA compliant. However, MedLink has not received any independent conformation of such compliance. In the event that it is found not to be HIPAA complaint, we may be subject to lawsuits and regulatory liabilities and we would be unable to provide services in the medical community.

                                    Employees

      As of the date of this report, MedLink has 6 full time employees.

CNI Medical Coding & Recovery

      The Company announced in March the acquisition of CNI Medical Coding & Recovery, Inc. ("CNI") for a total of one hundred thousand (100,000) shares of its Class A Common Stock. The acquisition of CNI allows MedLink to leverage off its relationships in the medical community and to now offer in house medical billing services. CNI specializes in re-gaining the revenue and subsequent profits its clients practices are entitled to, utilizing electronic claims and personalized reimbursement strategies. With its experience in assigning proper coding to diagnoses and procedures, CNI receives the financial reimbursement correctly from insurance companies and government agencies that approximately 25% of medical practices across America are only receiving 70% on, as a result of under coding, missed charges, and un-reimbursed claims. As discussed previously, MedLink believes the natural synergies between the MedLink EHR, MedLink Billing, and CNI, will allow the Company to market CNI's services relatively effortlessly to MedLink's clients.

K-Rad Konsulting, LLC

      Krad Konsulting, LLC. ("Krad") a wholly-owned subsidiary of the Company is a solution provider for Internet infrastructure. Krad offers Internet infrastructure consulting for businesses and the medical community using what it deems reliable sources of technical help for their networks and related systems. Krad offers three main services which are: (1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting. To date, Krad has not realized any significant revenues as a majority of Krad efforts are `sfocused on the development and maintenance of the MedLink VPN, MedLink EHR and its suite of services. Although there can be no assurance, the Company's management believes that while the majority of Krad's focus has been on development, that upon the realization of an established client base for the MedLink EHR Krad's revenues will increase significantly as Krad will be the technical support arm of MedLink. Krad expects to bill its clients on an hourly-basis for technical support at a rate of approximately $125/hour. Due to the extreme technical aspects of Health Information Technology, many of MedLink's competitors realize more than 25% of their total revenue from technical support.

                  Potential Future Acquisitions by the Company

      The Company may seek, investigate, and if warranted, acquire interests in companies in exchange for debt, equity, cash or a combination thereof. While the Company currently intends to search for businesses that have synergies with MedLink, Krad, and CNI, the Company may not restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

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

                   Investment Considerations and Risk Factors

THE COMPANY HAS A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR CURRENT PROSPECTS

      The Company was incorporated in July, 1977. The businesses the Company previously operated were liquidated in the late 1980s and early 1990s. The Company became a corporate shell in 1991 and remained a corporate shell through October 31, 2000. On October 31, the Company acquired KRAD. KRAD began doing business in February, 2000 and, to date, has had limited revenues. On January 1, 2002, the Company acquired MedLink, which also had had limited revenues to date. In January of 2006 the Company acquired CNI Medical Coding & Recovery, Inc. Other than the acquisitions of K-Rad, MedLink, and CNI our activities have been very limited.

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

THE HEALTHCARE IS HIGHLY REGULATED AND IS SUBJECT TO CHANGE AND THE COMPANY'S FAILURE TO COMPLY WITH NEW OR EXISTING REGULATIONS COULD ADVERSELY AFFECT ITS ABILITY TO OPERATE IN THEIR TARGETED INDUSTRY

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

THE HEALTHCARE INDUSTRY IS HIGHLY REGULATED AND ANY FAILURE BY THE COMPANY TO COMPLY WITH SUCH GOVERNMENTAL REGULATIONS COULD ADVERSELY AFFECT ITS ABILITY TO CONTINUE TO OPERATE IN THE HEALTHCARE INDUSTRY.

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

      MedLink is required to comply with HIPAA. While it has taken steps to do so, it has not sought independent verification of such compliance. If MedLink is found not to be in compliance with HIPAA, it may be subject to lawsuits from its clients, as well as regulatory liability which would materially adversely affect its operations and business.

WE HAVE LIMITED RESOURCES AND LIMITED REVENUES

      We have limited resources. At the present time, our only sources of revenues are KRAD, MedLink, and CNI neither of which has generated any significant revenues. In addition, there can be no assurance that we will obtain significant revenues through the acquisition of other companies or that the Company will be able to operate on a profitable basis.

THE COMPANY HAS INCURRED LOSSES SINCE IT BEGAN ITS OPERATIONS IN 2001 AND EXPECTS TO CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE WHICH RAISES DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      The Company has incurred losses during each fiscal year of its operations since it began its operations of MedLink in 2001, and expects to continue to incur losses for the foreseeable future. We currently intend to continue to invest in infrastructure development, applications development, marketing and acquisitions. Whether we continue to incur losses in a particular period will depend on, among other things, the amount of such investments and whether those investments lead to increased revenues.

      Our independent auditor prepared a report for the Company's financial statements for the year ended December 31, 2005. The report states we might not be able to continue as a going concern. A "going-concern" opinion indicates that the financial statements are prepared assuming the business will continue as a going-concern, but there can be no guarantee that it will continue as a going concern.

      If we are unable to curb our losses and achieve profitability we have substantial doubts about our ability to continue as a going concern unless we can raise additional capital, all of which there can be no assurance.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS PLAN

      The Company has had limited revenues to date. The Company will be entirely dependent on its limited financial resources to seek additional acquisitions and run and grow the businesses of KRAD, MedLink and CNI. For this reason, the acquisitions of KRAD, MedLink, and CNI were paid in common stock. There can be no assurance that other potential acquisition candidates will not require payment in cash. The Company cannot, therefore, ascertain, with any certainty, what will be the precise capital requirements for successful execution of its business plan. If the Company's limited resources prove insufficient to implement our plan, due, for example, to the size of the acquisition, the Company may have to seek additional financing. Even if the Company is successful in completing an acquisition, it may require additional financing for operations or our business growth.

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

      There are no current limitations on the Company's ability to borrow funds to increase the Company's capital to assist KRAD, MedLink, and CNI or to effect acquisition(s). However, the Company's limited resources and lack of operating history will make it difficult to borrow funds. The amount and nature of the Company's borrowings will depend on, among other things, the Company's capital requirements, perceived ability to meet debt service on borrowings and prevailing financial market and economic conditions. There can be no assurance that debt financing, if sought, would be available on commercially acceptable terms, given the best interests of the Company's business. An inability to borrow funds to acquire companies or to generate funds for the Company's businesses could have a material, adverse effect on the Company's financial condition and future prospects. Even if debt financing is ultimately available, borrowings may subject the Company to risks associated with indebtedness. These risks would include, among other things, interest rate fluctuations and insufficiency of cash flow to pay principal and interest. If these risks were realized, they could lead to a default. Moreover, if a company the Company acquires already has borrowings, we might become liable for them.

THE COMPANY EXPECTS THAT ITS ACCOUNTING FOR STOCK OPTIONS AND SHARE-BASED PAYMENTS TO EMPLOYEES WILL HAVE A MATERIAL ADVERSE AFFECT UPON ITS OPERATING RESULTS

The Company expects that accounting for employee stock options using the fair value method will have a material impact on its consolidated results of operations and earnings per share. The FASB has issued SFAS 123R, which will require the Company to recognize, in its financial statements, all share-based payments to its employees, including grants of employee stock options, based on their fair values beginning with the first quarter of 2006. The Company expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company cannot predict what effect the increase in its net loss or reduction in its net income, if any, may have on the market prices of the Company's securities.

THE COMPANY CURRENTLY DEPENDS UPON A LIMITED NUMBER OF EMPLOYEES

      The Company's ability to successfully complete an acquisition depends on the efforts of the Company's three Directors and three Officers. Three of the Company's Directors also serves as, Officers. The Company has not obtained "key man" life insurance on any Officers or Directors. If the Company were to lose the services of any Officer or Director, this could have a material, adverse effect on our ability to achieve the Company's business objectives.

      One of the Company's Officers, who also serves as a Director, Konrad Kim, is also President of KRAD. Therefore, he has conflicts of interest in allocating management time between the Company and KRAD. We will rely on Mr. Kim's and our other Officers' expertise.

SINCE THE COMPANY PROVIDES SOFTWARE SOLUTIONS TO HEALTHCARE PROVIDERS, THE COMPANY MAY BE SUBJECT TO LIABILITIES FOR ITS PRODUCT MALFUNCTIONS OR SYSTEM ERRORS

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

THE COMPANY IS DEPENDENT ON THIRD-PARTY SUPPLIERS AND ANY INTERUPTION IN SUCH SERVICES COULD HARM THE COMPANY'S ABILITY TO CONDUCT ITS BUSINESS

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

THE COMPANY FACES SIGNIFICANT COMPETITION

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

      Certain of the Company's competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer software solutions that it does not offer. The Company's principal existing competitors include: Cerner Corporation, Eclipsys Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. ("Meditech"), Misys Healthcare Systems, Siemens Medical Solutions Health Services Corporation and WebMD, each of which offers a suite of software solutions that compete with many of the Company's software solutions and services. There are other competitors that offer a more limited number of competing software solutions.

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

      In addition, the Company could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of its software solutions and services expands. These claims, even if not meritorious, could be expensive to defend. If the Company becomes liable to third parties for infringing their intellectual property rights, it could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the software solutions that contain the infringing intellectual property, which could have a material adverse effect on the Company's financial condition and operations.

ANY ACQUISITIONS THE COMPANY MAKES COULD RESULT IN DILUTION TO EXISTING STOCKHOLDERS AND COULD BE DIFFICULT TO INTEGRATE WHICH COULD CAUSE DIFFICULTIES IN MANAGING THE COMPANY'S BUSINESS, RESULTING IN A DECREASE TO THE VALUE OF THE COMPANY'S STOCKHOLDERS INVESTMENT

      The Company believes that it will need to make strategic acquisitions of other businesses in order to achieve growth and profitability. Evaluating acquisition targets is difficult and acquiring other businesses involves risk. The consummation of the acquisition of other businesses would subject the Company to a number of risks, including the following:

      o difficulty in integrating the acquired operations and retaining acquired personnel;
      o limitations on the Company's ability to retain acquired sales and distribution channels and customers;
      o diversion of management's attention and disruption of the Company's ongoing business; and
      o limitations on the Company's ability to incorporate acquired technology and rights into its product offerings and maintain uniform standards, controls, procedures and policies.

      Furthermore, the Company may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities would be dilutive to the Company's then existing stockholders.

ONE STOCKHOLDER AND OUR AFFILIATES CURRENTLY OWN A MAJORITY OF THE COMPANY'S COMMON STOCK

      Mr. Ray Vuono, the Company's CEO owns approximately 19.59% of the Company's outstanding common stock, and, our affiliates, including Mr. Vuono, beneficially own, including shares issuable upon exercise of outstanding options, a total of approximately 54% of our outstanding common stock. They therefore, together, have the ability to control the outcome of all matters submitted to the stockholders for approval. This includes not only election of Directors, but also the decision whether to attempt to effect a merger or acquisition.

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

THE COMPANY'S STOCK PRICE MAY BE VOLATILE

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

      The Company's certificate of incorporation authorizes the issuance of 200,000,000 shares of Common Stock. The Company may issue a substantial number of shares in connection with or following acquisition transactions.

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

WE MAY NOT BE ABLE TO COMPLY WITH THE SARBANES-OXLEY ACT

      The enactment of the Sarbanes-Oxley Act in July 2002 created a significant number of new corporate governance requirements and additional requirements may be enacted in the future. Although we expect to implement the requisite changes to become compliant with existing and new requirements when they do apply to us, we may not be able to do so, or to do so in a timely manner.

IN THE EVENT THE SEC REVIEWS OUR FORM 10-KSB AND CONSOLIDATED FINANCIAL STATEMENTS INCLUDED THEREIN, IT MAY BE DETERMINED THAT INFORMATION DISCLOSED THEREIN MUST BE AMENDED

      The SEC has not in the past reviewed our annual or quarterly financial statements. In the event that the SEC determines to review our financial statements the SEC Staff may determine that information contained therein must be modified, removed or amended, in whole or in part, including but not limited to, certain accounting issues and treatments, which could result in the restatement and/or adjustment of our financial statements for the years ended December 31, 2005 and December 31, 2004. In the event we are required to make any such modifications, removals or amendments, including but not limited to, accounting adjustments, reclassifications and/or write-downs of a material amount of our assets, our results of operations for the restated periods could be materially adversely affected and our financial condition could be adversely affected.

THERE ARE LIMITATIONS IN CONNECTION WITH THE AVAILABILITY OF QUOTES AND ORDER INFORMATION ON THE OTCBB

      Trades and quotations on the OTCBB involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

THERE ARE DELAYS IN ORDER COMMUNICATION ON THE OTCBB

      Electronic processing of orders is not available for securities traded on the OTCBB and high order volume and communication risks may prevent or delay the execution of one's OTCBB trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of OTCBB security orders for shares of our common stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES

      The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors". For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and the price at which such investors can sell any of such shares.

      Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

      o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
      o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
      o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
      o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
      o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

      Our management is aware of the abuses that have occurred historically in the penny stock market.

THERE IS A RISK OF MARKET FRAUD

      OTCBB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

THERE IS LIMITED LIQUIDITY ON THE OTCBB

      When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of one's order entry.

THERE IS A LIMITATION IN CONNECTION WITH THE EDITING AND CANCELING OF ORDERS ON THE OTCBB

      Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT THE STOCK PRICE

      The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTCBB if the stock must be sold immediately. Further, purchasers of shares of our common stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for shares of our common stock on the OTCBB. Due to the foregoing, demand for shares of our common stock on the OTCBB may be decreased or eliminated.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET

      From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 (Securities Act), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

DIRECTOR AND OFFICER LIABILITY IS LIMITED

      As permitted by Delaware law, our certificate of incorporation limits the liability of our directors for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of our charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law.

Item 2.  Description of Property

      We believe that our offices and other facilities are in good operating condition and adequate for our current operations and that additional leased space can be obtained on acceptable terms if needed.

Headquarters

      We lease our corporate headquarters offices in Islandia, New York, which consists of approximately 2,800 square feet of space, under a lease that expires in July 2006, which includes an option to extend for an additional 2 years.

      MedLink leases additional office space in Beverly Hills, California at:
      345 North Maple Drive
      Suite 278
      Beverly Hills, CA 90210

This office is leased on a 2 year contract with monthly lease payments of $2,253 with the lease expiring in December of 2007.

Item 3.  Legal Proceedings

      Other than the legal proceedings described below, the Company is not a party to any other material legal proceedings.

      On January 11, 2006, a lawsuit was filed against the Company by its former counsel, Guzov & Ofsink, LLC, for the alleged failure to pay legal fees. This proceeding was commenced in the Supreme Court of the State of New York, County of New York. The plaintiff is seeking $157,718.80 in past legal fees plus interest. The Company intends to vigorously defend this suit and believes that it has meritorious defenses and counterclaims.

Item 4.  Submission of Matters to a Vote of Security Holders

      On October 24th, 2005, the Company held its Annual Meeting of Shareholders, whereby the following six proposals were submitted to the shareholders for vote through submission of proxies or otherwise. Each of the six proposals were approved by a majority of the Company's shares outstanding and entitled to vote at the meeting.

      1. To Elect three (3) Directors to the Board of Directors to serve until the 2006 Annual Meeting of Stockholders or until their successors have been duly elected or appointed and qualified.;
      2. To consider and vote upon a proposal to approve the Agreement and Plan of Merger and all transactions and developments contemplated thereby, the purpose of which is to change the state of incorporation of the Company from Minnesota to Delaware (the "Reincorporation"), whereby the Company will merge with and into a newly formed Delaware corporation named MedLink International, Inc. ("MedLink");
      3. To adopt and approve the following changes to the Company's capitalization: (i) increase the authorized number of shares of all classes of capital stock from 100,000,000 to 205,000,000, consisting of 150,000,000 shares of Class A Common Stock, 50,000,000 shares of Class B Common Stock and 5,000,000 shares of preferred stock, and
            (ii) establish the rights, preferences and privileges of, and the restrictions on, the Class A Common Stock and the Class B Common Stock;
      4. To approve the change of the Company's name in connection with Reincorporation;
      5. To approve the proposal of the Board of Director's to effect a one-for-five (1-5) reverse stock split; 6. To approve the adoption of MedLink's 2005 Stock Option Plan

All proposals submitted at the Company's Annual Meeting of Shareholders were approved and ratified by the Board of Directors of MedLink International, Inc.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      The Company's common equity is quoted in the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol MLKNA.OB. The high and low sales prices of the Company's common stock for each quarter within the last two fiscal years are set forth below. On August 15, 2001, the Company's common stock was authorized for quotation on the over-the-counter Bulletin Board after being delisted in 2000. At most times during the last two fiscal years, trades in the Company's common stock were sporadic and therefore, published prices may not represent a liquid and active trading market which would be indicative of any meaningful market value. All prices have been adjusted to reflect the Company's one-for-five reverse split of its common stock effected in October 2005.

                                    High                      Low
                                    ----                      ---

1st Quarter 2004  -                 $3.90                     $2.15

2nd Quarter 2004  -                 $2.80                     $1.25

3rd Quarter 2004  -                 $2.25                     $0.90

4th Quarter 2004  -                 $1.65                     $0.80

1st Quarter 2005  -                 $1.70                     $0.70

2nd Quarter 2005  -                 $0.50                     $1.68

3rd Quarter 2005  -                 $0.75                     $1.64

4th Quarter 2005  -                 $0.52                     $1.40

1st Quarter 2006  -                 $0.17                     $0.98

      The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the above quotations is Yahoo Finance.

      The Company also has a secondary listing for its class A common shares on the Berlin-Bremen stock exchange and trades under the symbol WM6A, and has a sole trading platform for its Class B common shares that trades under the symbol WM6B. To date trading of both of the Company's securities on the Berlin-Bremen Stock Exchange has been limited if at all.

      As of April 14, 2005 there were 1011 holders of record of our Class A commons stock in addition to those who hold shares in street name.

      As of April 14, 2005 there were 0 holders of record of our Class B common stock.

      No dividends have been declared by the Company during the last two fiscal years. There are no restrictions which affect or are likely to affect the Company's ability to pay dividends in the future. The Company intends to retain its future earnings, if any, for reinvestment into the Company.

Equity Compensation Plan Information

      The following table contains information concerning the Company's only existing equity compensation plans which cover certain officers, employees and consultants. Each of the officers and consultants entered into an agreement with the Company for the provision of services which obligates the Company to pay option compensation.

                                           Number of securities
                                             to be issued upon         Weighted average
                                                exercise of           exercise price of        Number of securities
                                           outstanding options,      outstanding options,    remaining available for
             Plan category                  warrants and rights      warrants and rights         future issuance
--------------------------------------------------------------------------------------------------------------------
                                                    (a)                      (b)                       (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by                                      $  0.136                 5,000,000 (4)
  security holders

Equity compensation plans not approved            800,000 (2)              $  0.17                    800,000 (2)
  by security holders (1)

                                                                                                    8,000,005 (3)

Total                                             800,000                                          13,800,005

The share numbers below have been adjusted to reflect the Company's 1 for 5 reverse split in October 2005.

(1) On January 1, 2004, the Company entered into an employment agreement with Mr. Vuono for him to serve as the Company's Chief Executive Officer. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Vuono is to receive 200,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 200,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Vuono is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

      On January 1, 2004, the Company entered into an employment agreement with Mr. Rose for him to serve as the Company's Vice President and Controller. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Rose is to receive 100,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 100,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Rose is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

      On January 1, 2004, the Company entered into an employment agreement with Mr. Kim for him to serve as the Company's Chief Technical Officer. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Kim is to receive 20,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 20,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Kim is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company. On January 1, 2005, the Company contingent to Mr. Patel's resignation increased Mr. Kim's contract by 80,000 shares in compensation and 80,000 options on the same terms as above in consideration for his acceptance of Mr. Patel's responsibilities with the Company.

      On January 1, 2004, the Company entered into an employment agreement with Nilang Patel to serve as the Company's Chief Operating Officer. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Patel is to receive 80,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 80,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Patel is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company. Mr. Patel resigned on January 1, 2005 and forfeited the rest of his contract.

(2) Consists of the following number of options held by the following persons which were received pursuant to the agreements set forth above:

Jameson Rose            200,000
Ray Vuono               400,000
Nilang Patel             80,000
Dr. Michael Carvo             0
Konrad Kim              120,000

                        800,000

(3) Consists of the following number of shares of common stock which can be issued to the following persons in 2006, 2007, 2008, 2009 and 2010 pursuant to their employment agreements dated January 1, 2006:

                      Salary             Salary              Salary             Salary              Salary
                      ------------------ ------------------- ------------------ ------------------- ------------------
                      2006               2007                2008               2009                2010
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Ray Vuono             955,883            955,833             955,833            955,833             955,833
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
James Rose            808,824            808,824             808,824            808,824             808,824
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Konrad Kim            235,295            235,295             235,295            235,295             235,295
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Totals                2,000,002          2,000,0002          2,000,002          2,000,002           2,000,002
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

(4) Consists of the following number of shares of common stock options which can be exercised by the following persons in 2006, 2007, 2008, 2009 and 2010 pursuant to their employment agreements dated January 1, 2006and 2005 Stock Option Plan:

                   Options          Options          Options         Options          Options
                   ---------------- ---------------- --------------- ---------------- ----------------
                   2006             2007             2008            2009             2010
------------------ ---------------- ---------------- --------------- ---------------- ----------------
Ray Vuono          480,000          480,000          480,000         480,000          480,000
------------------ ---------------- ---------------- --------------- ---------------- ----------------
James Rose         400,000          400,000          400,000         400,000          400,000
------------------ ---------------- ---------------- --------------- ---------------- ----------------
Konrad Kim         120,000          120,000          120,000         120,000          120,000
------------------ ---------------- ---------------- --------------- ---------------- ----------------
Totals             1,000,000        1,000,000        1,000,000       1,000,000        1,000,000
------------------ ---------------- ---------------- --------------- ---------------- ----------------

Recent sales of unregistered securities

      In January 2003, the Company issued a total of 36,980 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon
Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In February, 2003, the Company issued a total of 42,263 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon
Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In March, 2003, the Company issued a total of 49,306 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon
Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In March, 2003, the Company issued 10,523 shares of common stock to Ray Vuono upon his exercise of options. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In April, 2003, the Company issued a total of 49,306 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon
Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      On April 24, 2003, the Company issued 50,000 shares of its common stock to David Kafrissen for services relating to the development, programming and maintenance of the MedLink VPN. The issuance was accomplished in reliance upon
Section 4(2) of the Act in private transactions on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In May, 2003, the Company issued a total of 18,490 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In May, 2003, the Company issued 140,000 shares of common stock to Ray Vuono upon his exercise of options. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In June, 2003, the Company issued a total 12,327 shares of common stock to Munish Rametra, Ray Vuono and Jameson Rose as compensation pursuant to their consulting agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In June, 2003, the Company issued 24,322 shares of common stock to Jameson Rose upon his exercise of options. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In July, 2003, the Company issued 1,042 shares of common stock to Jameson Rose as compensation pursuant to his employment agreement and issued 2,995 shares of common stock to Ray Vuono pursuant to his employment agreement. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In July, 2003, the Company sold 600,000 shares of common stock to Cooper Station Funding Corp. for a total of $195,000. The stock was sold pursuant to a consulting agreement dated May 16, 2003 in which Cooper Station Funding Corp. agreed to assist the Company in marketing the MedLink VPN by introducing prospective clients. In exchange, the Company agreed to issue common stock at a discount from the $0.80 trading price on May 16, 2003. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Cooper Station made its own investigation of the Company and had such knowledge and experience in financial and business matters that it was capable of understanding the risks involved in an investment in the Company's securities.

      In August, 2003, the Company issued 100,000 shares of common stock to Cooper Station Funding Corp. that was sold to it in June, 2003 pursuant to the May 16, 2003 agreement above. The issuance was accomplished in reliance upon
Section 4(2) of the Act in a private transaction on the grounds that Cooper Station made its own investigation of the Company and had such knowledge and experience in financial and business matters that it was capable of understanding the risks involved in an investment in the Company's securities.

      In August, 2003, the Company issued 658 shares of common stock to Jameson Rose as compensation pursuant to his employment agreement and issued 1,810 shares of common stock to Ray Vuono pursuant to his employment agreement. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In September, 2003, the Company issued 910 shares of common stock to Jameson Rose as compensation pursuant to his employment agreement and issued 2,500 shares of common stock to Ray Vuono pursuant to his employment agreement. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2003, the Company issued 29,000 shares of common stock to Jameson Rose upon his exercise of options. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In November, 2003, the Company issued 98,676 shares of common stock to Dr. Michael Carvo in satisfaction of a loan from him to MedLink in the amount of $222,021. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In December, 2003, the Company issued 20,000 shares of common stock to Konrad Kim upon the exercise of options by him. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In January, 2004, the Company issued 200,000 shares of common stock to Ray Vuono 100,000 shares of common stock to Jameson Rose, 80,000 shares of common stock to Nilang Patel, and 20,000 shares to Konrad Kim as compensation pursuant to their employment agreements. The issuances were accomplished in reliance upon
Section 4(2) of the Act in private transactions on the grounds that they made on their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2004, Munish Rametra, a former consultant to the Company, exercised a total of 240,000 stock options at $.10 per share. The issuance to Mr. Rametra was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Rametra made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2004, Munish Rametra, a former consultant to the Company, exercised a total of 240,000 stock options at $.30 per share. The issuance to Mr. Rametra was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Rametra made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2004, James Rose, an employee of the Company, exercised a total of 246,509 stock options at $.10 per share. The issuance to Mr. Rose was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Rose made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2004, Konrad Kim, an employee of the Company, exercised a total of 80,000 stock options at $.10 per share. The issuance to Mr. Kim was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Kim made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In November, 2004, Marty Halfon, a former consultant to the Company, exercised a total of 20,000 stock options at $.50 per share. The issuance to Mr. Halfon was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Halfon made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In January, 2005, the Company issued 200,000 shares of common stock to Ray Vuono 100,000 shares of common stock to Jameson Rose, and 100,000 shares of common stock to Konrad Kim as compensation pursuant to their employment agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made on their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In January, 2005, the Company entered into a subscription agreement with Jerry Bermensolo for a private placement in the amount of $220,000 to purchase 328,458 shares of the Company's stock for a purchase price of $0.67 a share.

      In March, 2005, the Company entered into subscription agreements with six individuals for a private placement to purchase 700,000 shares of the Company's stock for a purchase price of $175,000.

      In October, 2005, James Rose, an employee of the Company, exercised a total of 100,000 stock options at $.24 per share. The issuance to Mr. Rose was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Rose made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2005, Ray Vuono, an employee of the Company, exercised a total of 200,000 stock options at $.24 per share. The issuance to Mr. Vuono was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Vuono made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

Item 6.   Management's Discussion and Analysis or Plan of Operation

BUSINESS OVERVIEW

Introduction:

      MedLink International, Inc. ("MedLink" or the "Company") is headquartered in Islandia, New York. The Company is in the business of selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. MedLink offer its services as stand-alone, combined or enterprise-wide systems. The Company's flagship product the MedLink EHR(R) software enables physicians to utilize one solution to handle all of their practice management needs from scheduling, to practice management, to medical billing in an all in one user friendly application.

      The majority of MedLink's business operations are carried out by its wholly-owned subsidiaries, MedLink VPN, Inc. and its flagship products The MedLink VPN and MedLink EHR and its newly acquired wholly-owned subsidiary CNI Medical Coding & Recovery, Inc. The MedLink VPN incorporates several third party applications, including Snap Gear, LaserCard, PerfectServe, McGraw-Hill and Erad. The Company also provides medical billing, messaging, video teleconferencing, and document management services to the health care community.

The MedLink Vision:

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

MedLink VPN:

The MedLink Virtual Private Network allows subscribing doctors to securely communicate with other physicians and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other Personal Health Information
(PHI). The MedLink VPN provides data security compliant with Title II, Part C of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and a system for secure delivery of radiological images, allowing for the delivery of radiological images without film. MedLink proprietary PACS viewer also allows for manipulation of radiological images. The MedLink VPN offers the highest level of security available in the Health Information Technology ("HIT") industry. Utilizing the MedLink VPN, different networks in different locations can be tied into a single private network. Software applications can be centralized and made available to certain users and not others depending on your security protocols. Essentially, the MedLink VPN allows the user to customize public and private areas within your organization. The MedLink VPN also incorporates streaming video technology, allowing for remote viewing of procedures or delivery of continuing education or training materials by a hospital to its doctors and staff, and communications software allowing for secure messaging among hospital personnel.

MedLink EHR

      Utilized in conjunction with the security platforms of the MedLink VPN, the MedLink EHR (Electronic Health Record) provides patient-centric data, which means that information on the system is tied to each specific patient and the patient's primary care physician.

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

      The MedLink EHR is used as a practice management system, it provides for the consolidation by physicians of data among the disparate networks, whereby it goes out like a powerful search engine within a physician's own private network and collects and organizes the data into an application that provides for all physician's records to be stored on their local database while keeping connected to all the networks a physician's practice is affiliated with.

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

MedLink EHR Optical Memory Card

      In October 2004 the Company entered into a Value Added Reseller agreement with LaserCard Systems Corporation to package an EHR solution to its clients. The LaserCard optical memory card offers a secure and cost effective solution to bridge the information gap. Patients carry their own electronic patient record or dataset to the participating clinic, physician or provider without additional communication hardware or file transfer costs. In any health care setting, the optical memory card can transport secure, partial or complete electronic patient records, helping to expedite care, reduce costs, and perhaps save lives. The LaserCard-based patient record card can provide a secure permanent audit trail of all significant events, diagnoses, treatments and outcomes related to a patient. By using the card, anonymous data can be accumulated automatically, and coupled with the established security features provided via the MedLink VPN, the card can also help physicians and hospitals further ensure compliance with HIPAA.

      In conjunction with its partner LaserCard Corporation, the MedLink Optical Memory Card has been integrated with the MedLink EHR to offer patients a portable, durable, high capacity storage device that can be appended but never erased. The Company believes that the unique capabilities of the EHR Optical Memory Card is one competitive advantage that will set the MedLink EHR system apart from competing technologies. The MedLink EHR Optical Memory Card ensures that patients can add but never erase their current and permanent medical history. Presently in use by the by the United States as the nations Green Card and other world governments, the technology embedded within the MedLink EHR card is highly counterfeit-resistant and tamper-proof, providing physicians and their patients added security.

MedLink Billing

      In March of 2006 the Company announced the newest addition to the MedLink EHR suite of services, MedLink Billing. MedLink Billing is a proprietary medical billing software solution for the medical community that works seamlessly with the practice management aspect of the MedLink EHR with seamless transmission of data from one to solution to the other. The addition of MedLink Billing allows the MedLink to offer to medical practices one solution to run their practices. The application which runs locally, yet utilizes the HIPAA security measures afforded by the MedLink VPN, allows physicians to conduct their medical billing needs in house without the hassle of using two applications or paying for the expense of integrating different solutions which can be extremely difficult. Alternatively, the physician can outsource his billing needs to a medical billing company, such as CNI Medical Coding & Recovery, Inc., securely and efficiently over the MedLink VPN portal, allowing physicians to submit patient visit information effortlessly and immediately as opposed to the general practice of medical billing companies that pick up the claims once a week or have information faxed unsecurely. The Company's management believes that this additional attribute to the MedLink EHR will help it to market the MedLink EHR to additional physicians in addition to the services of CNI Medical Coding & Recovery.

CNI Medical Coding & Recovery

      The Company announced in March, 2006 its acquisition of CNI Medical Coding & Recovery, Inc. ("CNI"). The acquisition of CNI allows MedLink to leverage off its relationships in the medical community and to now offer in house medical billing services. CNI specializes in regaining the revenue and subsequent profits its clients practices are entitled to, utilizing electronic claims and personalized reimbursement strategies. With its experience in assigning proper coding to diagnoses and procedures, CNI receives the financial reimbursement correctly from insurance companies and government agencies that approximately 25% of medical practices across America are receiving only 70% on, due to under coding, missed charges, and unreimbursed claims. As discussed previously, MedLink believes the natural synergies between the MedLink EHR, MedLink Billing, and CNI, will allow the Company to market CNI's services relatively effortlessly to MedLink's existing and future clients.

Krad Konsulting

      Krad Konsulting, LLC., ("Krad") a wholly owned subsidiary of the Company is a solution provider for Internet infrastructure. Krad offers Internet infrastructure consulting for businesses and the medical community using what it deems reliable sources of technical help for their networks and related systems. Krad offers three main services which are: (1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting. To date Krad has not realized any significant revenues as most of Krad efforts are almost exclusively focused on the development and maintenance of the MedLink VPN, MedLink EHR and its suite of services. The Company's management believes that the majority of Krad's focus has been on development that upon the realization of an established client base for the MedLink EHR Krad's revenues will increase as Krad will be the technical support arm of MedLink. Krad will initially bill its clients hourly for technical support at a rate $125/hour and the Company expects that it will become a significant factor in the MedLink business plan moving forward. Due to the extreme technical aspects of Health Information Technology, many of MedLink's competitors realize more than 25% of their total revenue from technical support.

Status of Operations

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

NEW ISLAND HOSPITAL

      The VPN at New Island Hospital is fully operational. A diagnostic station has been set up by MedLink for viewing MRIs, CAT Scans and other images via the VPN and additional viewing stations have been added in certain strategic locations around the hospital including the doctors lounge and emergency room. The Company has also integrated via HL7 integration the hospital's internal ADT (Admission, Discharge, & Transfer) system into the MedLink VPN. The MedLink EHR application will also be installed in the coming months upon completion of the development and testing by Apollo Health Street Limited, a leading health information solutions provider. As of the date of this report, marketing activities at New Island Hospital have been undertaken for the some 700+ doctors that the Company is focusing on becoming subscribers of the MedLink VPN, but the Company has limited it's activities towards those physicians until all aspects of the VPN can be installed and tested. The Company believes it will have more success in marketing and retaining the physicians if it waits until the system integration at New Island Hospital is complete as opposed to offering them a piecemeal system right now. The Company believes that the results of the HL7 integration with the hospital's internal ADT, will help demonstrate that the VPN can be installed and integrated into any hospital information system or other applications.

PLAN OF OPERATION

      The Company believes the installation of the MedLink VPN at New Island Hospital and the installations at the Radiology Centers in Southern California to be the first steps in demonstrating the usefulness and scalability of the MedLink VPN. Because of the various services provided through this secure connection to information hubs for physicians, (i.e., hospitals, laboratories and radiology centers as well as other modalities in other locations, the MedLink VPN can be customized for any particular discipline in the medical area).

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

      In November 2004 the UCLA Center administered its first Lecture, entitled "Mapping Children's Development Progress in Canada" on the MedLink VPN. By utilizing the MedLink VPN and its secure communication platform, the UCLA Center intends to build a content library to be utilized by its affiliates around the world to help promote opportunities for improving the health and well being of children. The UCLA Center is affiliated with schools in the State of California and similar centers across the United States and around the world. The MedLink VPN allows for the UCLA Center and its affiliated centers around the world to create a forum for the exchange of ideas, applications, research studies, and clinical data. MedLink will seek to offer the MedLink VPN and its related services to organizations and institutions affiliated with the UCLA Center on a subscription basis. The Virtual Children's Resource Network (VCRN), a joint venture between UCLA and MedLink, is currently operational and a demonstration was recently given to an associated healthcare facility to UCLA in the Los Angeles area. The medical group consists of more than 250 physicians. Upon the completion of beta testing of MedLink Billing of the MedLink EHR, the Company plans to roll out the MedLink EHR in association with the VCRN to this facility along with 5 other related clinics for the initial pilot program of the VCRN in a regional area.

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

      MedLink continues to experience increased interest from radiology groups that wish to have complete HIPAA compliant connectivity without the use of costly point-to-point T1 lines and utilize the MedLink VPN as a marketing tool to referring physicians. MedLink believes that the MedLink VPN can be utilized in a cost effective manner on an even smaller scale whereby a physician can have complete HIPAA compliant connectivity between his or her home and office. The physician can also use the MedLink VPN tunnel to access its existing practice management applications; this would require system integration and the work would be performed through Krad, creating another source of potential income to the Company.

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

Healthcare Information Technology Market

      2005 continued a trend of positive developments in the healthcare information technology (HIT) marketplace and for the Company. For the third consecutive year, President Bush used the State of the Union address in January 2006 to express his support for electronic health records. The President also highlighted the fact that the first of 78 million Baby Boomers turn 60 in 2006, putting strains on the healthcare system and the federal government as the need for care of the Baby Boomers increases.

      National policymakers continue looking to HIT. 2005 saw meaningful progress towards a bipartisan consensus on Capital Hill around the view that HIT can deliver significant returns. The RAND Corporation study published in Health Affairs helped shape that perspective by detailing potential savings of $162 billion per year through error reduction, elevated efficiency and improved condition management.

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

      A significant development was the publication of RAND's peer-reviewed study that indicates healthcare information technology could save the country's healthcare system $162 billion annually through improved efficiency, disease management and reduced adverse drug events. This study provides large-scale, independent, quantified proof of the impact healthcare information technology can have. The potential savings indicated by this study represent nearly 10 percent of the $1.7 trillion the United States spends annually on healthcare. These findings should be of particular interest to the federal government, which incurs significant healthcare costs through Medicare and Medicaid funding. Overall, the acute care hospital marketplace is in good financial condition. As Moody's reported in January 2006, hospital bond rating upgrades beat downgrades for the first time since 1997. And while some providers are dealing with issues such as an unfavorable payor mix and the responsibility to serve a growing uninsured population, USA Today indicated in January 2006 that hospital profit margins reached a six-year high of 5.2 percent in 2004.

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

Background Information on Certain Trends and Strategies

      Several key trends in the healthcare marketplace are influencing the use of healthcare information services and technology solutions of the types we provide or are developing. Those trends, and the strategies we have developed in response, are described briefly below:

      o High Rates of Increase in Healthcare Costs. According to the Centers for Medicare & Medicaid Services, or CMS, healthcare spending in the United States rose to $1.9 trillion in 2004 (or approximately six thousand three hundred dollars per person), up from $1.7 trillion in 2003, $1.6 trillion in 2002, $1.4 trillion in 2001 and $1.3 trillion in 2000. The CMS report indicated a growth rate in healthcare spending of 7.9% in 2004, compared to 8.2% for 2003, and 9.1% for 2002. In addition, CMS indicated that healthcare's share of gross domestic product was 16.0% for 2004. Another study recently released by CMS predicted that U.S. healthcare spending will increase by an average of 7.2% annually until 2015, at which time such spending will reach $4 trillion (or approximately twelve thousand three hundred dollars per person) and account for 20% of the gross domestic product.
      o Increased Use of Information Technology for Clinical Purposes. Healthcare providers are under pressure to increase quality and reduce medical errors. While information technology systems and electronic transaction services are used by many physician offices for administrative and financial applications, their use in clinical workflow is much more limited, especially in smaller practices. However, we believe this is changing. While it will be a long time before most physicians go to a "paperless office," more physicians are beginning to incorporate information technology into their clinical workflow. Healthcare payers and governmental authorities are increasingly taking steps to encourage physicians to use information technology in their treatment of patients and clinical processes.
      o Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them, however, only a small portion of this amount is currently spent on online services. We believe that these companies, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand these services on the MedLink VPN.

      o Governmental Initiatives Relating to Healthcare Information Technology. There are currently numerous federal, state and private initiatives seeking ways to increase the use of information technology in healthcare, including in the physician's office. Most significantly, in April 2004, Executive Order 13335 directed the appointment of a National Coordinator for Health Information Technology to coordinate programs and policies regarding health information technology across the Federal government. In May 2004, David J. Brailer M.D., Ph.D., was appointed to serve in this position. The National Coordinator is charged with directing the health information technology programs within the Department of Health and Human Services, or HHS, and coordinating them with those of other relevant Executive Branch agencies. In addition, the mission of the National Coordinator includes supporting and encouraging the use of health information technology in the public and private health care delivery systems and coordinating partnerships between government agencies and private sector stakeholders to speed the adoption of health information technology. We share, and have been working towards, many of the same goals as the governmental initiatives relating to health information technology. We believe that our businesses may be good candidates to work with HHS and other governmental authorities on their initiatives and projects and may also benefit for the focus those initiatives create on the benefits of products and services of the types we provide.

      The market for healthcare in the United States is highly complicated and there can be no assurance that the trends identified above will continue or that the expected benefits to MedLink's businesses from our responses to those trends will be achieved. In addition, the markets for healthcare information services and technology solutions are highly competitive and not only are our existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors.

      The Company has continued to promote in both Washington D.C. and London the MedLink VPN to be utilized as the standard for security and transfer of medical records in both countries. Currently, the Company's proposal has been submitted to the NHS by the leader of Radiology in the United Kingdom (U.K.). In the U.K. market the Company would have to take a slightly different approach than to the one it takes here in the U.S. due to the U.K.'s socialized medicine system. The U.K. has benchmarked over 10 billion pounds in the next few years for HIT. In connection therewith, the Company has been focusing its efforts on winning a grant to connect all of the radiology centers in the U.K. on the Medlink VPN.

      In addition, the Company met last year with a Senator's bill writer in Washington D.C. to recommend platforms and standards that will be implemented in an HIT Bill currently being written. The Company believes that if security standards similar to its own are recommended by the House of Representatives then it may give the Company a competitive advantage in addition to having a step up on access to government funding.

RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the year ended December 31, 2005 and 2004 were $0 and $0, respectively. The lack of revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the Med-Link VPN and its related suite of services and concentrating on Research and Development to allow the Company's products to compete in the Healthcare Information Technology sector.

      Expenses for the fiscal year ended December 31, 2005 and 2004 were $1,089,223 and $1,627,211, respectively. The decrease in 2005 is primarily attributable the decrease in operating expenses incurred by the Company.

      The Company had net losses of $(956,953) and $(1,627,211) in the fiscal years ended December 31, 2005 and December 31, 2004, respectively. The decrease in net losses resulted primarily from a reduction in operating expenses, although the Company continued to realize losses due to its continued commitment to install its Med-Link VPN at Medical Centers across the country at no cost to the facility and increased research and development, without having yet received any revenues relating to the MedLink VPN installed as well as for compensation expenses pursuant to the employment agreements entered into as of January 1, 2004 between the Company and each of its chief executive office, chief financial officer and chief technology officer.

Liquidity and Capital Resources

      At December 31, 2005, the Company had a working capital deficiency of $387,209. While the Company believes revenue that will be earned from the MedLink VPN will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

Critical Accounting Policies

      The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-KSB for the year ended December 31, 2005 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Item 7.  Financial Statements

      The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None

Item 8A. Controls and Procedures

      As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

      Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and Vice President of the Company have identified the following internal control deficiencies:

      1. lack of segregation of duties relating to cash, receivables and safeguarding of assets; and

      2. failure to file sales and payroll tax returns.

      The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 1, 2006.

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

Name                Age   Position                     Director or Officer Since
----                ---   --------                     -------------------------

Ray Vuono           40    Chief Executive Officer,     January 1, 2004
                          President and Chairman
                          of the Board

Konrad Kim          34    Director and                 October 1, 2000
                          Chief Technology Officer

Dr. Michael Carvo   53    Director                     January 1, 2002

James Rose          27    Chief Financial Officer and  January 1, 2004
                          Executive Vice President

      All Directors hold their positions for one year and until their successors are duly elected and qualified. All officers hold their positions at the discretion of the Board of Directors.

      Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Ray Vuono, Chief Executive Officer and Chairman

      Mr. Vuono has been a director of the Company and Chairman of the Board since January 1, 2004. Prior thereto, Mr. Vuono served as a consultant to the Company from October 2001 until December 2003. On January 1, 2004 Mr. Vuono was appointed Chief Executive Officer and President of the Company. Mr. Vuono has also served as CEO of RayvonVC, a private venture capital firm which invested and managed companies in various lines of business. As part of his duties at RayvonVC, Mr. Vuono served as President of National Support Systems a national insurance agency group, and while there helped in the conversion of agencies around the country to a more automated system of delivering insurance products. Mr. Vuono has a Degree in Economics from the University of Calgary in 1988.

Jameson Rose, Vice President & Chief Financial Officer

      Mr. Rose has served as the Company's Vice President since September, 2001, and was appointed Chief Financial Officer in January, 2004. Prior to joining the Company, Mr. Rose was a Vice President at Ambassador Capital Group, a boutique merchant banking firm based out of New York, NY that provided value-added strategic and financial advice to a wide variety of growth oriented businesses. Mr. Rose received his Bachelor of Science in Financial Economics from Staffordshire University (U.K.) in 2001.

Konrad Kim, Chief Technology Officer and Director

      Mr. Kim has been the Company's Chief Technology Officer since October 1, 2000 and has served as a member of the Company's board of directors since January 1, 2001. Mr. Kim was employed as a Contract NT Systems Engineer at the internet companies of iClips.com and Gatway in 2000 and 1999, respectively. From 1997 to 1999, he was employed at Moody's Investors Services as a Technical Systems Analyst. During 1996 and 1997, he was a Consultant Systems Administrator for Colombia House and Village Voice. From 1995 to 1996, Mr. Kim was a Consulting Systems Administrator for Sony Entertainment. Mr. Kim received a B.S. in Natural Sciences from the University of Wisconsin in 1992, and has been a Microsoft Certified Professional since 1997.

Dr. Michael Carvo, Director

      Dr. Michael Carvo has been a member of the Company's board of directors since January 1, 2002.Dr. Michael Carvo is a family physician, who has been practicing out of Farmingdale, Long Island for over twenty years. Dr. Carvo became involved with MedLink in 1995, when it was a medical answering service called Communications 2001. Dr. Carvo brings the experience and expertise of a functioning, private practitioner to MedLink USA, that allows the company to meet the needs of a modern medical office.

Family Relationships

      There are no family relationships among the Directors or Officers.

Compliance with Section 16(a) of the Exchange Act

      Not applicable.

Item 10. Executive Compensation

      The following compensation was paid to the Company's Chief Executive Officer and other officers during the periods indicated:

                                                      SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------
                                                                                      Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------
                                               Annual Compensation                 Awards             Payouts
------------------------------------------------------------------------------------------------------------------------------
                                                                         Restricted      Securities
                                                           Other Annual     Stock        Underlying     LTIP       All Other
                                            Salary   Bonus Compensation    Award(s)     Options/SARs   Payouts   Compensation
  Name and Principal Position      Year       ($)     ($)      ($)           (#)            (#)          ($)          ($)
------------------------------------------------------------------------------------------------------------------------------
Ray Vuono, CEO (1)                 2005       $0                           200,000        200,000
                                   2004       $0                $0         200,000        200,000
                                   2003       $0                $0          74,901           0

Jameson Rose, Vice President (2)   2005       $0                $0         100,000        100,000
                                   2004       $0                $0         100,000        100,000
                                   2003       $0                $0          26,122           0

Konrad Kim, former President       2005       $0                $0         100,000        100,000
current CTO                        2004       $0                $0          20,000        20,000
                                   2003       $0                $0               0              0

(1) Mr. Vuono did not receive any cash during the years ended December 31, 2003, but did receive 74,901 shares of common stock as payment in that year, in lieu of cash. Mr. Vuono's stock compensation was based on a cash rate of $5,750 per month at a 20% discount to the prevailing market rate when paid.

(2) Mr. Rose did not receive any cash during the year ended December 31, 2003, but did receive 26,122 shares of common stock in that year, in lieu of cash. Mr. Rose's stock compensation was based on the rate of $2,000 per month at a 20% discount to the prevailing market rate when paid.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

      The following table sets forth information furnished to the Company with respect to the beneficial ownership of our common stock by each executive officer and director named below, by all directors and executive officers as a group and by anyone know to the Company to beneficially own more than 5% of the Company's securities, each as of March 31, 2005. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

                                                                 Amount and
                                    Name and                      Nature of
Title of Class             Address of Beneficial Owner       Beneficial Ownership     Percent of Class
-----------------------------------------------------------------------------------------------------------
$.001 par (1)              Ray Vuono                              4,092,700
33.93%                     11 Oval Drive, Suite 200B
value per                  Islandia, New York  11749
share
common

$.001 par (2)              Jameson Rose                           1,848,824                 14.35%
value per                  11 Oval Drive, Suite 200B
share                      Islandia, New York  11749
common

$.001 par (3)              Konrad Kim                               575,295                  4.46%
value per                  11 Oval Drive, Suite 200B
share                      Islandia, New York  11749
common

$.001 par                  Dr. Michael Carvo, Director              472,676                  3.66%
value per                  560 Broadhollow Road
share                      Suite 201
common                     Melville, New York  11747

All officers and directors as a group (four persons) (1)-(3)      6,989,495                 54.25%

(1) Includes 880,000 shares issuable upon the exercise of options granted to Mr. Vuono pursuant to Mr. Vuono's employment agreement. Includes 1,568,301 shares of common stock held by DDR, Ltd., of which Mr. Vuono is the controlling shareholder.

(2) Includes 600,000 shares issuable upon the exercise of options granted to Mr. Rose pursuant to his employment agreement.

(3) Includes 240,000 shares issuable upon the exercise of options granted to Mr. Kim pursuant to his employment agreement.

Item 12. Certain Relationships and Related Transactions

      Effective January 1, 2002, the Company acquired all of the issued and outstanding stock of MedLink USA, Inc., a privately held New York corporation ("MedLink") pursuant to a Share Exchange Agreement dated December 28, 2001 (the "Agreement"). As a result of the share exchange, MedLink is now a wholly owned subsidiary of the Company and Dr. Michael Carvo, the President and a shareholder of MedLink, is now a Company director. There was no affiliation or association between MedLink and the Company prior to the Agreement. The transactions contemplated by the Agreement were intended to be a tax-free exchange pursuant to Section 368 of the Internal Revenue Code of 1986.

      As a result of the share exchange pursuant to the Agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to MedLink's shareholders. In exchange, MedLink's four shareholders, including Dr. Carvo, delivered all of the issued and outstanding stock of MedLink to the Company. The 400 shares of preferred stock were cancelled by agreement with the holders of the preferred stock on December 31, 2003.

      The purchase price paid for MedLink's shares was determined by analysis and valuation of MedLink's financial condition and projected future cash flows and comparing it to (i) the market price and projected market price of the Company's common stock and (ii) the value of the preferred stock based on MedLink's projected cash flows.

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

      On March 29, 2001, the Company sold certain assets to Konrad Kim, the President of KRAD and, at the time, President of the Company and a Company Director, for $25,000, evidenced by a note bearing interest at a rate of 10% per annum. The note matured on March 1, 2002 and was extended until March 1, 2003. This note was collateralized by 100,000 restricted shares of the Company's common stock owned by Mr. Kim. During the year ended December 31, 2001, the Company loaned an additional $37,528 to Mr. Kim. This loan is payable on demand and is non-interest bearing. Imputed interest has been computed on this loan at the rate of 7% per annum.

      On December 19, 2003, Mr. Kim exercised 100,000 options and conveyed the stock received upon exercise to the Company in satisfaction of $56,965 remaining on the above notes.

      In November, 2003, the Company issued 493,378 shares of common stock to Dr. Michael Carvo in satisfaction of a loan from him to MedLink in the amount of $222,021.

      In December, 2003, the Company issued 20,000 shares of common stock to Konrad Kim upon the exercise of options by him. The issuance was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that he made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In January, 2004, the Company issued 200,000 shares of common stock to Ray Vuono 100,000 shares of common stock to Jameson Rose, 80,000 shares of common stock to Nilang Patel, and 20,000 shares to Konrad Kim as compensation pursuant to their employment agreements. The issuances were accomplished in reliance upon
Section 4(2) of the Act in private transactions on the grounds that they made on their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2004, James Rose, an employee of the Company, exercised a total of 246,509 stock options at $.10 per share. The issuance to Mr. Rose was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Rose made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2004, Konrad Kim, an employee of the Company, exercised a total of 80,000 stock options at $.10 per share. The issuance to Mr. Kim was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Kim made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In January, 2005, the Company issued 200,000 shares of common stock to Ray Vuono 100,000 shares of common stock to Jameson Rose, and 100,000 shares of common stock to Konrad Kim as compensation pursuant to their employment agreements. The issuances were accomplished in reliance upon Section 4(2) of the Act in private transactions on the grounds that they made on their own investigation of the Company and had such knowledge and experience in financial and business matters that they were capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2005, James Rose, an employee of the Company, exercised a total of 100,000 stock options at $.24 per share. The issuance to Mr. Rose was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Rose made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

      In October, 2005, Ray Vuono, an employee of the Company, exercised a total of 200,000 stock options at $.24 per share. The issuance to Mr. Vuono was accomplished in reliance upon Section 4(2) of the Act in a private transaction on the grounds that Mr. Vuono made his own investigation of the Company and had such knowledge and experience in financial and business matters that he was capable of understanding the risks involved in an investment in the Company's securities.

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
3.1          Amended of Articles of Incorporation (1)

3.2          Bylaws (1)

10.1         Consulting Agreement with DDR, Ltd. dated October 11, 2000 (3)

10.2 Acquisition Agreement pertaining to K-Rad Konsulting, LLC, dated October 27, 2000 (3)

10.6         Share Exchange Agreement between the Company and MedLink USA, Inc.
             dated December 28, 2001 (4)

10.7 Asset Purchase Agreement between the Company and 4J's Enterprises dated January 23, 2002 (5)

10.8 Telecommunications Services Agreement dated November 27, 2002 between New Island Hospital and MedLink USA, Inc. (6)

10.9 Messaging Service Agreement made as of November 22, 2002 between Total Infosystems, Inc. and MedLink USA, Inc. (6)

10.10 Employment Agreement between the Company and Ray Vuono dated January 1, 2004; (7)

10.11 Employment Agreement between the Company and Jameson Rose dated January 1, 2004; (7)

10.12 Employment Agreement between the Company and Nilang Patel dated January 1, 2004; (7)

10.13 Employment Agreement between the Company and Konrad Kim dated January 1, 2004; (7)

10.14        CNI Medical Coding & Recovery, Inc. Definitive Agreement

21.1         Subsidiaries of the Registrant

23.1         Consent of Independent Auditor

31.1 Certification of Ray Vuono pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2 Certification of Jameson Rose pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002;

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 14. Principal Accountant Fees and Services.

      Farber, Blicht, Eyerman & Herzog, LLP ("FBEH") was the Company's principal accountant during the fiscal years ended December 31, 2005 and December 31, 2004. During those fiscal years, the Company incurred the following fees with FBEH for the following services:

                                     2005              2004
                                     ----              ----

      Audit Related Fees           $ 14,758          $ 38,116
      Tax Fees                     $  2,965          $  3,455
      All Other Fees
      Out-of-Pocket Expenses

        Total                      $ 17,723          $ 41,571

      All services provided by FBEH during the fiscal years ended December 31, 2005 and December 31, 2004 were approved by management only. The Company does not have an audit committee of its Board of Directors or any pre-approval policies or procedures for non-audit or other services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

By: /s/ Ray Vuono                                          Dated: April 14, 2006
    ----------------------------------------------------
        Ray Vuono, Chief Executive Officer and President

By: /s/ Konrad Kim                                         Dated: April 14, 2006
    ----------------------------------------------------
        Konrad Kim, President and Director

By: /s/ Dr. Michael Carvo                                  Dated: April 14, 2006
    ----------------------------------------------------
        Director

By: /s/ Jameson Rose                                       Dated: April 14, 2006
    ----------------------------------------------------
        Vice President and Principal Financial Officer

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS*

      There were no annual reports to security holders covering the registrant's last fiscal year. There were proxy statements sent to all of the registrant's security holders of record on August 25, 2005 with respect to an annual of shareholders during the fiscal year ended December 31, 2005. The registrant has furnished to the Commission four copies of the proxy statement delivered to its security holders on or around October 10, 2005.

* The proxy materials furnished to the Commission shall not be considered to be "filed" or subject to the liabilities of Section 18 of the Exchange Act.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX



 Part I: Independent Auditor's Report

         Financial Statements

         Consolidated Balance Sheet at December 31, 2005

         Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and for the period from February 10, 2000 through December 31, 2005

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2005 and 2004 and for the period from February 10, 2000 through December 31, 2005

         Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and for the period from February 10, 2000 through December 31, 2005

         Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors Medlink International, Inc.:

We have audited the accompanying balance sheet of Medlink International, Inc. (hereinafter referred to as "the Company") as of December 31, 2005, and the related statements of operations, shareholders' deficit and cash flows for years ended December 31, 2005 and 2004 and the period from February 10, 2000 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medlink International, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the period from February 10, 2000 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $9,235,733 through the period ended December 31, 2005, and the Company has effectively ceased operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida,
April 14, 2006

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2005

                                     Assets

Current assets:
Miscellaneous receivable                                            $    58,719
                                                                    -----------

  Total current assets                                                   58,719
                                                                    -----------

Office equipment (at cost), net of
  accumulated depreciation of $31,558                                    30,254
Intangible asset (at cost), net of
  accumulated amortization of $13,886                                    49,814
Security deposit                                                          5,400
                                                                    -----------

                                                                    $   144,187
                                                                    ===========

               Liabilities and Stockholders' Deficiency in Assets

Current liabilities:
  Cash overdraft                                                    $    17,918
  Accounts payable and accrued expenses                                 279,118
  Loans payable - related parties                                        90,173
                                                                    -----------

     Total current liabilities                                          387,209
                                                                    -----------

Stockholders' Deficiency in Assets:
  Preferred stock $.001 par value
    5,000,000 shares authorized; none issued
  Common stock Class A $.001 par value;
     authorized 150,000,000 shares;
     issued 8,912,548 shares                                              8,912
  Class B $.001 par value; authorized 50,000,000;
     none issued                                                             --
Additional paid-in capital                                            9,114,350
Deficit accumulated during the development stage                     (9,235,733)
                                                                    -----------
                                                                       (112,471)
Treasury stock (183,446 shares), at cost                               (130,551)
                                                                    -----------

Total stockholders' deficiency in assets                               (243,022)
                                                                    -----------

                                                                    $   144,187
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
         AND FOR THE PERIOD FROM FEBRUARY 10, 2000 TO DECEMBER 31, 2005

                                           Period from February 10, 2000
                                        Years ended                  to
                                        December 31,            December 31,
                                    2005            2004            2005
                                ------------    ------------    ------------
Revenues                        $         --    $         --    $    324,207
                                ------------    ------------    ------------

Costs and expenses:
 Operating and
   administrative                  1,069,162       1,608,102       3,982,641
                                ------------    ------------    ------------
 Depreciation                         20,061          19,109         830,455
                                ------------    ------------    ------------
                                   1,089,223       1,627,211       4,813,096
                                ------------    ------------    ------------

Operating loss                    (1,089,223)     (1,627,211)     (4,488,889)


Other income (expense):
 Interest expense                         --              --         (11,311)
 Cost of aborted
   acquisition                            --              --      (1,375,000)
 Interest income                          --              --           4,078
 Gain on settlement agreement        132,270              --         132,270
 Loss on impairment
   of assets                              --              --      (3,496,881)
                                ------------    ------------    ------------
                                     132,270              --      (4,746,844)
                                ------------    ------------    ------------

Net loss                        $   (956,953)   $ (1,627,211)   $ (9,235,733)



Weighted average number
  of basic shares
  outstanding                      8,328,712       6,540,752
                                ============    ============


Basic loss per share            $       (.11)   $       (.25)
                                ============    ============


          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                             Surplus
                                                            (Deficit)
                                         Common Stock       Additional      During
                                  Number of                  Paid-In      Development         Subscription  Treasury
                                    Shares       Amount      Capital         Stage      Receivable       Stock       Total
                                  ----------   ----------   ----------    -----------   ----------    ----------   ----------
Formation of KKL at
  inception (February 10, 2000)           --   $       --   $      900    $        --   $       --    $       --   $      900

Adjustment to reflect effective
  capitalization of KKL
  immediately preceding
  reverse acquisition              9,000,000        9,000         (900)            --       (8,100)           --           --

Shares deemed issued to
  reflect reverse
  acquisition of KKL               2,499,310        2,499           --             --           --         2,499

Net income - 2000                         --           --           --         17,775           --            --       17,775
                                  ----------   ----------   ----------    -----------   ----------    ----------   ----------

December 31, 2000                 11,499,310   $   11,499   $       --    $    17,775   $   (8,100)   $       --   $   21,174
                                  ----------   ----------   ----------    -----------   ----------    ----------   ----------



          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Continued)

                                                                           Surplus
                                                                          (Deficit)
                                         Common Stock___    Additional      During
                                 Number of                   Paid-In      Development   Subscription            Treasury
                                   Shares       Amount        Capital        Stage       Receivable        Stock        Total
                                -----------   -----------   -----------   -----------    -----------    -----------   -----------
Balance brought forward          11,499,310   $    11,499   $        --   $    17,775    $    (8,100)   $        --   $    21,174

Cash contributed by DDR                  --            --        13,000            --          8,100             --        21,100
Shares issued in connection
  with assignment of
  indebtedness                      120,000           120        29,880            --             --             --        30,000
Shares issued in connection
  with confidential and
  non-disparagement agreement
  related to aborted
  acquisition                     1,100,000         1,100     1,373,900            --             --             --     1,375,000
Shares issued for cash
  consideration                      75,000            75        13,925            --             --             --        14,000
Shares issued for consulting
  services                        4,095,000         4,095       158,755            --             --             --       162,850
Imputed interest on officer/
  stockholder loan                       --            --           947            --             --             --           947
Less deferred charges
Other                                    13            --            --            --             --             --            --
Net loss for the year ended
  December 31, 2001                      --            --            --    (1,465,035)            --             --    (1,465,035)
Less deferred charges                    --            --            --            --             --             --      (134,075)
                                -----------   -----------   -----------   -----------    -----------    -----------   -----------

Balance at December 31, 2001     16,889,323        16,889     1,590,407    (1,447,260)            --             --        25,961


                           See accompanying notes to consolidated financial
statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Continued)


                                                                           Surplus
                                                                          (Deficit)
                                         Common Stock       Additional      During
                                 Number of                    Paid-In     Development   Subscription           Treasury
                                   Shares        Amount       Capital        Stage       Receivable       Stock        Total
                                -----------   -----------   -----------   -----------    -----------   -----------   -----------
Balance at December 31, 2001
  (brought forward)              16,889,323   $    16,889   $ 1,590,407   $(1,447,260)   $        --   $        --   $    25,961

Shares issued in connection
  with the Med-Link USA, Inc.
  acquisition                     2,000,000         2,000     2,098,000            --             --            --     2,100,000
Shares issued in connection
  with Four J's fixed assets
  acquisition                     2,000,000         2,000     1,915,000            --             --            --     1,917,000

Shares issued in connection
  with the exercise of
  consultant's options            1,147,389         1,147        21,801            --             --            --        22,948
Shares issued for consulting
  services                        1,294,272         1,294        51,956            --             --            --        53,250
Net loss for the year ended
  December 31, 2002                      --            --            --      (733,404)            --            --      (733,404)
Amortization of deferred
  charges                                --            --            --            --             --            --       134,075
                                -----------   -----------   -----------   -----------    -----------   -----------   -----------

Balance at December 31, 2002     23,330,984        23,330     5,677,164    (2,180,664)            --            --     3,519,830


          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Continued)

                                                                             Surplus
                                                                            (Deficit)
                                         Common Stock       Additional       During
                                  Number of                    Paid-In     Development   Subscription           Treasury
                                    Shares        Amount       Capital        Stage       Receivable       Stock         Total
                                 -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance at December 31, 2002
 (brought forward)                23,330,984   $    23,330   $ 5,677,164   $(2,180,664)   $        --   $        --    $ 3,519,830
Shares issued for consulting
  and developmental services       1,342,911         1,343       524,657            --             --            --        526,000
Shares issued in connection
  with the exercise of
  consultants options              1,120,066         1,120        21,281            --             --            --         22,401
Shares issued in settlement
  of indebtedness to officer         493,378           494       221,527            --             --            --        222,021
Shares sold at $.04 per share        500,000           500        19,500            --             --            --         20,000
Shares sold at $.065 per share     3,000,000         3,000       192,000            --             --            --        195,000
Net loss for year ended
  December 31, 2003                       --            --            --    (4,470,905)            --            --     (4,470,905)
Shares acquired from an
  officer of the company                  --            --            --            --             --       (57,000)       (57,000)
Less deferred charges                     --            --            --            --             --            --       (145,125)
                                 -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at December 31, 2003      29,787,339        29,787     6,656,129    (6,651,569)            --       (57,000)      (167,778)


                 See accompanying notes to financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Continued)


                                                                           Surplus
                                                                          (Deficit)
                                        Common Stock        Additional      During
                                 Number of                    Paid-In     Development   Subscription            Treasury
                                   Shares        Amount       Capital        Stage        Receivable      Stock          Total
                                -----------   -----------   -----------   -----------    ------------   -----------    -----------
Balance at December 31, 2003
  (brought forward)              29,787,339        29,787     6,656,129    (6,651,569)             --       (57,000)      (167,778)
Shares issued for employment
  services rendered and to be
  rendered                        2,000,000         2,000     1,178,000            --              --            --      1,180,000
Amortization of deferred
  charges                                --            --            --            --              --            --        145,125
Warrants issued and exercised
  relating to finders fee
  agreement                         100,000           100        53,600            --              --            --         53,700
Adjustment relating to the
  exercise price of a
  consultants options                    --            --        28,000            --              --            --         28,000
Shares issued in connection
  with the exercise of
  shareholders/consultants
  options                         4,032,545         4,032       124,619            --              --            --        128,651
Net loss for the year ended
  December 31, 2004                      --            --            --    (1,627,211)             --            --     (1,627,211)
                                -----------   -----------   -----------   -----------    ------------   -----------    -----------

Balance at December 31, 2004     35,919,884   $    35,919   $ 8,040,348   $(8,278,780)   $         --   $   (57,000)   $  (259,513)
                                ===========   ===========   ===========   ===========    ============   ===========    ===========

                 See accompanying notes to financial statements.

                 See accompanying notes to financial statements.
                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Continued)

                                                                                Surplus
                                                                               (Deficit)
                                        Common Stock             Additional      During
                                 Number of                         Paid-In     Development
                                   Shares          Amount          Capital         Stage
                                ------------    ------------    ------------    ------------
Balance at December 31, 2004      35,919,884    $     35,919    $  8,040,348    $ (8,278,780)
Share issued for
 employment services
 rendered                          2,000,000           2,000         578,000              --

Shares sold in 2005                5,142,858           5,143         389,857              --

Options exercised by
 officers at .048 per share        1,500,000           1,500          70,495              --

Shares acquired from Four J's             --              --              --              --

Adjustment to reflect 1 for 5
 Reverse stock split             (35,650,194)        (35,650)         35,650              --

Net loss for the year ended
 December 31, 2005                        --              --              --        (956,953)
                                ------------    ------------    ------------    ------------

Balance at December 31, 2005       8,912,548    $      8,912    $  9,114,350    $ (9,235,733)
                                ============    ============    ============    ============

                                Subscription            Treasury
                                 Receivable        Stock          Total
                                ------------    ------------    ------------
Balance at December 31, 2004    $         --    $    (57,000)   $   (259,513)
Share issued for
 employment services
 rendered                                 --              --         580,000

Shares sold in 2005                       --              --         395,000

Options exercised by
 officers at .048 per share               --              --          71,995

Shares acquired from Four J's             --         (73,551)        (73,551)

Adjustment to reflect 1 for 5
 Reverse stock split                      --              --              --

Net loss for the year ended
 December 31, 2005                        --              --        (956,953)
                                ------------    ------------    ------------

Balance at December 31, 2005    $         --    $   (130,551)   $   (243,022)
                                ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Period from
                                                  For the years            February 10,
                                                      ended                  2000 to
                                                   December 31,            December 31,
                                               2005            2004            2005
                                           ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                 $   (956,953)   $ (1,627,211)   $ (9,235,733)
  Adjustments to reconcile net loss
    to cash flows used in operating
    activities:
      Depreciation and amortization              20,061          19,109         830,455
      Amortization of deferred charges               --         145,125         279,200
      Issuance of common shares for
        consulting and other services
        rendered                                580,000       1,332,965       3,750,865
      Loss on impairment of assets                   --              --       3,496,881
      Imputed interest on officer's loan             --              --             947
      Accounts receivable                           227           2,193          19,840
      Accrued expenses and other
        current liabilities                       8,155          57,819         208,491
      Other assets                              (58,719)             --         (59,341)
                                           ------------    ------------    ------------

Cash flows used in operating
   activities                                  (407,229)        (70,000)       (708,395)
                                           ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of equipment                              --         (18,702)        (77,801)
  Purchase of intangible asset                       --              --         (20,000)
  Cash acquired in Med-Link acquisition              --              --             274
  Investments in partnerships                        --              --          (7,546)
                                           ------------    ------------    ------------

Cash flows used in investing activities              --         (18,702)       (105,073)
                                           ------------    ------------    ------------

Cash flows from financing activities:
  Issuance of common stock                      466,995              --         806,142
  Repayment of bank loans                            --              --         (47,333)
  Purchase of company common shares             (73,551)             --         (73,551)
  Proceeds from loan payable                         --              --          45,908
  Advances from officer/shareholders             11,885          36,567          80,824
                                           ------------    ------------    ------------

Net cash flows provided by financing
  activities                                    405,329          36,567         811,990
                                           ------------    ------------    ------------

Net decrease in cash                             (1,900)        (52,135)         (1,478)
Cash - beginning of year                          1,900          54,035           1,478
                                           ------------    ------------    ------------


Cash - end of year                         $         --    $      1,900    $         --
                                           ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                         Period from
                                                             For the years          February 10
                                                                 ended                2000 to
                                                              December 31,          December 31,
                                                          2005           2004           2005
                                                      ------------   ------------   ------------
Supplemental disclosures of cash flows information:
  Cash paid during the year for:

Interest                                              $         --   $         --   $     11,300
                                                      ============   ============   ============

Income taxes                                          $        300   $      3,600   $      9,800
                                                      ============   ============   ============



Non-cash financing activities:
  Reference is made to financial statements notes for certain non-cash financing activities.



           See accompanying notes to consolidated financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ionic Controls, Inc. was incorporated on July 26, 1977, under the laws of the State of Minnesota and on November 17, 1988, changed its name to Western Media Group Corporation.

Western Media Group Corporation merged with K-Rad Konsulting LLC ("KKL") in a reverse acquisition transaction. The Management of KKL assumed control of the company and the name Western Media Group Corporation (the legal acquiror) was retained. The financial statements presented are those of KKL from its inception (February 10, 2000) and Western Media Group Corporation from the date of acquisition (October 31, 2000).

On January 1, 2002, the Company acquired Med-Link, a privately held New York corporation, pursuant to a share exchange agreement dated December 28, 2001.

The business of Western Media Group Corporation is carried out by two of its wholly owned subsidiaries, Med-Link, Med-Link VPN Company, through which it plans to market its Med-Link VPN products, and by KKL. Western Media Group Corporation also has two inactive subsidiaries, Western Media Acquisition Corp. (formerly Western Media Sports Holdings, Inc.), and Western Media Publishing Corp. The Company also entered into two joint-venture agreements in 2004 to market its products.

During 2005 Western Media Group Corporation's Board of Directors approved a merger agreement whereby Western Media Group Corporation changed the state of its incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named Medlink International, Inc. In addition, the name of the company was changed from Western Media Group Corporation to Medlink International, Inc.(the "Company") upon the completion of the merger.

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

Revenue Recognition

Revenues are recognized when services are provided and collectability of payment is reasonably assured in accordance with the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB")define No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Goodwill and Indefinite-Lived Purchased Intangible Assets

In accordance with Define No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in a business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the end of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (contin


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



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Compensation

The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No.44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No.25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company will adopt SFAS 123(R) effective January 1, 2006.

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

Deferred Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2005.

The Company, as of December 31, 2005 had available approximately $6,474,000 of net operating loss carry forwards to reduce future Federal income taxes. The Company has operating loss carry forwards which are due to expire from 2006 through 2020. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Earnings Per Common Share of Common Stock

The Company applies SFAS No. 128, "Earnings Per Share", which requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented.

In October 2005, the Board of Directors of the Company approved a reverse stock spilt of the Company's common stock on a one-for-five basis. In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect the reverse stock splits. For the years ended December 31, 2005 and 2004, the weighted average number of shares outstanding used in the per share computation was $8,328,712 and $6,540,752 and respectively.

Fair Value of Financial Instruments

At December 31, 2005, the carrying amounts of the Company's assets and liabilities approximate fair value.

Comprehensive Income

The Company adopted SFAS No. 130 Define, which had no impact on the Company's financial position, results of operations or cash flows for the periods presented.

Recently Issued Accounting Pronouncements

Accounting for Stock-Based Compensation

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and had no revenues from operations in 2005 and 2004. During the years ended December 31, 2005 and 2004, the Company incurred net losses of $956,953 and $1,627,211, respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - INTANGIBLE ASSETS


In 2003, the Company entered into a license agreement with a company for the exclusive right to use their Linux-based real-time streaming video system. The system is designed to transmit video and other large media files without the delays associated with video buffering. The cost of the license was $63,700, which included a finders fee paid in the amount of $43,700 and is being amortized over the life of the license agreement of 10 years.

The streaming video system is utilized on the Medlink VPN for teleconferencing, tutorials, lectures and announcements. Management has determined there is no impairment as of December 31, 2005 for the above mentioned intangible assets. The Company recorded charges for the impairment of long-lived assets in the amount of $3,496,881 in 2003. In 2003 the Company also recorded a charge for the impairment of goodwill of $2,292,779 which resulted from a deteriation of future estimated cash flows anticipated from the medlink acquisition. In addition, the Company also recorded charges in 2003 for the impairment of property, plant and equipment of $1,204,102, in 2003 primarily related to software and other related equipment acquired from Four J's enterprises, for which software and equipment was used in conjunction with Medlink VPN operations.

NOTE 4 - MISCELLANEOUS RECEIVABLE

As of December 31, 2005, the financial statements reflect a miscellaneous receivable of $58,719 (net of legal fees of $16,065) along with a gain from settlement in the amount of $132,270 resulting from a settlement agreement it reached with Four J's and a former shareholder of the Company. In 2002 the Company entered into an asset purchase agreement pursuant to which the Company purchased certain computer equipment from Four J's in exchange for 2,000,000 shares of the Company's common stock. The Company commenced an action against Four J's in connection with certain claims and allegations arising out of the asset purchase agreement. Under the terms of the settlement agreement Four J's is required to transfer all of its remaining shares of Western Media Group Corp. (817,227 common shares pre-spilt with an assigned value of $73,551) along with the sum of $74,784 in cash.

NOTE 5 - PROPERTY AND EQUIPMENT

      As of December 31, 2005, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                            Estimated
                                              useful
                                           life (years)      Amount
                                           ------------   ------------
Furniture and fixtures                                5   $     12,383
Leasehold improvements                                3         10,423
Office equipment                                      5         10,773
Computer equipment and software                       5         28,233
                                           ------------   ------------
                                                                61,812
Less accumulated depreciation                    31,558
                                           ------------   ------------

                                                          $     30,254
                                                          ============

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      As of December 31, 2005, accounts payable and accrued expenses consisted of the following:

Professional fees                                         $     66,909
Telephone                                                       51,697
Payroll taxes                                                   96,946
Sales tax payable                                               27,742
Miscellaneous                                                   35,824
                                                          ------------

                                                          $    279,118
                                                          ============


NOTE 7 - LOAN PAYABLE - RELATED PARTIES

      The Company, as of December 31, 2005, has loans due to three of its employees/shareholders in the amount of $90,173. These loans are payable on demand and are non-interest bearing.


NOTE 8 - STOCKHOLDERS' EQUITY

a) In October 2005, the Company held their annual meeting of the stockholders, whereby the Company's stockholders approved, among other things, the following proposals:

1) The Agreement and Plan of Merger and all transactions and developments contemplated by such agreement whereby Western Media Group Corporation will change the state of is incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named Medlink International, Inc.

2) The Company's authorized capital stock from 100,000,000 to 205,000,000. The Company's authorized stock will consist of 150,000,000 shares of class A common stock, $.001 par value per share 50,000,000 shares of class B common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.001 par value per share.

3) The name of the Company changed from Western Media Group Corporation to Medlink International, Inc.

            4) The one-for-five (1-5) reverse stock split whereby stockholders will be entitled to receive one share of common stock of Medlink International, Inc. for every five shares of common stock of Western Media Group Corporation held by them.

            5) The 2005 Stock Option Plan of Medlink International, Inc. under which one million (1,000,000) shares of common stock of Medlink International, Inc. will be available for grants.

      b) In 2005 two officers exercised their options to purchase 1,500,000 shares of the Company's common stock for $71,995 (.048 per share).

                           MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

      c) During the year ended December 31, 2005, the company sold 5,142,858 shares of its common stock for $395,000 pursuant to various subscription agreements.

      d) On January 1, 2004, the Company entered into Employment Agreements with four individuals. The individuals will serve as the Company's Chief Executive Officer, Vice President, Chief Technical Officer and Chief Operations Officer. One of the individual left the company in December of 2004 and his shares were reallocated. The term of the Agreements are from three to five years and provides for no cash compensation, however, the four employees are to receive each year a total of 2,000,000 shares of Company common stock on the first business day of each year of the term of the Agreements and an option to purchase each year 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

            For the years ended December 31, 2005 and 2004, $580,000 and $1,180,000, respectively, was charged as compensation to operations for the above-mentioned Employment Agreements.

      e) On October 27, 2003, the Company entered into a Finders Fee Agreement with an outside independent consultant. Under the terms of the Agreement, the Company paid the consultant in 2004 100,000 warrants to purchase 100,000 shares of the Company's common stock (the warrants are exercisable at $.10 per share up to one year) a contract for the exclusive licensing rights of the technology product known as FELIX. The warrants were valued using the black-scholes option model at the date of the licensing agreement using the following assumptions:
(life - 1 year, risk free interest rate - 3%, volatility - 100% and dividend yield - 0%). The consultant exercised his options in 2004.

            The total value of the warrants were $43,700 and are being amortized over the life of the license agreement (10 years).

                           MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

      f) On January 16, 2004, the Company entered into two Consulting Agreements with two companies. Under the terms of the Agreements, the Company will compensate the consultants with options to purchase 250,000 and 500,000 shares of the Company's common stock for introducing the Company to hospitals and health care organizations who ultimately sign agreements for the Company's services with the Company or Med-Link. The options are exercisable at $.05 per share. No introductions were made as of December 31, 2005.

      g) In November 2003, the Company issued 493,378 shares of its common stock to an officer of Med-Link in payment of the loan outstanding to him, aggregating $222,021. These shares were valued at the closing stock price of the Company's common shares on the date of the Agreement ($.45 per share).

      h) In July, 2003, the Company sold 3,000,000 shares of its common stock to Cooper Station Funding Corp. for a total of $195,000. The stock was sold pursuant to a consulting agreement dated May 16, 2003, in which Cooper Station Funding Corp. agreed to assist the Company in marketing and promoting the Med-Link VPN by introducing prospective clients. In exchange, the Company agreed to issue common stock at a price of not more than $.07 per share. At the time of the agreement, the trading price of the shares was approximately $.16 per share. The value of the difference between the option price and trading price of approximately $.09 per share aggregated $243,000, (net of a 10% discount for restrictions placed on such shares) has been allocated to the cost of the consulting services, which were rendered through May, 2004 (the expiration date of the agreement).

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

                           MEDLINK INTERNATIONAL, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

      i) On April 24, 2003, the Company issued 250,000 shares of its common stock for services relating to the development, programming and maintenance of the Med-Link Virtual Private Network. These shares were valued at the closing stock price of the Company's common shares on the date of the agreement ($.04).

      j) On January 23, 2002, the Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises. The purchase price for the assets was 2,000,000 shares of the Company's common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065), less a ten percent discount for restrictions placed on the shares issued. On January 23, 2002, the Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises. The purchase price for the assets was 2,000,000 shares of the Company's common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065), less a ten percent discount for restrictions placed on the shares issued. See note 4 in connection with settlement of litigation with Four J's Enterprises.

      k) On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and outstanding shares of Med-Link. The shares were valued at the closing stock price of the Company's common shares on the date of acquisition ($1.05). No value was attributable to the 400 shares of preferred stock issued and the shares were subsequently canceled in 2004 effective December 29, 2003.

      l) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued ($36,250) was charged to operations in 2002.

                           MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

      m) In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares issued for the agreed upon value of the services to be rendered, were based upon the available market price of the Company's common shares ranging from $.02 to $.05.

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

            All of the aforementioned consulting agreements provided for a one year extension at the Company's option. Compensation during the extension period ranges from $2,000 per month to $10,000 per month, payable in cash or in the Company's common shares at a 20% discount to the prevailing market value on the last business day of each month, and options to purchase an additional 3,400,000 shares at the fair market value on October 1, 2002 ($.06). In connection therewith, 1,294,272 shares were issued for consulting services, which were valued at $53,250 during the fourth quarter of 2002. In 2003, the Company issued 1,092,911 shares of its common stock for consulting services, which were valued at $129,000. In October 2004, 1,200,000 common shares options were exercised by two shareholders at an exercise price of $.06 per share. See Note 8D for the new employment contracts with two of the aforementioned consultants.

                           MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

            In October 2001, the Company granted stock options to two stockholders to purchase 1,000,000 shares (500,000 shares each) of the Company's common stock, at an exercise price of $0.02. These stock options expired in October 2004. One of the stockholders exercised 100,000 of their options in December 2003. The other stockholder exercised 215,705 of their options in October 2004.

      n) The following is a summary of the stock options outstanding during the year ended December 31, 2005 and 2004.

                                                     2005            2004
                                                ------------    ------------
Stock options outstanding, beginning
  of year                                          3,499,705       5,632,250
Stock options granted during the year              2,000,000       2,000,000
Stock options exercised during the year           (1,500,000)     (3,448,250)
Stock options canceled                                    --        (684,295)
                                                ------------    ------------

Stock options outstanding, end of year             3,999,705       3,499,705
                                                ============    ============

      o) Deferred charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company's common shares. Such charges were being shown as a reduction of the Company's shareholders' equity in the accompanying Consolidated Statement of Shareholders' Equity (Deficit) and were amortized over the period of the services rendered.

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

Under the DDR  Agreements,  DDR agreed to  provide  consulting  services  to the
Company over a period of one-year in connection with private and public financing, securities, broker and investor relations, and mergers and acquisitions, including the acquisition of KKL of Huntington of New York which was a wholly owned subsidiary of DDR. In consideration for such services, the Company agreed to sell to DDR 9,000,000 post-reverse split shares for $900 and the acquisition of KKL.

The Company entered into a consulting agreement with one of the former officers and consultants of DDR in October, 2001.

As of December 31, 2005, DDR owns approximately 1,568,301 of the Company's outstanding common shares.


NOTE 9 - TREASURY STOCK

            In December 2005, the Company acquired 817,227 shares of its stock at .09 per share in conjunction with a settlement with Four J's (see Note 4).

            In December 2003, the Company acquired 100,000 shares of its stock at $.57 per share (valued at the fair market value at date of acquisition) from an officer of the Company, the proceeds of which were used to offset the officer's loan receivable to the Company in the amount of $56,437.

                          MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - ACCOUNTING FOR STOCK-BASED COMPENSATION

            The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation.

                                                     For the year ended
                                                     ended December 31,
                                                    2005            2004
                                                ------------    ------------
Net loss (as reported)                          $   (956,953)   $ (1,627,211)

Adjusted for stock compensation
  costs, had all options been
  recorded at fair value                             (52,300)       (106,400)
                                                ------------    ------------

Adjusted net loss                               $ (1,009,253)   $ (1,733,611)
                                                ============    ============
Basic earnings per share
  (as reported)                                 $       (.11)   $       (.25)
                                                ============    ============

Basic earnings per share
  (as adjusted)                                 $       (.12)   $       (.25)
                                                ============    ============


            The fair value of each option granted during 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      2005    2004
                                                      ----    ----
Dividend yield                                        None    None
Expected volatility                                   100%    100%
Risk-free interest rate                                 3%      3%
Expected life (years)                                  10      10

                           MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - UNAUDITED QUARTERLY FINANCIAL DATA

            The following is a summary of unaudited quarterly operating results for the years ended December 31, 2005 and 2004:


                                    Year Ended December 31, 2005
                        First          Second          Third          Fourth
                       Quarter         Quarter        Quarter        Quarter
                   ------------    ------------    ------------    ------------
Revenues           $         --    $         --    $         --    $         --
Net loss               (304,682)       (284,738)       (259,918)       (107,615)
Loss per share            (.037)          (.037)          (.033)          (.008)




                                     Year Ended December 31, 2004
                       First           Second         Third            Fourth
                      Quarter         Quarter        Quarter          Quarter
                   ------------    ------------    ------------    ------------
Revenues           $         --    $         --    $         --    $         --
Net loss               (491,438)       (414,928)       (360,602)       (360,243)
Loss per share             (.08)           (.06)           (.06)           (.05)
                   ------------    ------------    ------------    ------------

                           MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES

            In January 2005, the Company entered into an agreement with Apollo Health Street Limited, a leading health information solutions provider. The Company chose Apollo Health Street Limited as its technology services partner for the MedLink EHR (Electronic Health Record) LaserCard which will be launched as part of the MedLink's VPN suite of services. The agreement calls for a multi phase development of the product that will involve increased development and enhancements including an expanded dedicated team of developers, as well as customer support for the product.

            In February of 2005, the Company entered into an agreement with Landmark Imaging Medical Group, Inc. (LIMG). The Agreement entails the installation of the MedLink VPN at LIMG for the purpose of LIMG to utilize the MedLink VPN as its sole form of distribution of its radiology studies to all of its referring physicians.

            In October 2005 the Company announced the official launch of its newly created customized, secure database solution the VCRN (Virtual Children's Resource Network) designed in conjunction with the UCLA Center for Healthier Children Families and Communities.

            In October 2005 Medlink VPN Inc a wholly owned subsidiary of MedLink International, Inc. completed beta testing and released its newly designed EHR (Electronic Health Records) for use on medical application tablet PC's.

            In December  2005 the  Company  announced  that its Medlink  Optical
Memory Card has been  integrated  with the  Medlink  Electronic  Health  Records
(EHR).

                           MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)


            In November 2005 the company entered into a rental lease agreement in California. The lease term runs from December 15, 2005 to December 14, 2008.

            Minimum annual lease commitments are as follows:

                      2006                           $27,000
                      2007                            28,000
                      2008                            29,000

            On July 23, 2004, the Company entered into a joint venture agreement with JMS Capital Partners, LLC ("JMSCP") to acquire 50% interest in Medlink West Inc.. Medlink West will maintain offices in Los Angeles and provide, among other things, sufficient personnel for customer support and service for the Med-Link VPN. In consideration of entering into this agreement and the services to be performed, as defined in the agreement, the Company will issue to JMSCP 2,000,000 shares of its $.001 par value common stock and options to purchase 1,000,000 shares of its common stock priced at a 15% discount to the 100-day moving average of the stock or the price as of a mutually agreed upon date within 90 days prior to the exercise of the option. The options expire July 12, 2009. Under the terms of the agreement, JMSCP will purchase 400 shares of MedLink West Inc. common stock for an initial capital contribution of $90,341, representing expenses incurred as of the date of this agreement and will contribute an additional amount of $400,000 to maintain current operations. The Company will purchase 400 shares of MedLink West Inc. common stock for its initial capital contribution of the rights to provide service and support to the products. The joint venture agreement commenced on July 12, 2004 and expires on December 31, 2007 unless terminated by either party in accordance with the Agreement. As of December 31, 2005, the Company has not issued the aforementioned 2,000,000 shares and has not received documentation supporting the $90,341.70 of expenses incurred as of the date of the Agreement. Because of the unresolved matters discussed above the effect of this transaction has not been reflected in the accompanying financial statement.

                           MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

            On August 30, 2004 Western Media Group Corporation entered into a joint venture agreement with Tokyo Consulting Group ("TCG"), MedLink West, Inc through a new corporation MedLink FE, Inc. MedLink FE, Inc. will provide the marketing, implementation, customer service and support for the MedLink VPN in the Far Eastern Countries. The Company will own 50.50% of MedLink FE, Inc. (which includes 16.5% through the Company's 50% interest in MedLink West, Inc. In consideration of TCG performance, the Company agreed to issue 250,000 shares of its $.001 par value common stock to TCG. During 2005 and 2004, no services were rendered by TCG and as at December 31, 2005, the Company has not issued any common shares for this joint venture.

            In August 2003, the Company entered into a rental lease agreement in Islandia, New York. The lease expires on July 31, 2006. The Company has the option to extend the lease for two additional years.

            Minimum annual lease commitments are as follows:

              Year ended December 31,
                2006                                      $20,000

            Western Media Group Corp. and Med-Link are delinquent in filing their sales tax and payroll tax returns and New York State has filed a judgment against Med-Link.

            On September 23, 2004, the Company entered into an agreement with Equilink, LLC to provide the Company with public relations, communications, advisory and consulting services over an initial term of four months in exchange for 100,000 shares of Western Media Group Corporation's common stock. As of December 31, 2005, the Company did not issue any common stock to Equilink LLC due to the nonperformance by Equilink LLC.

                           MEDLINK INTERNATIONAL, INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 13 - SUBSEQUENT EVENTS

            In March 2006, the Company closed on the acquisition of CNI Medical Coding and Recovery, Inc., a medical billing and recovery company that provides services to physicians' offices and clinics.