Form 10QSB
period 2006-03-31
MEDLINK INTERNATIONAL, INC.
filed 2006-05-22
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________________

                           Commission File No. 2-71164

                           MEDLINK INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                         41-1311718
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  11 Oval Drive, Suite 200B, Islandia, NY 11749
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  631-342-8800
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes {X} No { }

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes { } No {X }

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 15, 2006 were 12,442,548 shares outstanding.

Transitional Small Business Format: Yes [  ] No [X]

                           MEDLINK INTERNATIONAL, INC.

                                    I N D E X

Part I  Financial Information

 Item 1 Financial Statements
        Condensed Consolidated Balance Sheet
        March 31, 2006 (unaudited)

        Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited) and for the period from February 10, 2000 through March 31, 2006 (unaudited)

        Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited) and for the period from February 10, 2000 through March 31, 2006 (unaudited)

        Notes to Condensed Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3 Controls and Procedures

Part II Other Information

Item  2 Unregistered Sales of Equity Securities and Use of Proceeds Exhibits

Item  6 Exhibits
        Certification of Chairman of the Board and CEO Pursuant to Section 302 Certification of CFO Pursuant to Section 302
        Certification Pursuant to 18 U.S.C. Section 1350
        Certification Pursuant to 18 U.S.C. Section 1350

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Part I:  Financial Statements

         Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheet March 31, 2006
                  (unaudited)

                  Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited) and for the period from February 10, 2000 through March 31, 2006 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited) and for the period from February 10, 2000 through March 31, 2006 (unaudited)

                  Notes to Condensed Consolidated Financial Statements

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets
                                     ------

                                                                      March 31,
                                                                        2006
                                                                    (Unaudited)
                                                                    -----------
Current assets:
 Miscellaneous receivable                                           $      --
                                                                    -----------
     Total current assets                                                  --
                                                                    -----------

Office equipment (at cost), net of
 accumulated depreciation of $35,063;
 $31,558 at December 31, 2005                                            48,221
Goodwill                                                                 17,000
Intangible asset (at cost), net of
 accumulated amortization of $15,479;
 $13,886 at December 31, 2005                                            54,749
Security deposit                                                          5,400
                                                                    -----------

                                                                    $   125,370
                                                                    ===========

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities:
 Cash overdraft                                                     $       618
 Accounts payable and accrued expenses                                  296,415
 Loans payable - related parties                                         91,396
                                                                    -----------

     Total current liabilities                                          388,429
                                                                    -----------

Stockholders' Deficiency in Assets:
 Preferred stock $.001 par value
  5,000,000 shares authorized; none issued
 Common stock Class A $.001 par value;
   authorized 150,000,000 shares;
   issued 11,412,548 shares; 8,912,548 shares
   at December 31, 2005                                                  11,412
  Class B $.001 par value; authorized
   50,000,000; none issued                                                 --
 Deferred charges                                                      (319,650)
 Additional paid-in capital                                           9,605,050
 Deficit accumulated during the
 development stage                                                   (9,429,320)
                                                                    -----------
                                                                       (132,508)
Treasury stock (183,445 shares), at cost                               (130,551)
                                                                    -----------
Total stockholders' deficiency                                         (263,059)
                                                                    -----------
                                                                    $   125,370
                                                                    ===========

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
       AND THE PERIOD FROM FEBRUARY 10, 2000 (INCEPTION) TO MARCH 31, 2006

                                   (UNAUDITED)

                                                                    Period from
                                                                    February 10,
                                            Three months               2000
                                               ended                (inception)
                                              March 31,             to March 31,
                                      --------------------------    ------------
                                         2006           2005           2006
                                      -----------    -----------    -----------

Revenues                              $      --      $      --      $   324,207
                                      -----------    -----------    -----------

Costs and expenses:
 General and
   administrative                         188,489        300,167      3,891,930
Depreciation and
 amortization                               5,098          4,515      1,114,753
                                      -----------    -----------    -----------
                                          193,587        304,682      5,006,683
                                      -----------    -----------    -----------

Operating loss                           (193,587)      (304,682)    (4,682,476)
                                      -----------    -----------    -----------

Other income (expense):
 Interest expense                            --             --          (11,311)
 Cost of aborted acquisition                 --             --       (1,375,000)
 Interest income                             --             --            4,078
 Gain on settlement agreement                --             --          132,270
 Loss on impairment of
  assets                                     --            -_ __     (3,496,881)
                                      -----------    -----------    -----------
                                             --             --       (4,746,844)
                                      -----------    -----------    -----------

Net loss                              $  (193,587)   $  (304,682)   $(9,429,320)
                                      ===========    ===========    ===========


Basic and diluted
 loss per share                       $      (.02)   $      (.04)
                                      ===========    ===========

Weighted average number
 of basic and diluted
 shares outstanding                    10,932,437      7,786,358
                                      ===========    ===========


          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          Period from
                                                                          February 10,
                                                  For the three              2000
                                                   months ended           (inception)
                                                     March 31,            to March 31,
                                            --------------------------    -----------
                                                2006           2005           2006
                                            -----------    -----------    -----------
Cash flows from operating activities:
 Net loss                                   $  (193,587)   $  (304,682)   $(9,429,320)
 Adjustments to reconcile net loss
  to cash flows used in operating
  activities:
    Depreciation                                  3,505          4,515        833,960
    Amortization                                  1,593           --          280,793
    Share based compensation                     38,550         38,550           --
    Issuance of common shares for
     consulting and other services
     rendered                                    68,000        145,000      3,818,865
    Loss on impairment of assets                   --             --        3,496,881
    Imputed interest on officer's loan             --             --              947
    Accounts receivable and other assets         58,719            227         19,218
    Accrued expenses and other
       current liabilities                           (3)          (163)       209,966
                                            -----------    -----------    -----------

Cash flows used in operating activities         (23,223)      (155,103)      (730,140)
                                            -----------    -----------    -----------

Cash flows from investing activities:
 Purchase of equipment                          (28,000)          --         (105,801)
 Purchase of intangible asset                      --             --          (20,000)
 Cash acquired in Med-Link acquisition             --             --              274
 Investments in partnerships                       --             --           (7,546)
                                            -----------    -----------    -----------

Cash flows used in investing activities         (28,000)          --         (133,073)
                                            -----------    -----------    -----------

Cash flows from financing activities:
  Issuance of common stock                       50,000        244,750        856,142
  Repayment of bank loans                          --             --          (47,333)
  Purchase of company common shares                --             --          (73,551)
  Proceeds from loan payable                       --             --           45,908
  Advances from (to) officer/shareholders         1,223        (11,436)        82,047
                                            -----------    -----------    -----------

Net cash flows provided by financing
 activities                                      51,223        233,314        863,213
                                            -----------    -----------    -----------

Net increase (decrease) in cash                    --           78,211              0
Cash - beginning of period                         --            1,900              0
                                            -----------    -----------    -----------

Cash - end of period                        $      --      $    80,111    $      --
                                            ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)


                                                                                Period from
                                                                                February 10,
                                                            For the three           2000
                                                             months ended        (inception)
                                                               March 31,         to March 31,
                                                      ------------------------   ----------
                                                         2006          2005         2006
                                                      -----------   ----------   ----------
Supplemental disclosures of cash flows information:
  Cash paid during the year for:
    Interest                                          $      --     $     --     $   11,300
                                                      ===========   ==========   ==========

    Income taxes                                      $       800   $      300   $   10,600
                                                      ===========   ==========   ==========


Non-cash investing and financing activities:
  Common stock issued for purchase of
    CNI Medical Coding & Recovery, Inc.               $    17,000   $     --     $   17,000
                                                      ===========   ==========   ==========

  Common stock issued for services                    $   106,550   $     --     $3,857,415
                                                      ===========   ==========   ==========


          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                                   (UNAUDITED)


NOTE A - DESCRIPTION OF THE BUSINESS

Business Activity

Medlink International Inc. is a provider of full service communication networks for physicians and hospitals.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

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

Accounting for Stock-Based Compensation

The FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective January 1, 2006. In 2006, the Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company's incentive plan and were based on the following estimates at the date of grant: expected life - 6 years, risk free interest rate - 4%, expected volatility 100%.

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

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                                   (UNAUDITED)


NOTE C - STOCKHOLDERS' EQUITY

In January 2006, the Company issued 100,000 shares of $.001 par value per share common stock for all of the issued and outstanding shares of CNI Medical Coding and Recovery, Inc. (a medical billing company). The shares were valued at the closing stock price of the company's common shares on the date of acquisition ($.17 per share). CNI Medical Coding and Recovery, Inc. is a startup company with substantially no assets or liabilities.

In the first quarter of 2006, the Company entered into a subscription agreement with an individual for a private placement in the amount of $50,000 to purchase 400,000 shares of Western Media Group Corporation's stock for a purchase price of $.125 per share.

On January 1, 2006, the Company entered into new employment agreements with three individuals. The individuals will serve as the Company's Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company's restricted common stock in lieu of cash compensation. In addition the employees will receive an option to purchase each year 1,000,000 shares of the Company's common stock. The exercise price of the options shall be the fair value market value of the common stock on the date granted to the employee ($.17 in 2006). The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

For the three months ended March 31, 2006 $106,550 was charged to operations for the above mentioned employment agreement.

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

      The majority of MedLink's business operations are carried out by its wholly-owned subsidiaries, MedLink VPN, Inc. and its flagship products The MedLink VPN and MedLink EHR and its newly acquired wholly-owned subsidiary CNI Medical Coding & Recovery, Inc. The MedLink VPN incorporates several third party applications, including Liberty Net, Snap Gear, LaserCard, PerfectServe, McGraw-Hill and Erad. The Company also provides medical billing, messaging, video teleconferencing, and document management services to the health care community.

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

HEALTHCARE INFORMATION TECHNOLOGY MARKET

The fundamentals of the healthcare information technology (HIT) marketplace and for the Company remain positive and proposed legislation that favors HIT continues to emerge. For example, in April of 2006, U.S. Senator Sam Brownback of Kansas detailed his vision for consumer-driven care. One of Senator Brownback's core proposals is the Independent Health Record Bank Act of 2006. This legislation, if passed, would allow Americans to carry their electronic health records with them in "debit-card" fashion so any healthcare provider could access health records, plans and payment information at the point of care. Senator Brownback also introduced the Medicare Payment Rate Disclosure Act, which seeks to create transparency around medical costs. The Company views this legislation positively because of the important role information technology will play in creating a national health record bank and providing true transparency to the cost of healthcare while making it safer and more efficient. The Company's Personal Health Record (PHR) utilizing the MedLink Optical Memory Card was envisioned and developed to be utilized as described above.

This legislation is among almost 60 pieces of Health Information Technology legislation that have been introduced in this Congress. These bills propose facilitating HIT investments by offering incentives such as direct grants, favorable tax treatment, reduced Stark and anti-kickback rules, HIT loans, and differential reimbursement. While it is unclear exactly how the legislative process will unfold, it is evident that there is broad bipartisan support for HIT initiatives in Washington.

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

         Healthcare providers are under pressure to increase quality and reduce medical errors. While information technology systems and electronic transaction services are used by many physician offices for administrative and financial applications, their use in clinical workflow is much more limited, especially in smaller practices. While it will be a long time before most physicians go to a "paperless office," more physicians are beginning to incorporate information technology into their clinical workflow. Healthcare payers and governmental authorities are increasingly taking steps to encourage physicians to use information technology in their treatment of patients and clinical processes. Since clinical applications are generally designed for use by physicians, nurses and other healthcare providers, the markets for those applications present different challenges than the markets for administrative and financial applications, which are used mostly by administrative personnel, billing coordinators and financial managers.


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


RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the quarters ended March 31, 2006 and 2005 were $0 and $0, respectively. The lack of revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the MedLink VPN at various locations in New York and Los Angeles and continued concentration on Research and Development of the MedLink EHR and its associated products and as a result of management's decision not to role out the MedLink VPN services until the entire product is fully functional and all beta testing has been completed. Management realizes that this decision will delay the Company's revenues but believes it will have a better retention rate of physicians when the services are ultimately rolled out to physicians.

      Expenses for the quarters ended March 31, 2006 and 2005 were $193,587 and $304,682, respectively. The decrease in 2006 is primarily due to employment agreements entered into as of January 1, 2006 that involved the issuance of the Company's common stock in lieu of cash.

      The Company had net losses of $(193,587) and $(304,682) in the quarters ended March 31, 2006 and March 31, 2005, respectively. The net losses resulted primarily from the Company's commitment to install its MedLink VPN at New Island Hospital at no cost to the hospital, without having received any revenues relating to the MedLink VPN installed and the employment agreements entered into as of January 1, 2006.

Liquidity and Capital Resources

      At March 31, 2006, the Company had a working capital deficiency of $388,429 compared to a working capital deficiency of $387,209 at December 31, 2005. During the Quarter ended March 31, 2006 the Company sold 400,000 shares of its common stock to an investor for $50,000, the proceeds of which were utilized for the Company's operations. While the Company believes revenue that will be earned from the MedLink VPN at New Island Hospital and its imaging centers will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

Item 3.  Controls and Procedures

      As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

      Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and Vice President of the Company have identified the following internal control deficiencies:

      1. lack of segregation of duties relating to cash, receivables and safeguarding of assets; and

      2. failure to file sales and payroll tax returns.

      The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 1, 2006.

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The Company during the quarter ended March 31, 2006 sold 400,000 shares of its Class A common stock (par value $.001) for an aggregate purchase price of $.125 per share. The proceeds of the sale were used to further develop the MedLink EHR and costs associated with the regular course of business.


Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.      Title of Document
------------      -----------------

10.15 Employment Agreement between the Company and Jameson Rose dated January 1, 2006

10.16             Employment Agreement between the Company and Ray Vuono dated
                  January 1, 2006

10.17 Employment Agreement between the Company and Konrad Kim dated January 1, 2006

10.18 Stock in Lieu of Salary Agreement between the Company and Jameson Rose dated January 27, 2005

10.19 Stock in Lieu of Salary Agreement between the Company and Ray Vuono dated January 27, 2005

10.20 Stock in Lieu of Salary Agreement between the Company and Konrad Kim dated January 27, 2005

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

                                MedLink International, Inc.


Date: May 22, 2006              /s/ Ray Vuono
                                -----------------------------
                                By: Ray Vuono, CEO

                                /s/ James Rose
                                -----------------------------
                                By: James Rose, Vice President
                                and Chief Financial Officer