Form 10QSB
period 2006-06-30
MEDLINK INTERNATIONAL, INC.
filed 2006-08-21
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________________

                          Commission File No. 2-71164

                          MEDLINK INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)

         Delaware                                       41-1311718
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 15, 2006 were 13,012,548 shares outstanding.

Transitional Small Business Format: Yes |_| No |X|

                           MEDLINK INTERNATIONAL, INC.
                                      INDEX

Part I  Financial Information

Item 1  Financial Statements
        Condensed Consolidated Balance Sheet
        June 30, 2006 (unaudited)

        Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 (unaudited) and for the period from February 10, 2000 through June 30, 2006 (unaudited)

        Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2006 and 2005 (unaudited) and for the period from February 10, 2000 through June 30, 2006 (unaudited)

        Notes to Condensed Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3  Controls and Procedures

Part I  Other Information

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

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX





Part I: Financial Statements

    Item 1: Financial Statements

            Condensed consolidated Balance Sheet June 30, 2006 (unaudited)

            Condensed consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005 (unaudited) and for the period from February 10, 2000 through June 30, 2006 (unaudited)

            Condensed consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited) and for the period from February 10, 2000 through June 30, 2006 (unaudited)

            Notes to Consolidated Financial Statements

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     Assets
                                     ------

                                                                     June 30,
                                                                       2006
                                                                    (Unaudited)
Current assets:
 Cash                                                               $    24,633
                                                                    -----------
     Total current assets                                                24,633
                                                                    -----------

Office equipment (at cost), net of
 accumulated depreciation of $42,111;                                   103,292
Goodwill                                                                 17,000
Intangible asset (at cost), net of
 accumulated amortization of $17,072;                                    46,628
Security deposit                                                          5,400
                                                                    -----------

                                                                    $   196,953
                                                                    ===========

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities:
 Accounts payable and accrued expenses                              $   388,070
 Loans payable - related parties                                         65,929
                                                                    -----------

     Total current liabilities                                          453,999
                                                                    -----------

Commitments and contingencies

Stockholders' Deficiency:

 Common stock Class A $.001 par value;
   authorized 150,000,000 shares;
   issued 13,012,548 shares                                              13,012
 Deferred charges                                                      (142,583)
 Additional paid-in capital                                           9,795,046
 Deficit accumulated during the
 development stage                                                   (9,791,970)
                                                                    -----------
                                                                       (126,495)
Treasury stock (917,227 shares), at cost                               (130,551)
                                                                    -----------

Total stockholders' deficiency                                         (257,046)
                                                                    -----------
                                                                    $   196,953
                                                                    ===========


     See accompanying notes to condensed consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE PERIOD FROM FEBRUARY 10, 2000 TO JUNE 30, 2006 (UNAUDITED)


                                                                                                           For the period from
                                       For the three months ended          For the six months ended          February 10, 2000
                                               June 30,                             June 30,                   to June 30,
                                   -------------------------------       -------------------------------   -------------------
                                       2006               2005              2006               2005               2006
                                   ------------       ------------       ------------       ------------       ------------
Sales                              $         --       $         --       $         --       $         --       $    324,207
                                   ------------       ------------       ------------       ------------       ------------

Costs and expenses:
Operating and
 Administrative                         354,009            279,619            542,498            579,787          4,245,939
 Depreciation and
   amortization                           8,641              5,119             13,739              9,634          1,123,394
                                   ------------       ------------       ------------       ------------       ------------
                                        362,650            284,738            556,237            589,421          5,369,333
                                   ------------       ------------       ------------       ------------       ------------

 Operating loss                        (362,650)          (284,738)          (556,237)          (589,421)        (5,045,126)
                                   ------------       ------------       ------------       ------------       ------------

Other income (expense):
 Cost of aborted acquisition                 --                 --                 --                 --         (1,375,000)

 Interest expense                            --                 --                 --                 --            (11,311)
 Gain on settlement agreement                --                 --                 --                 --            132,270
 Interest income                             --                 --                 --                 --              4,078

 Loss on impairment of
  Assets                                     --                 --                 --                 --         (3,496,881)
                                   ------------       ------------       ------------       ------------       ------------
                                             --                 --                 --                 --         (4,746,844)
                                   ------------       ------------       ------------       ------------       ------------

Net loss                           $   (362,650)      $   (284,738)          (556,237)      $   (589,421)      $ (9,791,970)
                                   ============       ============       ============       ============       ============

Basic and diluted
 loss per share                    $       (.03)      $       (.03)      $       (.05)      $       (.07)
                                   ============       ============       ============       ============

Weighted average number
 of basic and diluted
 shares outstanding                  12,029,214          8,460,718         11,480,825          8,163,538
                                   ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                  Period from
                                                                                  February 10,
                                                       For the six                    2000
                                                       months ended               (inception)
                                                          June 30,                 to June 30,
                                               -----------------------------       -----------
                                                  2006               2005            2006
                                               -----------       -----------       -----------
Cash flows from operating activities:
 Net loss                                      $  (556,237)      $  (589,421)      $(9,791,970)
 Adjustments to reconcile net loss
  to cash flows used in operating
  activities:
    Depreciation                                    13,739             9,634           844,194
    Amortization of deferred charges                    --                --           279,200
    Issuance of common shares for
     consulting and other services
     rendered                                      175,217           290,000         3,926,082
    Loss on impairment of assets                        --                --         3,496,881
    Imputed interest on officer's loan                  --                --               947
    Accounts receivable                             58,719               227            19,840
    Accrued expenses and other
      current liabilities                           91,031            35,010           300,378
                                               -----------       -----------       -----------

Cash flows used in operating
 activities                                       (217,531)         (254,550)         (924,448)
                                               -----------       -----------       -----------

Cash flows from investing activities:
 Purchase of fixed assets                          (83,592)               --          (161,393)
 Purchase of intangible asset                           --                --           (20,000)
 Cash acquired in Med-Link acquisition                  --                --               274
 Investments in partnerships                            --                --            (7,546)
                                               -----------       -----------       -----------

Cash flows used in investing activities            (83,592)               --          (188,665)
                                               -----------       -----------       -----------

Cash flows from financing activities:
  Issuance of common stock                         350,000           319,250         1,156,142
  Repayment of bank loans                               --                --           (47,333)
  Purchase of company common shares                     --                --           (73,551)
  Proceeds from loan payable                            --                --            45,908
  Advances from (to) officer/shareholders          (24,244)          (66,600)           56,580
                                               -----------       -----------       -----------

Net cash flows provided by financing
 activities                                        325,756           252,650         1,137,746
                                               -----------       -----------       -----------

Net increase (decrease) in cash                     24,633            (1,900)           24,633
Cash - beginning of period                              --             1,900                --
                                               -----------       -----------       -----------

Cash - end of period                           $    24,633       $        --       $    24,633
                                               ===========       ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)




                                                                                        Period from
                                                                                       February 10,
                                                                For the six                2000
                                                                months ended            (inception)
                                                                   June 30,             to June 30,
                                                         ---------------------------    -----------
                                                            2006             2005          2006
                                                         -----------      ----------      -------
Supplemental disclosures of cash flows information:
  Cash paid during the year for:

    Interest                                             $        --      $       --      $11,300
                                                         ===========      ==========      =======

    Income taxes                                         $     1,700      $      300      $11,200
                                                         ===========      ==========      =======



Non-cash financing activities:
  Reference is made to financial statements notes for certain non-cash financing activities.




     See accompanying notes to condensed consolidated financial statements.

                            MEDLINK INTERNAIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006

NOTE A - DESCRIPTION OF THE BUSINESS

Business Activity
-----------------

Medlink International Inc. formerly Western Media Group Corporation is a provider of full service communication networks for physicians and hospitals. Principles of Consolidation The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006




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

Accounting for Stock-Based Compensation
---------------------------------------

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

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006



NOTE C - STOCKHOLDERS' EQUITY

In the second quarter of 2006, the Company entered into a subscription agreement with an individual for a private placement in the amount of $300,000 to purchase 1,500,000 shares of the Company's stock for a purchase price of $.20 per share. In April and May 2006 the Company issued 100,000 shares of the Company's stock in exchange for consulting services and marketing services. The shares were valued at the closing stock price of the Company's common shares on the dates of the agreements ($.50 and $.44).

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

In the first quarter of 2006, the Company entered into a subscription agreement with an individual for a private placement in the amount of $50,000 to purchase 400,000 shares of the Company's stock for a purchase price of $.125 per share.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006




NOTE C - STOCKHOLDERS' EQUITY (Continued)

On January 1, 2006, the Company entered into new employment agreements with three individuals. The individuals will serve as the Company's Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company's restricted common stock in lieu of cash compensation. In addition the employees will receive an option to purchase each year 1,000,000 shares of the Company's common stock. The exercise price of the options shall be the fair value market value of the common stock on the date granted to the employee ($.17). The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

For the three months and six months ended June 30, 2006, $106,550 and $213,100, respectively, was charged to operations for the above mentioned employment agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


BUSINESS OVERVIEW

Introduction:

      MedLink International, Inc. ("MedLink" or the "Company") is headquartered in Islandia, New York. The Company is in the business of selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. MedLink offer its services as stand-alone, combined or enterprise-wide systems. The Company's flagship product the MedLink EHR(R) software enables physicians to utilize one solution to handle all of their practice management needs from scheduling, to practice management, to document management, to medical billing in an all in one user friendly application.

      The majority of MedLink's business operations are carried out by its wholly-owned subsidiaries, MedLink VPN, Inc. and its flagship products The MedLink VPN and MedLink EHR and its newly acquired wholly-owned subsidiary CNI Medical Coding & Recovery, Inc. The MedLink VPN incorporates several third party applications, including Liberty Net, Snap Gear, and LaserCard. The Company also provides medical billing, messaging, video teleconferencing, and document management services to the health care community.

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

      MedLink EHR contains the patient's demographic information, including notes, appointments, lab results, prescriptions, documents, history of visits, as well as all insurance and financial information. MedLink EHR is designed to centralize the patient's medical records and streamlines the diagnostic and treatment process.

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

      MedLink Billing is a complete claims management solution, which allows a physician to manage its patients' insurance and co-pay information while establishing a simple workflow for generating and submitting accurate bills. The software enables the physician to dramatically reduce insurance company rejections and speed up the collection of the accounts receivable of the physician's practice.

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

MedLink Document Managment

      MedLink Doc Manager is completely integrated with the MedLink EHR which allows physicians to capture, manage and share documents with the touch of a button. MedLink Doc Manager is scalable to all levels of use from a single physician's office to a large hospital. It helps eliminate hours spent filing and retrieving, as well as the cost of copying, storing and shipping records. MedLink Doc Manager utilizes bar code technology to seamlessly attach the scanned documents to a patient's medical record automatically.

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

Status of Operations

      The Company recently hired an executive VP of Sales to establish, hire, and train a sales force for the MedLink EHR and its suite of associated services. The Company recently sent offer sheets out to six potential sales managers and intends to have an initial training orientation during the second week of September 2006. After years of development of the MedLink EHR, the Company is ready for a full scale release of the product in mid-September 2006. The sales team in addition to contacting physicians in the New York area, will attend trade shows around the country in the upcoming year. The Company is excited about the prospects of the sales team due to competitive advantages the Company believes the MedLink EHR holds over its competitors.

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

NEW ISLAND HOSPITAL

      The VPN at New Island Hospital is fully operational. A diagnostic station has been set up by MedLink for viewing MRIs, CAT Scans and other images via the VPN and additional viewing stations have been added in certain strategic locations around the hospital including the doctors lounge and emergency room. The Company has also integrated via HL7 integration the hospital's internal ADT (Admission, Discharge, & Transfer) system into the MedLink VPN. The MedLink EHR application will also be installed in the coming months upon completion of the development and testing by Apollo Health Street Limited, a leading health information solutions provider. As of the date of this report, marketing activities at New Island Hospital have been undertaken for the some 700+ doctors that the Company is focusing on becoming subscribers of the MedLink VPN, but the Company has limited it's activities towards those physicians until all aspects of the VPN can be installed and tested. The Company believes that its newly formed sales team, as mentioned above, will aggressively market the Company's services to the 700 physicians affiliated with New Island Hospital over the coming months. In addition, he Company believes that the results of the HL7 integration with the hospital's internal ADT, will help demonstrate that the VPN can be installed and integrated into any hospital information system or other applications.

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

      The Company has and will continue to use the VPN that it has set up at New Island Hospital and Radiology Centers as its primary marketing tool with other hospitals and radiology centers across the country. The Company also plans to expand its operation in the New York area through the creation of a sales team based out of its Islandia, NY office.

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

Healthcare Information Technology Market

The fundamentals of the healthcare information technology (HIT) marketplace and for the Company remain positive and proposed legislation that favors HIT continues to emerge. For example, Representatives Paul Ryan of Wisconsin and Dennis Moore of Kansas introduced the Independent Health Record Bank Act in the House. This bill is the companion bill to the legislation introduced by Senator Brownback earlier that same week in April 2006, which will allow Americans to carry their electronic health records with them in "debit-card" fashion connected to a lifetime patient account. This account would then be available to provide access to critical health record and payment information where it is needed most, at the point of care. This bipartisan legislation was a positive capstone to the National HIT Week, and is supportive of the Company's strategic initiatives. The Company views this legislation positively because of the important role information technology will play in creating a national health record bank and providing true transparency to the cost of healthcare while making it safer and more efficient. The Company's Personal Health Record (PHR) utilizing the MedLink Optical Memory Card was envisioned and developed to be utilized as described above.

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


RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the quarters ended June 30, 2006 and 2005 were $0 and $0, respectively. The lack of revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the MedLink VPN at various locations in New York and Los Angeles and continued concentration on Research and Development of the MedLink EHR and its associated products and as a result of management's decision not to role out the MedLink VPN services until the entire product is fully functional and all beta testing has been completed. Management realizes that this decision will delay the Company's revenues but believes it will have a better retention rate of physicians when the services are ultimately rolled out to physicians.

      Expenses for the quarters ended June 30, 2006 and 2005 were $362,650 and $284,738, respectively. The increase in 2006 is primarily due to the Company's increased research and development efforts towards the MedLink EHR and acquisition of the MedLink Doc Manager license and associated implementation costs.

      The Company had net losses of $(362,650) and $(284,738) in the quarters ended June 30, 2006 and June 30, 2005, respectively. The net losses resulted primarily from the Company's commitment to research and development of the MedLink EHR and the costs associated with licenses and implementation of the MedLink Doc Manager and the employment agreements entered into as of January 1, 2006.

Liquidity and Capital Resources

      At June 30, 2006, the Company had a working capital deficiency of $453,999 compared to a working capital deficiency of $387,209 at December 31, 2006. During the Quarter ended June 30, 2006 the Company sold 1,500,000 shares of its common stock to an investor for $300,000, the proceeds of which were utilized for the Company's operations. While the Company believes revenue that will be earned from the MedLink EHR and document management solution will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

Item 3.  Controls and Procedures

      As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

      Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and CFO of the Company have identified the following internal control deficiencies:

      1. lack of segregation of duties relating to cash, receivables and safeguarding of assets; and

            The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 1, 2006.

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended June 30, 2006, the Company sold 1,500,000 shares of its Class A common stock (par value $.001) for an aggregate purchase price of $.20 per share to one individual investor pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the sale were used to further develop the MedLink EHR and costs associated with the regular course of business.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.                Title of Document
-----------    -------------------------------------------------

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

                                              MedLink International, Inc.


Date: August 16, 2006                         By:/s/ Ray Vuono
                                              Name: Ray Vuono
                                              Title: CEO

                                              By:/s/ James Rose
                                              Name: James Rose
                                              Title: Vice President and
                                              Chief Financial Officer