Form 10QSB
period 2006-09-30
MEDLINK INTERNATIONAL, INC.
filed 2006-11-20
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

                           Commission File No. 2-71164


                           MEDLINK INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


                 Delaware                                  41-1311718
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 14, 2006 were 13,667,093 shares outstanding.

Transitional Small Business Format: Yes |_| No |X|

                            MEDLINK INTERNATIONAL, INC.
                                    I N D E X

Part I    Financial Information                                                3

Item 1    Financial Statements                                                 3

            Condensed Consolidated Balance Sheet
            September 30, 2006 (unaudited)                                   F-1

            Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 2006 and 2005
            (unaudited) and for the period from February 10, 2000
            through September 30, 2006 (unaudited)                           F-2

            Condensed Consolidated Statements of Cash Flows for the
            three and nine months ended September 30, 2006 and 2005
            (unaudited) and for the period from February 10, 2000
            through September 30, 2006 (unaudited)                           F-3

            Notes to Condensed Consolidated Financial Statements             F-5

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            4

Item 3    Controls and Procedures                                             13

Part II   Other Information                                                   14

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 6    Exhibits                                                            14

            Certification of CEO Pursuant to Section 302
            Certification of CFO Pursuant to Section 302
            Certification Pursuant to 18 U.S.C. Section 1350 Certification Pursuant to 18 U.S.C. Section 1350

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX

Part I:  Financial Statements

         Item 1:  Financial Statements

                  Condensed consolidated Balance Sheet
                  September 30, 2006 (unaudited)                             F-1

                  Condensed consolidated Statements of Operations for
                  the three months and nine months ended September 30,
                  2006 and 2005 (unaudited) and for the period from
                  February 10, 2000 through September 30, 2006
                  (unaudited)                                                F-2

                  Condensed consolidated Statements of Cash Flows for
                  the nine months ended September 30, 2006 and 2005
                  (unaudited) and for the period from February 10, 2000
                  through September 30, 2006 (unaudited)                     F-3

                  Notes to Consolidated Financial Statements                 F-5

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                     September 30,
                                                                         2006
                                                                    --------------
                                                                      (Unaudited)
                                     Assets

Current assets:
   Cash                                                             $       13,247
                                                                    --------------
     Total current assets                                                   13,247
                                                                    --------------

Office equipment (at cost), net of
  accumulated depreciation of $52,134;                                     129,447
Security deposit                                                             5,400
Goodwill                                                                    17,000
Intangible asset (at cost), net of
  accumulated amortization of $18,625;                                      45,075
                                                                    --------------

                                                                    $      210,169
                                                                    ==============

               Liabilities and Stockholders' Deficiency in Assets

Current liabilities:
   Accounts payable and accrued expenses                            $      418,685
   Loans payable - related parties                                          54,530
                                                                    --------------

     Total current liabilities                                             473,215
                                                                    --------------

Stockholders' Deficiency in Assets:
   Preferred stock $.001 par value
     5,000,000 shares authorized; none issued
   Common stock Class A $.001 par value;
     authorized 150,000,000 shares;
     issued 13,667,093 shares                                               13,667
   Deferred charges                                                        (85,967)
   Additional paid-in capital                                            9,944,394
   Deficit accumulated during the
     development stage                                                 (10,004,589)
                                                                    --------------
                                                                          (132,495)
Treasury stock (917,227 shares), at cost                                  (130,551)
                                                                    --------------

Total stockholders' deficiency in assets                                  (263,046)
                                                                    --------------
                                                                    $      210,169
                                                                    ==============

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE PERIOD FROM FEBRUARY 10, 2000 TO SEPTEMBER 30, 2006 (UNAUDITED)

                                                                                                      For the period from
                                   For the three months ended          For the nine months ended       February 10, 2000
                                          September 30,                       September 30,                    to
                                 --------------------------------    --------------------------------     September 30,
                                      2006              2005              2006              2005              2006
                                 --------------    --------------    --------------    --------------    --------------
Sales                            $       11,945    $           --    $       11,945    $           --    $      336,152
                                 --------------    --------------    --------------    --------------    --------------

Costs and expenses:
Operating and
  Administrative                        212,951           254,799           755,449           834,586         4,458,890
  Depreciation and
    amortization                         11,613             5,119            25,352            14,753         1,135,007
                                 --------------    --------------    --------------    --------------    --------------
                                        224,564           259,918           780,801           849,339         5,593,897
                                 --------------    --------------    --------------    --------------    --------------

 Operating loss                        (212,619)         (259,918)         (768,856)         (849,339)       (5,257,745)
                                 --------------    --------------    --------------    --------------    --------------

Other income (expense):
  Cost of aborted acquisition                --                --                --                --        (1,375,000)

  Interest expense                           --                --                --                --           (11,311)
  Gain on settlement agreement               --                --                --                --           132,270
  Interest income                            --                --                --                --             4,078

  Loss on impairment of
    Assets                                   --                --                --                --        (3,496,881)
                                 --------------    --------------    --------------    --------------    --------------
                                             --                --                --                --        (4,746,844)
                                 --------------    --------------    --------------    --------------    --------------

Net loss                         $     (212,619)   $     (259,918)         (768,856)   $     (849,339)   $  (10,004,589)
                                 ==============    ==============    ==============    ==============    ==============

Basic and diluted
  loss per share                 $         (.02)   $         (.03)   $         (.06)   $         (.10)               --
                                 ==============    ==============    ==============    ==============    ==============

Weighted average number
  of basic and diluted
  shares outstanding                 13,303,456         8,678,045        12,203,721         8,532,817                --
                                 ==============    ==============    ==============    ==============    ==============

          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 Period from
                                               For the nine months ended      February 10, 2000
                                                      September 30,              (inception)
                                            --------------------------------   to September 30,
                                                 2006             2005              2006
                                            --------------    --------------    --------------
Cash flows from operating activities:
  Net loss                                  $     (768,856)   $     (849,339)   $  (10,004,589)
  Adjustments to reconcile net loss
    to cash flows used in operating
    activities:
      Depreciation                                  25,355            14,753           855,810
      Amortization of deferred charges                  --                --           279,200
      Issuance of common shares for
        consulting and other services
        rendered                                   231,832           435,000         3,982,697
      Loss on impairment of assets                      --                --         3,496,881
      Imputed interest on officer's loan                --                --               947
      Accounts receivable                           58,719               227            19,840
      Accrued expenses and other
        current liabilities                        121,649            37,208           330,996
                                            --------------    --------------    --------------

Cash flows used in operating
 activities                                       (331,301)         (362,151)       (1,038,218)
                                            --------------    --------------    --------------

Cash flows from investing activities:
  Purchase of fixed assets                        (119,809)               --          (197,610)
  Purchase of intangible asset                          --                --           (20,000)
  Cash acquired in Med-Link acquisition                 --                --               274
  Investments in partnerships                           --                --            (7,546)
                                            --------------    --------------    --------------

Cash flows used in investing activities           (119,809)               --          (224,882)
                                            --------------    --------------    --------------

Cash flows from financing activities:
  Issuance of common stock                         500,000           444,250         1,306,142
  Repayment of bank loans                               --                --           (47,333)
  Purchase of company common shares                     --                --           (73,551)
  Proceeds from loan payable                            --                --            45,908
  Advances from (to) officer/shareholders          (35,643)          (26,595)           45,181
                                            --------------    --------------    --------------

Net cash flows provided by financing
  activities                                       464,357           417,655         1,276,347
                                            --------------    --------------    --------------

Net increase in cash                                13,247            55,504            13,247
Cash - beginning of period                              --             1,900                --
                                            --------------    --------------    --------------

Cash - end of period                        $       13,247    $       57,404    $       13,247
                                            ==============    ==============    ==============

          See accompanying notes to consolidated financial statements.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                                                             Period from
                                                           For the nine months ended      February 10, 2000
                                                                 September 30,             (inception) to
                                                        --------------------------------    September 30,
                                                             2006              2005              2006
                                                        --------------    --------------    --------------
Supplemental disclosures of cash flows information:
  Cash paid during the year for:

     Interest                                           $           --    $           --    $       11,300
                                                        ==============    ==============    ==============

     Income taxes                                       $        1,700    $          300    $       11,200
                                                        ==============    ==============    ==============

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

                               SEPTEMBER 30, 2006

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

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

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

                                   (UNAUDITED)


NOTE C - STOCKHOLDERS' EQUITY

In the third quarter of 2006, the Company entered into a subscription agreement with an individual for a private placement in the amount of $150,000 to purchase 654,545 shares of the Company's stock for a purchase price of $.229 per share.

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

                           MEDLINK INTERNATIONAL INC.
                    FORMERLY WESTERN MEDIA GROUP CORPORATION
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

                                   (UNAUDITED)


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

For the three months and nine months ended September 30, 2006, $106,550 and $319,650, respectively, was charged to operations for the above mentioned employment agreement.

NOTE D - SUBSEQUENT EVENTS

In October 2006 the Company received final approval from Deutsche Borse AG and its shares started trading through the Frankfurt Stock Exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Introduction:

      MedLink International, Inc. ("MedLink" or the "Company") is headquartered in Islandia, New York. The Company is in the business of selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. MedLink offers its services as stand-alone, combined or enterprise-wide systems. The Company's flagship product the MedLink EHR(R) software enables physicians to utilize one solution to handle all of their practice management needs from scheduling, to practice management, to document management, to medical billing in an all in one user-friendly application.

      The majority of MedLink's business operations are carried out by its wholly-owned subsidiaries, MedLink VPN, Inc., and its flagship products the MedLink VPN and MedLink EHR, and the Company's newly acquired wholly-owned subsidiary CNI Medical Coding & Recovery, Inc. The MedLink VPN incorporates several third party applications, including Liberty Net, Snap Gear, and LaserCard. The Company also provides medical billing, messaging, video teleconferencing, and document management services to the health care community.

The MedLink Vision:

      MedLink offers the medical community applications and services that it believes will ease accessibility to information related to patient care through the creation of a secure digital environment, while making it accessible to institutions both large and small at an affordable price in order to achieve the highest level of participation.

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

MedLink VPN:

      The MedLink Virtual Private Network allows subscribing doctors to securely communicate with other physicians and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other Personal Health Information
(PHI). The MedLink VPN provides data security compliant with Title II, Part C of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and a system for secure delivery of radiological images, allowing for the delivery of radiological images without film. MedLink's proprietary PACS viewer also allows for manipulation of radiological images. The MedLink VPN offers the highest level of security available in the Health Information Technology ("HIT") industry. Utilizing the MedLink VPN, different networks in different locations can be tied into a single private network. Software applications can be centralized and made available to certain users and not others depending on their security protocols. Essentially, the MedLink VPN allows the user to customize public and private areas within its organization. The MedLink VPN also incorporates streaming video technology, allowing for remote viewing of procedures or delivery of continuing education or training materials by a hospital to its doctors and staff, and communications software allowing for secure messaging among hospital personnel.

MedLink EHR

      Utilized in conjunction with the security platforms of the MedLink VPN, the MedLink EHR (Electronic Health Record) provides patient-centric data, which means that information on the system is tied to each specific patient and the patient's primary care physician.

      MedLink EHR contains the patient's demographic information, including notes, appointments, lab results, prescriptions, documents, history of visits, as well as all insurance and financial information. MedLink EHR is designed to centralize the patient's medical records and streamline the diagnostic and treatment process.

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

      The MedLink EHR gives the primary care physician control over patient records. MedLink EHR enables the primary provider to easily manage the process of creating, maintaining and adding data to patient Electronic Health Records.

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

      MedLink Billing is a complete claims management solution, which assists a physician in managing its patients' insurance and co-pay information while establishing a simple workflow for generating and submitting more accurate bills. We believe that this software enables the physician to reduce insurance company rejections and speed up the collection of the accounts receivable of the physician's practice.

      The addition of MedLink Billing allows MedLink to offer to medical practices one solution to help manage their business. The application which runs locally, utilizes the HIPAA security measures afforded by the MedLink VPN, and allows physicians to conduct their medical billing needs in house without the hassle of using two applications or paying for the expense of integrating different solutions which can be extremely difficult. Alternatively, the physician can outsource its billing needs to a medical billing company, such as CNI Medical Coding & Recovery, Inc., securely and efficiently over the MedLink VPN portal, allowing physicians to submit patient visit information effortlessly and immediately as opposed to the general practice of medical billing companies that pick up the claims once a week or have information faxed unsecurely. The Company's management believes that this additional attribute to the MedLink EHR will help it to market the MedLink EHR to physicians in addition to the services of CNI Medical Coding & Recovery.

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

Krad Konsulting

      Krad Konsulting, LLC, ("Krad") a wholly owned subsidiary of the Company is a solution provider for Internet infrastructure. Krad offers Internet infrastructure consulting for businesses and the medical community using what it deems reliable sources of technical help for their networks and related systems. Krad offers three main services which are: (1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting. To date Krad has not realized any significant revenues as most of Krad efforts are almost exclusively focused on the development and maintenance of the MedLink VPN, MedLink EHR and its suite of services. The Company's management believes that after it establishes a client base for the MedLink her, Krad's revenues will increase as Krad will be the technical support arm of MedLink. Krad will initially bill its clients hourly for technical support and the Company expects that it will become a significant factor in the MedLink business plan moving forward. Due to the extreme technical aspects of Health Information Technology, many of MedLink's competitors realize more than 25% of their total revenue from technical support.

Status of Operations

      During the 3rd Quarter the Company moved into a new office suite. The new offices of MedLink are better suited for the Company as the Company shifts from a development company to a sales oriented company. In the 3rd quarter the Company hired its first sales force, which has now completed training and is aggressively marketing to the Long Island, New York area physicians. The Company recently initiated the 2nd sales training session which is scheduled to graduate at the end of November 2006. The Company has received positive feedback from physicians that have been solicited by its sales force, as the Company's competition is primarily focusing its efforts on mail and virtual marketing, as opposed to MedLink's approach of in-person marketing to physicians. MedLink's Executive VP of Sales, has structured a strategic sales approach that encumbers a 5 step sales plan for each physician and a gradual rollout of each service to the physician as not to overburden them and their practice with a significant amount of change in a short period of time. After years of development of the MedLink EHR, the Company release the MedLink EHR for distribution in September in conjunction with the hiring of a sales team and expansion into new offices. The sales team in addition to contacting physicians in the New York area, will attend trade shows around the country in the upcoming year.

      The Company is also in negotiation to acquire Anywhere MD, Inc. as it announced earlier this year and recently extended the terms of the initial Letter of Intent. The acquisition of Anywhere MD will allow for Anywhere MD and their physician users to upgrade their existing tools to an easier to use, more efficient platform and allow them to share data presenting them with a transfer from a traditional electronic medical record to an electronic health record, which will allow the physician users to meet US Government mandate. The applications will seamlessly link, allowing the physician users to utilize such features as the MedLink Scheduler, MedLink Billing, and to submit and receive lab and prescription orders electronically, as well as have an automatic data backup solution utilizing the industry leading security platforms of the MedLink VPN.

      Currently, the Company has the MedLink VPN installed at New Island Hospital in Bethpage, New York, and in the Los Angeles area in each of The UCLA Center for Healthier Children & Families, Landmark Imaging, Access Imaging, Volant Imaging and Miracle Mile Medical Center. The Company believes that it has a turnkey system which can be installed at other hospitals and medical practices, and has initiated a Value Added Reseller (VAR) program of the MedLink VPN. The Company intends to offer its MedLink VPN as a VPN platform for other networks related to healthcare and Social Services programs. The Company believes that the VPN market will continue to grow and more applications will be made available for the MedLink VPN platform. The Company's current marketing plan is to market the VPN to Medical facilities such as hospitals, government agencies and radiology centers. By contracting with a hospital with its large medical staff, or radiology centers with a large referring physician base, the Company believes it will be more effective and more cost efficient in recruiting paying subscribers/physicians to the MedLink VPN where the Company expects to derive the majority of its revenues.

NEW ISLAND HOSPITAL

      The VPN at New Island Hospital is fully operational. A diagnostic station has been set up by MedLink for viewing MRIs, CAT Scans and other images via the VPN and additional viewing stations have been added in certain strategic locations around the hospital including the doctors lounge and emergency room. The Company has also integrated via HL7 integration the hospital's internal ADT (Admission, Discharge & Transfer) system into the MedLink VPN. The Company believes that its newly formed sales team will aggressively market the Company's services to the 700 physicians affiliated with New Island Hospital over the coming months. In addition, the Company believes that the results of the HL7 integration with the hospital's internal ADT, will help demonstrate that the VPN can be installed and integrated into any hospital information system or other applications.

PLAN OF OPERATION

      The Company believes the installation of the MedLink VPN at New Island Hospital and the installations at the Radiology Centers in Southern California to be the first steps in demonstrating the usefulness and scalability of the MedLink VPN. Because of the various services provided through this secure connection to information hubs for physicians, (i.e., hospitals, laboratories and radiology centers as well as other modalities in other locations the MedLink VPN can be customized for any particular discipline in the medical area.

      The Company has and will continue to use the VPN that it currently has set up at New Island Hospital and radiology centers as its primary marketing tool with other hospitals and radiology centers across the country. The Company also plans to expand its operations in the New York area through its recently formed sales team based out of its Islandia, NY office.

      Pursuant to the Company's agreement with the UCLA Center, the UCLA Center will utilize the MedLink VPN to distribute specific content through its existing websites to be accessed securely by the UCLA Center's offsite locations and other related social service organizations, which will be subscribers of the MedLink VPN.

      In November 2004 the UCLA Center administered its first lecture, entitled "Mapping Children's Development Progress in Canada" on the MedLink VPN. By utilizing the MedLink VPN and its secure communications platform, the UCLA Center intends to build a content library to be utilized by its affiliates around the world to help promote opportunities for improving the health and well being of children. The UCLA Center is affiliated with schools in the State of California and similar centers across the United States and around the world. The MedLink VPN allows for the UCLA Center and its affiliated centers around the world to create a forum for the exchange of ideas, applications, research studies, and clinical data. MedLink will seek to offer the MedLink VPN and its related services to organizations and institutions affiliated with the UCLA Center on a subscription basis. The Virtual Children's Resource Network (VCRN), a joint venture between UCLA and MedLink, is currently operational and a demonstration was recently given to an associated healthcare facility to UCLA in the Los Angeles area. The medical group consists of more than 250 physicians. Upon the completion of our beta testing of the MedLink Billing application of the MedLink EHR, the Company plans to roll out the MedLink EHR in association with the VCRN to this facility along with 5 other related clinics for the initial pilot program of the VCRN in a regional area.

      In February of 2005, the Company entered into an agreement with Apollo Health Street Limited, a leading health information solutions provider. Apollo was chosen by the Company as its technology services partner to develop and enhance the MedLink EHR optical memory card application. The agreement called for a multi-phase development of the product that will involve increased development and enhancements, including an expanded dedicated team of developers, as well as customer support for the product. The company recently terminated its relationship with Apollo and has expanded its IT department with the hiring of additional developers in its New York office. Apollo provided the Company with the main framework of the MedLink EHR and MedLink Billing but the company felt moving forward that for increased efficiencies in timing and production that the any additional IT development would be better suited in house.

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

      In accordance with the review and audit by the Company's independent registered public accounting firm Jewett, Schwartz & Associates, Jewett Schwartz & Associates has expressed concerns about the Company's continued existence as a going concern. Currently the Company has no revenues and, as such, may have to rely on funding from its management and outside sources until such time as it begins to generate revenue sufficient to cover its operating costs and expenses. Over the past three years, the Company has shifted its focus away from its answering service business in favor of concentrating on the development of its MedLink VPN and MedLink EHR products. Management believes that when brought to market, the Company's products will be able to compete in the multi-billion dollar HIT industry. A fully functional product released, along with increased marketing and the sales team efforts will enhance the Company's reputation and ability to generate revenues; however, until the Company begins to realize sufficient revenues to sustain its operations, it may have to rely on contributions or loans by management, sales of its debt or equity securities or bank loans to finance its operations.

      As discussed in this report, the Company has signed several contracts with hospitals and radiology centers in various parts of the US. To date, management believes that the results of beta-testing of installations at these facilities and the feedback received from these centers is positive. Additionally, management believes the Company will be able to generate revenue in 2007 from the MedLink VPN and MedLink EHR sufficient to cover its operational cost and expenses.

Healthcare Information Technology Market

      The fundamentals of the healthcare information technology (HIT) marketplace remain positive and proposed legislation that favors HIT continues to emerge. For example, Representatives Paul Ryan of Wisconsin and Dennis Moore of Kansas introduced the Independent Health Record Bank Act in the House. This bill is the companion bill to the legislation introduced by Senator Brownback earlier that same week in April 2006, which will allow Americans to carry their electronic health records with them in "debit-card" fashion connected to a lifetime patient account. This account would then be available to provide access to critical health record and payment information where it is needed most, at the point of care. This bipartisan legislation was a positive capstone to the National HIT Week, and is supportive of the Company's strategic initiatives. The Company views this legislation positively because of the important role information technology will play in creating a national health record bank and providing true transparency to the cost of healthcare while making it safer and more efficient. The Company's Personal Health Record (PHR) utilizing the MedLink Optical Memory Card was envisioned and developed to be utilized as described above.

      This legislation is among almost 60 pieces of Health Information Technology legislation that have been introduced in this Congress These bills propose facilitating HIT investments by offering incentives such as direct grants, favorable tax treatment, reduced Stark and anti-kickback rules, HIT loans, and differential reimbursement. While it is unclear exactly how the legislative process will unfold, it is evident that there is broad bipartisan support for HIT initiatives in Washington.

      For the third consecutive year, President Bush used the State of the Union address in January 2006 to express his support for electronic health records. The President also highlighted the fact that the first of 78 million Baby Boomers turn 60 in 2006, putting strains on the healthcare system and the federal government as the need for care of the Baby Boomers increases.

      National policymakers continue looking to HIT. 2005 saw meaningful progress towards a bipartisan consensus on Capital Hill around the view that HIT can deliver significant returns]. The RAND Corporation study published in Health Affairs helped shape that perspective by detailing potential savings of $162 billion per year through error reduction, elevated efficiency and improved condition management.

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

      A significant development was the publication of RAND's peer-reviewed study that indicates healthcare information technology could save the country's healthcare system $162 billion annually through improved efficiency, disease management and reduced adverse drug events. This study provides large-scale, independent, quantified proof of the impact healthcare information technology can have. The potential savings indicated by this study represent nearly 10 percent of the $1.7 trillion the United States spends annually on healthcare. These findings should be of particular interest to the federal government, which incurs significant healthcare costs through Medicare and Medicaid funding. Overall, the acute care hospital marketplace is in good financial condition. As Moody's reported in January 2006, hospital bond rating upgrades beat downgrades for the first time since 1997. Although some providers are dealing with issues such as an unfavorable payor mix and the responsibility to serve a growing uninsured population, USA Today indicated in January 2006 that hospital profit margins reached a six-year high of 5.2 percent in 2004.

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

      The Company has continued to promote, in both Washington D.C. and London the MedLink VPN to be utilized as the standard for security and transfer of medical records in both countries. Currently, the Company's proposal has been submitted to the NHS by the leader of Radiology in the United Kingdom (U.K.). In the U.K. market the Company would have to take a slightly different approach than to the one it takes here in the U.S. due to the U.K.'s socialized medicine system. The U.K. has benchmarked over 10 billion pounds in the next few years for HIT. In connection therewith, the Company has been focusing its efforts on winning a grant to connect all of the radiology centers in the U.K. on the Medlink VPN.

      In addition, the Company met last year with a Senator's bill writer in Washington D.C. to recommend platforms and standards that will be implemented in an HIT Bill currently being written. The Company believes that if security standards, similar to those provided by its products, are recommended by the House of Representatives the Company may gain a competitive advantage over its competitors, in addition to having a step up on access to government funding.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005

      The Company's revenues from continuing operations for the quarters ended September 30, 2006 and 2005 were $11,945 and $0, respectively. This revenue is attributable to the Company's sales of services and products.

      Expenses for the quarters ended September 30, 2006 and 2005 were $224,564 and $259,918, respectively. The increase in 2006 is primarily due to the Company's increased research and development efforts towards the MedLink EHR and its acquisition of the MedLink Doc Manager license and associated implementation costs.

      The Company had net losses of $(212,619) and $(259,918) in the quarters ended September 30, 2006 and September 30, 2005, respectively. The net losses resulted primarily from the Company's commitment to research and development of the MedLink EHR and the costs associated with licenses and implementation of the MedLink Doc Manager and the employment agreements entered into as of January 1, 2006.

Nine months ended September 30, 2006 and 2005

      The Company's revenues from continuing operations for the nine month periods ended September 30, 2006 and 2005 were $11,945 and $0, respectively. This revenue is attributable to the Company's sales of services and products.

      Expenses for the nine month periods ended September 30, 2006 and 2005 were $780,801 and $849,339, respectively. The increase in 2006 is primarily due to the Company's increased research and development efforts towards the MedLink EHR and its acquisition of the MedLink Doc Manager license and associated implementation costs.

      The Company had net losses of $(224,564) and $(259,918) in the quarters ended September 30, 2006 and September 30, 2005, respectively. The net losses resulted primarily from the Company's commitment to research and development of the MedLink EHR and the costs associated with licenses and implementation of the MedLink Doc Manager and the employment agreements entered into as of January 1, 2006.

Liquidity and Capital Resources

      At September 30, 2006, the Company had a working capital deficiency of $473,215 compared to a working capital deficiency of $387,209 at December 31, 2005. During the quarter ended September 30, 2006 the Company sold 654,545 shares of its common stock to one accredited investor pursuant to exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for $150,000, the proceeds of which were utilized for the Company's operations. While the Company believes revenue will be earned from the MedLink EHR and document management solution, there can be no assurance that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms, if at all.

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

Item 3. Controls and Procedures

      As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

      Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and CFO of the Company have identified the following internal control deficiencies:

      - lack of segregation of duties relating to cash, receivables and safeguarding of assets.

      The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 1, 2006.

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended September 30, 2006, the Company sold 654,545 shares of its Class A common stock (par value $.001) for an aggregate purchase price of $.20 per share to one accredited investor in a private placement transaction pursuant to exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the sale were used to further develop the MedLink EHR and costs associated with the operations of the Company'business.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.    Title of Document
-----------    -----------------------------------------------------------------
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

                                       MedLink International, Inc.


Date: November 20, 2006                By: /s/ Ray Vuono
                                           ----------------------------------
                                           Name:  Ray Vuono
                                           Title: CEO


                                       By: /s/ James Rose
                                           ----------------------------------
                                           Name:  James Rose
                                           Title: Vice President and Chief
                                                  Financial Officer