Form 10KSB
period 2006-12-31
MEDLINK INTERNATIONAL, INC.
filed 2007-04-17
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

Commission File Number 2-71164

MEDLINK INTERNATIONAL, INC.
(Name of small business issuer in its charter)

DELAWARE	41-1311718
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

11 Oval Drive, Suite 200B, Islandia, New York 11749
(Address of Principal Executive Offices) (Zip Code)

631-342-8800
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☒ No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

MedLink International, Inc. revenues from continuing operations for the fiscal year ended December 31, 2006 were $11,364.

Aggregate market value of the voting and non voting equity held by non-affiliates was approximately, $6,915,486 as of March 31, 2007. There were a total of approximately 8,443,520 shares held by non-affiliates as of such date.

The Company’s stock transfer agent is Computershare, 350 Indiana St, Suite 800, Golden, Colorado 80401.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,616,784 class A shares and 2,250,000 class B shares outstanding as of March 31, 2007.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

STATEMENT OF FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to MedLink International, Inc. and its subsidiaries (collectively the “Company”) that are based on the beliefs of the Company’s management, as well as, assumptions made by and information currently available to management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the Company's need to obtain additional financing or equity; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and certain other factors detailed below under Risk Factors.

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

PART I

Item 1.  Description of Business

The Company’s Background

MedLink International Inc. is a Delaware corporation that was incorporated in Minnesota in 1977 as Ionics Controls, Inc. and changed its domicile to Delaware in October of 2005. Our Class A common stock trades on the Over-the Counter Bulletin Board under the symbol “MLKNA” and our Class B common stock trades on the Frankfurt Stock Exchange under the symbol WM6B

We changed our name to Western Media Group Corporation in November 1988, and to MedLink International, Inc. in October 2005. The change was made in connection with the merger into MedLink International, Inc. Delaware Corporation in October 2005. We formed MedLink International, Inc. in connection with the Annual Shareholder meeting held October 24th, 2005 to properly identify the Company’s main product offerings with that of the parent company.

Our principal executive offices are located at 11 Oval Drive, Suite 200B, Islandia, NY 11749 and our telephone number is (631) 342-8800. The Company’s web site address is www.medlinkus.com.

Our Business

The Company is in the business of selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. MedLink offer its services as stand-alone, combined or enterprise-wide systems. The Company’s flagship product the MedLink EHR® software enables physicians to utilize one solution to handle all of their practice management needs from scheduling, to practice management, to medical billing in an all in one user friendly application.

The majority of MedLink’s business operations are carried out by MedLink International, Inc. and its flagship products the MedLink VPN and MedLink EHR. The MedLink VPN incorporates several third party applications from its partners, including Kodak, Emdeon, Thomson, Quest Diagnostics, I-Plexus, LibertyNet, and SnapGear. The Company also provides MedLink TV, medical billing, messaging, video teleconferencing, document management and advertising services to the health care community.

MedLink Solutions & Services

MedLink EHR

The MedLink EHR (Electronic Health Record) provides patient-centric data, meaning that information on the system is tied to each specific patient and the patient's primary care physician. MedLink EHR contains the patient's demographic information, including notes, appointments, lab results, prescriptions, documents, history of visits, as well as all insurance and financial information. MedLink EHR is designed to centralize the patient's medical records and streamline the diagnostic and treatment process while connecting the physician seamlessly with outside resources such as radiology centers, labs, pharmacies and insurance companies.

The MedLink EHR is used as a practice management system, which provides for the consolidation by physicians of data among disparate networks, whereby it goes out like a powerful search engine within a physician's own private network and collects and organizes the data into an application that provides for all of a physician's records to be stored on their local database while keeping connected to all the networks a physician's practice is affiliated with.

This process is unique to the MedLink EHR and is made possible by the MedLink VPN. Once a physician's affiliates are connected to the MedLink VPN, an affiliate network group is created and interfaced with the MedLink EHR. This allows data from those networks to be pulled into one application.

The MedLink EHR automates the collection and management of clinical data, allowing physician practice groups to enter, organize, and effectively utilize secure patient chart information at the point of care. The MedLink EHR solutions also streamline practice-wide clinical workflow and communication and help physicians manage lab orders, prescriptions, radiology images and reports and other data. The MedLink EHR can improve healthcare quality and reduce costs by preventing medical errors, reducing paperwork and reducing administrative inefficiencies; and automates administrative workflow, including scheduling, patient billing and collection and claims management. The MedLink EHR improves the efficiency of operations within a physician practice, particularly the financial aspects of the practice related to billing and reimbursement.

The primary care doctor utilizes MedLink EHR to gather and update the data on his or her patients. Each time that MedLink EHR is accessed through the secure MedLink VPN it synchronizes with a master database that is tied into all affiliates of the primary care doctor and then updates the data on the primary care doctor’s local database. According to physicians, this process will save a tremendous amount of time and enable access to data that previously could have taken up to several weeks to collect. The MedLink EHR does this all in a matter of minutes.

The MedLink EHR gives the primary care physician control over patient records. MedLink EHR enables the primary provider to easily manage the process of creating, maintaining and adding to patient Electronic Health Records.

MedLink Virtual Private Network (VPN)

The MedLink Virtual Private Network (“MedLink VPN”) allows subscribing doctors to securely communicate with other physicians and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other Personal Health Information (PHI). The MedLink VPN provides data security compliant with Title II, Part C of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and a system for secure delivery of radiological images, allowing for the delivery of radiological images without film. MedLink proprietary PACS viewer also allows for manipulation of radiological images. The MedLink VPN offers the highest level of security available in the Health Information Technology (“HIT”) industry. Utilizing the MedLink VPN, different networks in different locations can be tied into a single private network. Software applications can be centralized and made available to certain users and not others depending on your security protocols. Essentially, the MedLink VPN allows you to customize public and private areas within your organization. The MedLink VPN also incorporates streaming video technology, allowing for remote viewing of procedures or delivery of continuing education or training materials by a hospital to its doctors and staff, and communications software allowing for secure messaging among hospital personnel.

MedLink EHR Lite

The MedLink EHR Lite works in conjunction with the MedLink EHR for referring physicians to view radiology reports and images from a connected Radiology center. The referring physicians will utilize the MedLink EHR Lite to view current and past reports on their patients enabling them to generate a more accurate electronic health record of their patients. The seamless integration into a patient's electronic health record is unique to MedLink and MedLink hopes to make the process the standard moving forward for the delivery of reports and images from radiology centers.  The MedLink EHR Lite will help to speed the diagnostic process and significantly reduce patient wait times.

MedLink utilizes a Lite version of the MedLink EHR, which includes the following features to referring physicians of radiology centers affiliated with MedLink. The free features include: scheduler, patient demographics, messaging center and radiology reports and associated images. With less than 15% of american physicians utilizing EHR technology, the MedLink EHR Lite version alleviates a lot of the data entry associated with implementing an EHR system whereby patient demographics are automatically derived from the radiology centers information system.

The MedLink EHR Lite version, which is provided free to eligible physicians, currently over 42,000, will display pharmaceutical and other relevant advertising on the log-in and home page of the application. This offers advertisers a unique opportunity to reach a specific demographic for their advertising content directly on the physician’s desktop, as well as an additional revenue stream for the Company.

MedLink will offer its full suite of MedLink EHR products, such as the MedLink DocManager, MedLink Billing, E-Labs, E-Prescription and other related services that start at $299/month per practice to the MedLink EHR Lite users.
.
MedLink DocManager

MedLink DocManager is completely integrated with the MedLink EHR which allows physicians to capture, manage and share documents with the touch of a button. MedLink DocManager is scalable to all levels of use from a single physician's office to a large hospital. It helps eliminate hours spent filing and retrieving, as well as the cost of copying, storing and shipping records. MedLink DocManager utilizes bar code technology to seamlessly attach the scanned documents to a patient's medical record.

MedLink Billing

MedLink Billing is a proprietary medical billing software solution for the medical community that works seamlessly with the practice management tools of the MedLink EHR with seamless transmission of data from one solution to the other.  MedLink Billing in conjunction with its partners Emdeon and I-Plexus allows for the physicians to electronically submit claims to payors and receive associated reports.

MedLink Billing is a complete claims management solution, which assists a physician in managing its patients' insurance and co-pay information while establishing a simple work flow for generating and submitting more accurate bills. This software enables the physician to reduce insurance company rejections and speed up the collection of the accounts receivable of the physician's practice.

In addition, MedLink Billing allows MedLink to offer to medical practices one solution to help manage their business. The application which runs locally, utilizes the HIPAA security measures afforded by the MedLink VPN, and is fully integrated with all other functions to prevent having to enter the same data multiple times.

MedLink TV

In March of 2007, the Company announced the launch of MedLink TV with its strategic partner Dynatek Media. Whereby MedLink TV will deploy 40” LCD screens in the waiting rooms of medical offices and clinics. MedLink TV will comprise one of the foremost out-of-home broadcast networks reaching a captive audience of consumers.

MedLink TV offers advertisers a unique channel and innovative approach to reaching consumers, in the waiting rooms of physician’s offices and outpatient clinics, while they wait for medical visits and procedures. The network balances informational and advertising content with dynamically delivered, informative, educational and entertaining programming with a focus on health issues and well-being.

MedLink TV provides advertisers and specifically pharmaceutical companies with a captive audience of consumers, who are focused on health issues during the time they spend waiting for medical appointments. According to studies by Arbitron, Nielsen, and other market research companies, digitally delivered alternative media has been shown to have substantially higher recall rate than that of traditional media, such as print, radio, television and static billboards.

Pharmaceutical Advertising

MedLink will be offering a Lite version of the MedLink EHR to participating Radiology centers.  The goal is for the physicians to utilize the MedLink EHR to receive radiology studies and become familiar and comfortable with the MedLink EHR and to eventually purchase a full version and other related services such as e-prescription and the MedLink DocManager.

The Lite version of the MedLink EHR will mirror the functionality of the full version but the physician will be locked out of key features until they become a paying subscriber.  While MedLink plans to convert many of the 40,000 physician offices into paying subscribers, full penetration is unrealistic.  For those Lite version users only, MedLink has partnered with DynaTek who specializes in supplying advertisement space to advertisement vendors such as pharmaceutical companies that aim to specifically target physician offices.

Recent Business Developments

The MedLink Remote PACS has been installed in just over 50 radiology centers in California, New York, New Jersey and Florida. MedLink is actively approaching other Radiology Centers in the U.S. and expects to have more than 200 radiology centers across the U.S. utilizing the MedLink EHR Lite version to deliver their radiology reports and images to their referring physician base. Currently the referring physician base that can utilize the MedLink EHR Lite version to access their reports and images is a little more than 42,000, representing nearly 10% of all U.S. based physicians. The Company is expanding its installation team to accommodate the requests for installations.

Due to the development in late December of 2006 of acquiring 53 radiology centers to utilize the MedLink Remote PACS to deliver their images to more than 42,000 physician clinics. MedLink had to delay the release of MedLink EHR 2.0 to develop enhancements to meet the new demands in addition to the Lite version. MedLink EHR Lite is currently being installed in clinics in New York and the MedLink EHR 3.0 is scheduled for full release by the end of May.

During the fiscal year ended December 31, 2006, MedLink focused its efforts and resources on additional development of the MedLink EHR, the hiring, training and deployment of a sales team, and development of the Remote PACS and acquiring additional partnerships to allow for the Company’s goal of the MedLink EHR Lite becoming the primary delivery method of radiology reports and images to physicians in the U.S.

The Company recently announced a co-marketing agreement with Eastman Kodak Company, one of the largest company’s in the Healthcare IT arena that has installations in almost 95% of all healthcare facilities in the U.S. Under the terms of the agreement MedLink and Kodak will jointly market each others products and services to their current and future customer base. MedLink and Kodak are jointly working on their first project together at Mt. Sinai, whereby MedLink and Kodak will backup Mt. Sinai’s radiology information and utilize the MedLink EHR Lite version to deploy their images and reports to their referring physician base.

MedLink will actively market the users of the MedLink EHR Lite version to upgrade to the full version or parts thereof. Such as billing, practice management, e-labs, and e-prescription. MedLink’s sales force will also actively market to these physicians the MedLink TV and plans to have 2,000 installations by the end of 2007. The Company projects that advertising revenue from the 2,000 screens will net the Company over $1 million a month and is shifting a lot of its attention to a more of an ad revenue approach in addition to sales of the MedLink EHR and related services. However, their can be no assurances that a significant number of advertisers will advertise on MedLink TV or a significant number of physicians will order the MedLink EHR and its related services.

The Market for MedLink Products and Services

MedLink believes that the market for its products and services consist of small and medium size medical practices that are looking to reduce their communication costs and increase employee efficiency, however the MedLink EHR is scalable for larger clinics but the company intends to focus on the aforementioned practices. MedLink believes that the best way to market to these doctors is by establishing a relationship with hospitals and radiology centers they are affiliated with, as it has done with Doshi Diagnostic, Signet Diagnostic, New Island Hospital, UCLA, Miracle Mile Medical Center, and other radiology centers.

Currently, to the extent that MedLink has engaged in any marketing activities, it has focused solely on small to medium sized practices on Long Island, NY who are affiliated with Doshi Diagnostic and New Island Hospital, Access Imaging, and UCLA. If sufficient revenue is available in the future, MedLink may seek to market its services to other hospitals and the doctors affiliated with them and expand its sales offices to New Jersey and Florida in late 2007.

The Healthcare and Healthcare IT Industry

The Bush administration has mandated that all physicians utilize electronic health records by 2014. There are currently over 600,000 physicians in the U.S. and only fifteen percent (15%) of them have employed electronic health records for their practice. This creates a tremendous opportunity and Medlink is addressing this $28 billion dollar market with its innovative, cost-effective technology that will be in major demand by medical professionals, a market which is expected to grow aggressively in years to come.

The Health Information Technology (HIT) marketplace remains strong. Domestically, the overall financial condition of hospitals remains solid, and there continues to be incentive for them to purchase health information technology to address safety, quality, and efficiency needs. With annual HIT spending in the United States of $1.9 trillion, or 16 percent of the gross domestic product, there is still broad bipartisan support of HIT, with several pieces of pending legislation containing provisions that encourage both hospitals and physician practices to adopt HIT. Globally, there continues to be a high level of interest in HIT at the country-wide and regional levels that is driven by similar safety, quality, and efficiency needs as those driving demand in the United States

In a report published by IDC’s Health Industry Insights, the research and advisory firm forecasts total information technology (IT) spending for the electronic health record (EHR) market in the United States to increase to $4.8 billion in 2015. The study reveals a compounded annual growth rate (CAGR) of 15.8% in the EHR market over the next ten years, with current spending in that market estimated at $1.1 billion in 2005.

Around the world, healthcare costs continue to rise as healthcare professionals work to uphold quality standards. The Centers for Medicare and Medicaid Services (CMS) has reported that, in the United States, healthcare represents 16 percent of the gross national product, which they project will reach 20 percent by 2015. In this climate, HIT is broadly seen as a way to curb these growing costs while improving the quality of care.

Policy Reforms

The federal government is currently using its position as the nation’s leading purchaser of healthcare products and services to promote HIT use. For example, CMS and the Office of the Inspector General (OIG) are allowing acute care organizations to help provide referring physicians with hardware, software, training and support necessary to implement e-prescribing or interoperable electronic medical record systems.

To increase the availability of healthcare pricing information, CMS posts information on what Medicare will pay for 30 common elective procedures and other hospital admissions. We believe this focus on transparency could incent healthcare organizations to use technology to improve safety and efficiency.

Private Sector Approaches

Healthcare costs are a significant issue for employers as well. According to the Journal of Occupational and Environmental Medicine, productivity losses related to personal and family health problems cost U.S. employers $1,685 per employee per year or about $226 billion annually. The cost of health insurance rose 7.7 percent in 2006, much higher than the overall rate of inflation (3.5 percent) or the increase in workers’ earnings (3.8 percent).
Faced with these costs, some large employers have become advocates of HIT. For example, Applied Materials, Inc., BP America, Inc., Cardinal Health, Inc., Intel Corporation, Pitney Bowes, Inc. and Wal-Mart Stores, Inc. founded an initiative in 2006 focused on creating personal health records for their employees. We believe this type of employer activism is a positive for the HIT industry as it supports wider-spread adoption of electronic medical records.

HIT Earns Broad Government Recognition

In 2006, HIT continued to receive recognition as a part of the solution to the problems facing the U.S. healthcare system. Its advocates include U.S. President George Bush, who cited its potential in yet another State of the Union address (Feb. 1, 2006). In the address, the President highlighted the fact that the first of 78 million baby boomers turn 60 in 2006, putting unprecedented strains on the federal government. Within the context of a national conversation on Medicare and Medicaid, meaningful action on HIT has become an important goal at the federal level. HIT is receiving bipartisan support, with numerous policymakers embracing it as a primary opportunity for improving the cost and quality of the nation’s healthcare delivery.

RAND Study Identifies Dramatic HIT-Enabled Cost Savings

One milestone event that supported the belief that HIT can improve the cost and quality of healthcare delivery came in the form of the results of a two-year study by RAND Corporation, a non-profit think tank. The study sought to examine HIT’s potential to save lives and dollars if widely embraced in the United States. The results, published in the leading academic journal Health Affairs (Sept. 2006), identified a possible $162 billion in annual savings related to increased efficiencies, reduced adverse drug events and improved health quality via prevention and disease management. The study, which additionally revealed the potential prevention of 2.2 million avoidable medical errors, also pointed to the elevated role the federal government must play in helping realize the potential savings identified.

Influencers Come Together in Pursuit of Interoperability Standards

Providing further validation on the concept of better connecting communities and geographies, 2005 saw increased visibility for the National Alliance for Healthcare Information Technology. Among other objectives, the Alliance took on the cause to promote the identification and adoption of national interoperability standards. The organization made great strides in securing widespread industry agreement on the definition for interoperability in healthcare, a crucial step to ensuring that hundreds of thousands of HIT systems will one day seamlessly exchange critical patient data. More than 37 organizations representing every sector of healthcare, including the Joint Commission on Accreditation of Healthcare Organizations, BlueCross Blue Shield Association, General Motors, Oracle, and the American Hospital Association, to name just a few, agreed that “In healthcare, interoperability is the ability of different information technology systems and software applications to communicate; to exchange data accurately, effectively and consistently; and to use the information that has been exchanged.”

Competition

The market for HIT solutions and services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company’s principal existing competitors include: Cerner Corporation, Eclipsys Corporation, Epic Systems Corporation, GE Healthcare Technologies, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions and services that compete with many of the Company’s software solutions and services. Other competitors focus on only a portion of the market that MedLink addresses. For example, competitors such as Allscripts Healthcare Solutions, Inc., Quality Systems, Inc. and Emdeon Corporation offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market. In addition, the Company expects that major software information systems companies, large information technology consulting service providers, system integrators, managed care companies and others specializing in the healthcare industry may offer competitive software solutions or services. The pace of change in the HIT market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. The Company believes that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible software solutions. Substantially all of the Company’s competitors have greater financial and personnel resources than the Company, which could adversely affect the Company’s ability to compete with these entities.

Customer Dependence

MedLink is in the early stages of its business development and is solely dependent on a few major customers, Doshi Diagnostic, Signet Diagnostic New Island Hospital, UCLA, and select radiology groups. MedLink believes that its future success will be dependent on it developing relationships with radiology centers for access to their doctors. Without these relationships, MedLink’s business is unlikely to succeed.

Intellectual Property

MedLink International, Inc. has trademarked the name MedLink VPN, MedLink EHR, and MedLink TV. Other than these trademarks, MedLink does not have any intellectual property.

Research & Development

MedLink in 2006 committed $109,353 towards research and development, the majority of which was spent on development of the MedLink EHR. The Company intends to increase its research and development activities in 2007 to continue enhancements on the MedLink EHR to keep up with the ever changing HIT market by opening an R&D and customer support center in Hyderabad, India which is expected to be fully operational by May.

Government Regulation

The only significant government regulation affecting MedLink’s business is HIPAA. HIPAA required the U.S. Department of Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. The goal of the standards adopted is to improve the efficiency and effectiveness of the nation's healthcare system by encouraging the widespread use of electronic data interchange in healthcare, while protecting that information with a secure environment. These standards have been promulgated and must be followed by persons and companies which transmit health data.

MedLink believes that its current products and services are HIPAA compliant and that its future products and services will be HIPAA compliant because it utilizes third-party solutions from SnapGear, which it believes to be fully secure and HIPAA compliant. However, MedLink has not received any independent conformation of such compliance. In the event that it is found not to be HIPAA complaint, we may be subject to lawsuits and regulatory liabilities and we would be unable to provide services in the medical community.

Employees

As of the date of this report, MedLink has 11 full time employees. Medlink believes that its relationship with its employees is good and none of its employees are represented by a union or party to a collective bargaining agreement.

K-Rad Konsulting, LLC

Krad Konsulting, LLC. (“Krad”) a wholly-owned subsidiary of the Company is a solution provider for Internet infrastructure. Krad offers Internet infrastructure consulting for businesses and the medical community using what it deems reliable sources of technical help for their networks and related systems. Krad offers three main services which are: (1) hourly technical aid; (2) retainer contracts for specific skills or systems; and (3) project consulting. To date, Krad has not realized any significant revenues as a majority of Krad efforts are ‘focused on the development and maintenance of the MedLink VPN, MedLink EHR and its suite of services. Although there can be no assurance, the Company’s management believes that while the majority of Krad’s focus has been on development, that upon the realization of an established client base for the MedLink EHR Krad’s revenues will increase significantly as Krad will be the technical support arm of MedLink. Krad expects to bill its clients on an hourly-basis for technical support at a rate of approximately $125/hour. Due to the extreme technical aspects of Health Information Technology, many of MedLink’s competitors realize more than 25% of their total revenue from technical support.

Potential Future Acquisitions by the Company

The Company may seek, investigate, and if warranted, acquire interests in companies in exchange for debt, equity, cash or a combination thereof. While the Company currently intends to search for businesses that have synergies with MedLink, the Company may not restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders.

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

In analyzing prospective business opportunities, management will consider such matters as synergies with the Company’s existing businesses, available Company technical, financial and managerial resources, working capital and other financial requirements, history of operations, if any, prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of the management, the need for further research, development or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, trade or service marks, name identification and other relevant factors.

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

Risk Factors

You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business.

Investment Considerations and Risk Factors

THE COMPANY HAS A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR CURRENT PROSPECTS

The Company was incorporated in July, 1977. The businesses the Company previously operated were liquidated in the late 1980s and early 1990s. The Company became a corporate shell in 1991 and remained a corporate shell through October 31, 2000. On October 31, 2000 the Company acquired KRAD. KRAD began doing business in February, 2000 and, to date, has had limited revenues. On January 1, 2002, the Company acquired MedLink, which also had had limited revenues to date. Other than the acquisitions of K-Rad and MedLink our activities have been very limited.

THE COMPANY MAY HAVE OUTSTANDING LIABILITIES ABOUT WHICH OUR PRESENT MANAGEMENT IS UNAWARE

Until 1991, the Company operated in several business lines through at least five different subsidiaries. The Company’s records are not complete with respect to all transactions between 1977 and 1991, and very few corporate records exist for the period 1992 through 1999. The Company understands that during the period 1992 - October, 2000, the Company was dormant and did not engage in any business activity. While the Company does not believe any material liabilities exist, it is possible such liabilities do exist. For example, there may be presently unknown obligations by the Company to pay monies, issue stock or perform specific actions under a contract. While the Company does not believe any such liabilities exist, the incomplete record of transactions makes assurance that none exist impossible.

THE HEALTHCARE IS HIGHLY REGULATED AND IS SUBJECT TO CHANGE AND THE COMPANY’S FAILURE TO COMPLY WITH NEW OR EXISTING REGULATIONS COULD ADVERSELY AFFECT ITS ABILITY TO OPERATE IN THEIR TARGETED INDUSTRY

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers’ ability to invest in capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) is having a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s software solutions and services.

Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for the Company’s software solutions and services. As the healthcare industry consolidates, the Company’s client base could be eroded, competition for clients could become more intense and the importance of acquiring each client becomes greater.

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

Healthcare Fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Healthcare providers who are clients of the Company are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantial funding, powers and remedies to pursue suspected fraud and abuse. The effect of this government regulation of the Company’s clients is difficult to predict. While the Company believes that it is in substantial compliance with any applicable laws, many of the regulations applicable to the Company’s clients and that may be applicable to the Company, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company’s clients to make changes in their operations or the way that they deal with the Company. If such laws and regulations are determined to be applicable to the Company and if the Company fails to comply with any applicable laws and regulations, it could be subject to sanctions or liability, including exclusion from government health programs and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as the Company’s clients, were required to comply with the privacy standards by April 2003, the transaction regulations by October 2003 and security regulations by April 2005.

The effect of HIPAA on the Company’s business is difficult to predict, and there can be no assurances that the Company will adequately address the business risks created by HIPAA and its implementation, or that the Company will be able to take advantage of any resulting business opportunities. Furthermore, the Company is unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect the Company’s business or the costs of compliance with HIPAA. Evolving HIPAA-related laws or regulations could restrict the ability of the Company’s clients to obtain, use or disseminate patient information. This could adversely affect demand for the Company’s solutions if they are not re-designed in a timely manner in order to meet the requirements of any new regulations that seek to protect the privacy and security of patient data or enable the Company’s clients to execute new or modified healthcare transactions. The Company may need to expend additional capital, research and development and other resources to modify its solutions to address these evolving data security and privacy issues.

MedLink is required to comply with HIPAA. While it has taken steps to do so, it has not sought independent verification of such compliance. If MedLink is found not to be in compliance with HIPAA, it may be subject to lawsuits from its clients, as well as regulatory liability which would materially adversely affect its operations and business.

If physicians and hospitals do not accept our products and services, or delay in deciding whether to purchase our products and services, our business, financial condition and results of operations will be adversely affected.

Our business model depends on our ability to sell our products and services. Acceptance of our products and services requires physicians and hospitals to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians and hospitals will integrate our products and services into their workflow or that participants in the healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians, hospitals and other healthcare industry participants or if we fail to position our services as a preferred method for information management and pharmaceutical healthcare delivery, our business, financial condition and results of operations will be adversely affected.

If we are unable to successfully integrate businesses we acquire, our ability to expand our product and service offerings and our customer base may be limited.

In order to expand our product and service offerings and grow our business by reaching new customers, we may continue to acquire businesses that we believe are complementary. The successful integration of acquired businesses is critical to our success. Such acquisitions, involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management’s attention from other business concerns, entry into markets in which we have little or no direct prior experience, the potential loss of the acquired company’s key employees and our inability to maintain the goodwill of the acquired businesses. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

The successful implementation of our acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate their operations and technology successfully with our own and maintain the goodwill of the acquired business. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we have. Competition for these acquisition targets could also result in increased prices of acquisition targets.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees we need to support our business.

Our ability to provide high-quality services to our clients depends in large part upon our employees’ experience and expertise. We must attract and retain highly qualified personnel with a deep understanding of the healthcare and healthcare information technology industries. We compete with a number of companies for experienced personnel and many of these companies, including clients and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to clients and competitors who may seek to recruit them and increases the costs of replacing them. If we fail to retain our employees, the quality of our services could diminish and this could have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations could be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Ray Vuono, our Chairman and Chief Executive Officer, are integral to the execution of our business strategy. If one or more of our key employees leaves our employment, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to retain such personnel. We do not maintain keyman insurance for any of our key employees.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, our business, financial condition and results of operations will be adversely affected.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and industry standards and introduce new products and services. We cannot assure you that we will be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our business, financial condition and results of operations.

If we cannot adapt to changing technologies, our products and services may become obsolete, and our business could suffer. Because the Internet and healthcare information markets are characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards, and, as a result, our business could suffer.

Our business depends in part on and will continue to depend in part on our ability to establish and maintain additional strategic relationships.

To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of healthcare and healthcare information technology industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to:

•	extend the reach of our products and services to a larger number of physicians and hospitals and to other participants in the healthcare industry;

•	develop and deploy new products and services;

•	further enhance the MedLink brand; and

•	generate additional revenue and cash flows.

Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors. We depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and results of operations may suffer.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer.

Complex software such as ours often contains undetected defects or errors. It is possible that such errors may be found after introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors might occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

•	harm to our reputation;

•	lost sales;

•	delays in commercial release;

•	product liability claims;

•	delays in or loss of market acceptance of our solutions;

•	license terminations or renegotiations; and

•	unexpected expenses and diversion of resources to remedy errors.

Furthermore, our customers might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts; impact our reputation and cause significant customer relations problems.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth could have a significant negative impact on our business, financial condition and results of operations because we may incur unexpected expenses and be unable to meet our customers’ requirements.

The market for our products and services is fragmented, intensely competitive and is characterized by rapidly evolving industry standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

•	breadth and depth of services;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry expertise and experience.

There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, financial condition and results of operations.

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.

We could be subject to intellectual property infringement claims as the number of our competitors grows and our applications’ functionality overlaps with competitive products. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

Factors beyond our control could cause interruptions in our operations, which would adversely affect our reputation in the marketplace and our business, financial condition and results of operations.

To succeed, we must be able to operate our systems without interruption. Certain of our communications and information services are provided through our third-party service providers. Our operations are vulnerable to interruption by damage from a variety of sources, many of which are not within our control, including without limitation: (1) power loss and telecommunications failures; (2) software and hardware errors, failures or crashes; (3) computer viruses and similar disruptive problems; and (4) fire, flood and other natural disasters.

Any significant interruptions in our services would damage our reputation in the marketplace and have a negative impact on our business, financial condition and results of operations.

We may be liable for use of data we provide.

We provide data for use by healthcare providers in treating patients. Third-party contractors provide us with most of this data. If this data is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

If our security is breached, we could be subject to liability, and customers could be deterred from using our services.

The difficulty of securely transmitting confidential information over the Internet has been a significant barrier to engaging in sensitive communications over the Internet. Our business relies on using the Internet to transmit confidential information. We believe that any well-publicized compromise of Internet security may deter people from using the Internet for these purposes and from using our system to conduct transactions that involve transmitting confidential healthcare information.

It is also possible that third parties could penetrate our network security or otherwise misappropriate patient information and other data. If this happens, our operations could be interrupted, and we could be subject to liability and regulatory action. We may need to devote significant financial and other resources to protect against security breaches or to alleviate problems caused by breaches. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information like patient records or credit information.

Our failure to license and integrate third-party technologies could harm our business.

We depend upon licenses for some of the technology used in our solutions from third-party vendors, and intend to continue licensing technologies from third parties. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, we might not be able to modify or adapt our own solutions.

If we do not maintain and expand our business with our existing customers, our business, financial condition and results of operations could be adversely affected.

Our business model depends on the success of our efforts to sell additional products and services to our existing customers. In addition, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current customers could choose not to purchase these new offerings. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or even decrease.

Risks Related to Our Industry

We are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could shut down our operations or otherwise adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability on a theory that we had assisted our customers in a violation of healthcare laws or regulations. Because our business relationships with physicians are unique, and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

Specific risks include, but are not limited to, risks relating to:

•
Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the Transaction Standards); the “Security Standards” (the Security Standards); and the “Standards for Privacy of Individually Identifiable Health Information” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security for healthcare information. The Privacy Standards grant a number of rights to individuals as to their identifiable confidential medical information (called Protected Health Information) and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as “health care providers, health care payers, and health care clearinghouses.” Generally, the HIPAA standards directly affect Covered Entities. We have reviewed our activities and believe that we are a Covered Entity to the extent that we maintain a “group health plan” for the benefit of our employees. Such a plan, even if not a separate legal entity from us as its sponsor, is included in the HIPAA definition of Covered Entities. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA. We do not believe that we are a Covered Entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad and we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse; the consequences would not be adverse to our business, financial condition and results of operations. In addition, the Privacy and Security Standards affect third parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates.” Covered Entities must have a written “Business Associate Agreement” with such third parties, containing specified written satisfactory assurances, consistent with the Privacy and Security standards, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations to support the Covered Entity’s own HIPAA compliance. Most of our customers are Covered Entities, and we function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements if we do not comply with our Business Associate obligations. In addition, the federal agencies with enforcement authority have taken the position that a Covered Entity can be subject to HIPAA civil penalties and sanctions for a breach of a Business Associate Agreement. The penalties for a violation of HIPAA by a Covered Entity are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities will be required to adopt a unique standard National Provider Identifier (NPI) for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities, with the exception of small health plans (as that term is defined by the Privacy Standards), were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which are May 23, 2007 for all but small health plans and one year later for small health plans. We have policies and procedures that we believe assure compliance with all federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by our customers in compliance with the Transaction Standards and Security Standards and are, or will be, capable of being used by our customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to liability, fines and lawsuits, termination of our customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the full future impact of HIPAA on our business and operations. In the event that the HIPAA standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at both the state and federal level. Such legislation may require holders of such information to implement additional security, reporting or other measures that may require substantial expenditures and may impose liability for a failure to comply with such requirements. In many cases, such proposed state legislation includes provisions that are not preempted by HIPAA. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

•
Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription

Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA standards discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. For example, regulatory authorities such as the U.S. Department of Health and Human Services’ Center for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EHR technologies. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

•
Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the donation of such technology. As a company that provides EHR systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our customers’ compliance with these laws. Because this is a topic of increasing state and federal regulation, we must continue to monitor legislative and regulatory developments that might affect our business practices as they relate to EHR systems. We cannot predict the content or effect of possible future regulation on our business practices.

Increased government involvement in healthcare could adversely affect our business.

U.S. healthcare system reform under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and other initiatives at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Our customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to EHR’s, providing customers with incentives to adopt EHR solutions or developing a low-cost government sponsored EHR solution, such as VistA-Office EHR. Additionally, new safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape, as such new safe harbors and exceptions allow hospitals and certain other donors to donate certain items and services used in electronic prescription systems and electronic health records systems. These new safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our clinical solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute EHR solutions, whose hospital customers may seek to donate their existing acute EHR solutions to physicians for use in ambulatory settings.

If the electronic healthcare information market fails to develop as quickly as expected, our business, financial condition and results of operations will be adversely affected.

The electronic healthcare information market is in the early stages of development and is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot assure you that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business, financial condition and results of operations will be adversely affected.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses

WE HAVE LIMITED RESOURCES AND LIMITED REVENUES

We have limited resources. At the present time, our only source of revenue is MedLink, which has not generated any significant revenues. In addition, there can be no assurance that we will obtain significant revenues through the acquisition of other companies or that the Company will be able to operate on a profitable basis.

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

Our independent auditor prepared a report for the Company’s financial statements for the year ended December 31, 2006. The report states we might not be able to continue as a going concern. A “going-concern” opinion indicates that the financial statements are prepared assuming the business will continue as a going-concern, but there can be no guarantee that it will continue as a going concern.

If we are unable to curb our losses and achieve profitability we have substantial doubts about our ability to continue as a going concern unless we can raise additional capital, all of which there can be no assurance.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS PLAN

The Company has had limited revenues to date. The Company will be entirely dependent on its limited financial resources to seek additional acquisitions and run and grow the businesses of MedLink. For this reason, the acquisitions of KRAD and MedLink were paid in common stock. There can be no assurance that other potential acquisition candidates will not require payment in cash. The Company cannot, therefore, ascertain, with any certainty, what will be the precise capital requirements for successful execution of its business plan. If the Company’s limited resources prove insufficient to implement our plan, due, for example, to the size of the acquisition, the Company may have to seek additional financing. Even if the Company is successful in completing an acquisition, it may require additional financing for operations or our business growth.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY

There can be no assurance additional financing will be available on acceptable terms. It may not be available at all. Additional financing is likely to be necessary and if unavailable when needed, the Company may have to abandon certain of its plans. Any failure to secure necessary, additional financing would have a material adverse effect on continued development and/or growth of the Company’s businesses.

There are no current limitations on the Company’s ability to borrow funds to increase the Company’s capital to assist MedLink or to effect acquisition(s). However, the Company’s limited resources and lack of operating history will make it difficult to borrow funds. The amount and nature of the Company’s borrowings will depend on, among other things, the Company’s capital requirements, and perceived ability to meet debt service on borrowings and prevailing financial market and economic conditions. There can be no assurance that debt financing, if sought, would be available on commercially acceptable terms, given the best interests of the Company’s business. An inability to borrow funds to acquire companies or to generate funds for the Company’s businesses could have a material, adverse effect on the Company’s financial condition and future prospects. Even if debt financing is ultimately available, borrowings may subject the Company to risks associated with indebtedness. These risks would include, among other things, interest rate fluctuations and insufficiency of cash flow to pay principal and interest. If these risks were realized, they could lead to a default. Moreover, if a company the Company acquires already has borrowings, we might become liable for them.

THE COMPANY EXPECTS THAT ITS ACCOUNTING FOR STOCK OPTIONS AND SHARE-BASED PAYMENTS TO EMPLOYEES WILL HAVE A MATERIAL ADVERSE AFFECT UPON ITS OPERATING RESULTS

The Company expects that accounting for employee stock options using the fair value method will have a material impact on its consolidated results of operations and earnings per share. The FASB has issued SFAS 123R, which will require the Company to recognize, in its financial statements, all share-based payments to its employees, including grants of employee stock options, based on their fair values beginning with the first quarter of 2007. The Company expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company cannot predict what effect the increase in its net loss or reduction in its net income, if any, may have on the market prices of the Company’s securities.

THE COMPANY CURRENTLY DEPENDS UPON A LIMITED NUMBER OF EMPLOYEES

The Company’s ability to successfully complete an acquisition depends on the efforts of the Company’s three Directors and three Officers. Three of the Company’s Directors also serves as, Officers. The Company has not obtained “key man” life insurance on any Officers or Directors. If the Company were to lose the services of any Officer or Director, this could have a material, adverse effect on our ability to achieve the Company’s business objectives.

One of the Company’s Officers, who also serves as a Director, Konrad Kim, is also President of KRAD. Therefore, he has conflicts of interest in allocating management time between the Company and KRAD. We will rely on Mr. Kim's and our other Officers’ expertise.

SINCE THE COMPANY PROVIDES SOFTWARE SOLUTIONS TO HEALTHCARE PROVIDERS, THE COMPANY MAY BE SUBJECT TO LIABILITIES FOR ITS PRODUCT MALFUNCTIONS OR SYSTEM ERRORS

Many of the Company’s software solutions provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its software solutions, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

The Company’s systems are very complex. As with complex systems offered by others, the Company’s systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its software solutions after their introduction. The Company’s systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company software solutions have a greater sensitivity to system errors than the market for software products generally. Failure of a client’s system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract and obtain a refund and/or damages, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company’s contracts with its clients generally limit the Company’s liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances.

A successful claim brought against the Company, which claim is uninsured or under-insured, could materially harm the Company’s business, results of operations or financial condition.

THE COMPANY IS DEPENDENT ON THIRD-PARTY SUPPLIERS AND ANY INTERUPTION IN SUCH SERVICES COULD HARM THE COMPANY’S ABILITY TO CONDUCT ITS BUSINESS

The Company licenses or purchases intellectual property and technology (such as software, hardware and content) from third parties, and incorporates it into or sells it in conjunction with the Company’s software solutions and services, some of which intellectual property or technology is critical to the operation of the Company’s solutions. If any of the third party suppliers were to change product offerings, increase prices or terminate the Company’s licenses or supply contracts, the Company might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of the Company’s solutions. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by the Company’s existing suppliers. If the cost of licensing, purchasing or maintaining these third party intellectual property or technology solutions significantly increases, the Company’s gross margin levels could significantly decrease. In addition, interruption in functionality of the Company’s solutions could adversely affect future sales of licenses and services.

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

Certain of the Company’s competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer software solutions that it does not offer. The Company’s principal existing competitors include: Cerner Corporation, Allscripts Healthcare Solutions, Inc., Eclipsys Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems, Siemens Medical Solutions Health Services Corporation and WebMD, each of which offers a suite of software solutions that compete with many of the Company’s software solutions and services. There are other competitors that offer a more limited number of competing software solutions.

In addition, the Company expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive software/solutions or services. The pace of change in the healthcare information systems market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. As a result, the Company’s success will depend upon its ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements and achieve market acceptance.

In addition, the Company could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of its software solutions and services expands. These claims, even if not meritorious, could be expensive to defend. If the Company becomes liable to third parties for infringing their intellectual property rights, it could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the software solutions that contain the infringing intellectual property, which could have a material adverse effect on the Company’s financial condition and operations.

ANY ACQUISITIONS THE COMPANY MAKES COULD RESULT IN DILUTION TO EXISTING STOCKHOLDERS AND COULD BE DIFFICULT TO INTEGRATE WHICH COULD CAUSE DIFFICULTIES IN MANAGING THE COMPANY’S BUSINESS, RESULTING IN A DECREASE TO THE VALUE OF THE COMPANY’S STOCKHOLDERS INVESTMENT

        The Company believes that it will need to make strategic acquisitions of other businesses in order to achieve growth and profitability. Evaluating acquisition targets is difficult and acquiring other businesses involves risk. The consummation of the acquisition of other businesses would subject the Company to a number of risks, including the following:

•	difficulty in integrating the acquired operations and retaining acquired personnel;

•	limitations on the Company’s ability to retain acquired sales and distribution channels and customers;

•	diversion of management's attention and disruption of the Company’s ongoing business; and

•	limitations on the Company’s ability to incorporate acquired technology and rights into its product offerings and maintain uniform standards, controls, procedures and policies.

Furthermore, the Company may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities would be dilutive to the Company’s then existing stockholders.

ONE STOCKHOLDER AND OUR AFFILIATES CURRENTLY OWN A MAJORITY OF THE COMPANY’S COMMON STOCK

Mr. Ray Vuono, the Company’s CEO owns approximately 29.42% of the Company’s outstanding common stock, and, our affiliates, including Mr. Vuono, beneficially own, including shares issuable upon exercise of outstanding options, a total of approximately 76% of our outstanding common stock. They therefore, together, have the ability to control the outcome of all matters submitted to the stockholders for approval. This includes not only election of Directors, but also the decision whether to attempt to effect a merger or acquisition.

THE COMPANY DOES NOT EXPECT TO PAY CASH DIVIDENDS

The Company does not expect to pay dividends on the common stock. Payment of dividends, if any, will depend on the Company’s revenues and earnings. It will also depend on capital requirements and the Company’s general financial condition. Payment of dividends, if any, will be within the Board of Directors' discretion. The Company presently intends to retain all earnings, if any, for use in its business operations. Accordingly, the Company’s Board does not anticipate declaring dividends in the foreseeable future.

THE COMPANY’S STOCK PRICE MAY BE VOLATILE

The trading price of the Company’s common stock may be volatile. The market for the Company’s common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about the Company’s performance or software solutions, changes in expectations of future financial performance, governmental regulatory action, healthcare reform measures, client relationship developments, changes occurring in the securities markets in general and other factors, many of which are beyond the Company’s control.

Furthermore, the stock market in general, and the market for software and healthcare and information technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company’s common stock, regardless of actual operating performance.

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION: AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING AN ACQUISITION OR OTHER TRANSACTION IN WHICH THE COMPANY ISSUES STOCK

The Company’s certificate of incorporation authorizes the issuance of 200,000,000 shares of Common Stock. The Company may issue a substantial number of shares in connection with or following acquisition transactions.

If the Company issues a substantial number of shares of common stock in connection with, or following, an acquisition, a change in control may occur. This could affect, among other things, the Company’s ability to utilize net operating loss carry forwards, if any. The issuance of a substantial number of shares of common stock may adversely affect the prevailing market price, if any, for the common stock. It could also impair the Company’s ability to raise additional capital through the sale of equity securities.

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

THE COMPANY IS AUTHORIZED TO ISSUE FIVE MILLION SHARES OF AN "UNDESIGNATED" CLASS OF PREFERRED STOCK

The Company’s certificate of incorporation authorizes it to issue of 5,000,000 shares of an undesignated class of stock. With respect to these shares, the Company’s Board of Directors may make designations and define various powers, preferences, rights, qualifications, limitations and restrictions, consistent with Minnesota law. The Board of Directors is empowered, without stockholder approval, to issue this stock with rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the undesignated stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.

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

            The SEC has not in the past reviewed our annual or quarterly financial statements. In the event that the SEC determines to review our financial statements the SEC Staff may determine that information contained therein must be modified, removed or amended, in whole or in part, including but not limited to, certain accounting issues and treatments, which could result in the restatement and/or adjustment of our financial statements for the years ended December 31, 2006 and December 31, 2005.  In the event we are required to make any such modifications, removals or amendments, including but not limited to, accounting adjustments, reclassifications and/or write-downs of a material amount of our assets, our results of operations for the restated periods could be materially adversely affected and our financial condition could be adversely affected.

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

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors”. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and the price at which such investors can sell any of such shares.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
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

Headquarters

We lease our corporate headquarters offices in Islandia, New York, which consists of approximately 3,700 square feet of space, under a lease that expires in July 2011.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the Calendar year of 2006 there was no submission of matter to a vote by the Company’s shareholders

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common equity is quoted in the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol MLKNA.OB. The high and low sales prices of the Company's common stock for each quarter within the last two fiscal years are set forth below. On August 15, 2001, the Company’s common stock was authorized for quotation on the over-the-counter Bulletin Board after being delisted in 2000. At most times during the last two fiscal years, trades in the Company’s common stock were sporadic and therefore, published prices may not represent a liquid and active trading market which would be indicative of any meaningful market value. All prices have been adjusted to reflect the Company’s one-for-five reverse split of its common stock affected in October 2005.

	High	Low
1st Quarter 2005	$1.70	$0.70

2nd Quarter 2005	$1.68	$0.50

3rd Quarter 2005	$1.64	$0.75

4th Quarter 2005	$1.40	$0.52

1st Quarter 2006	$0.98	$0.17

2nd Quarter 2006	$1.01	$0.21

3rd Quarter 2006	$0.80	$0.21

4th Quarter 2006	$0.95	$0.21

1st Quarter 2007	$0.97	$0.27

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the above quotations is Yahoo Finance.

The Company also has a secondary listing for its class A common shares on the Berlin-Bremen stock exchange and trades under the symbol WM6A, and has a trading platform for its Class B common shares that trades under the symbol WM6B on the Frankfurt Stock Exchange, Xetra and Berlin Bremen Stock Exchanges.

As of April 14, 2006 there were 1013 holders of record of our Class A commons stock in addition to those who hold shares in street name.

As of April 14, 2006 there were 1 holders of record of our Class B common stock.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)		(b)	(c)
Equity compensation plans approved by security holders			$0.136	5,000,000	(4)
Equity compensation plans not approved by security holders (1)	720,000	(2)	$0.17	720,000 11,599,774	(2) (3)
Total	720,000			17,319,774

The share numbers below have been adjusted to reflect the Company’s 1 for 5 reverse split in October 2005.

(1)  On January 1, 2004, the Company entered into an employment agreement with Mr. Vuono for him to serve as the Company’s Chief Executive Officer. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Vuono is to receive 200,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 200,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Vuono is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

On January 1, 2004, the Company entered into an employment agreement with Mr. Rose for him to serve as the Company’s Vice President and Controller. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Rose is to receive 100,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Rose is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

On January 1, 2004, the Company entered into an employment agreement with Mr. Kim for him to serve as the Company’s Chief Technical Officer. The term of the agreement is for three years and it provides for no cash compensation. Pursuant to the agreement, Mr. Kim is to receive 20,000 shares of Company common stock on the first business day of each year of the term of the agreement and an option to purchase 20,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on that date. The options are to have a three-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Kim is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company. On January 1, 2005, the Company contingent to Mr. Patel’s resignation increased Mr. Kim’s contract by 80,000 shares in compensation and 80,000 options on the same terms as above in consideration for his acceptance of Mr. Patel’s responsibilities with the Company.

On January 1, 2006, the Company entered into an employment agreement with Mr. Vuono for him to serve as the Company’s Chief Executive Officer. The term of the agreement is for five years and it provides for a salary of $130,000 in cash compensation. Mr Vuono has agreed to accept shares in lieu of his salary which amounted to 955,833 shares in 2006. In January of 2007, the board of Directors approved a 20% raise in Mr. Vuono’s salary to $156,000 which Mr. Vuono has the option to take in stock compensation lieu of cash. Pursuant to the employment agreement Mr. Vuono is to receive 480,000 options of the Company’s common stock on the first business day of the year at an exercise price equal to the fair market value of the Company’s common stock on that date. The options are to have a ten-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Vuono is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

On January 1, 2006, the Company entered into an employment agreement with Mr. Rose for him to serve as the Company’s Chief Financial Officer. The term of the agreement is for five years and it provides for a salary of $110,000 in cash compensation. Mr. Rose has agreed to accept shares in lieu of his salary which amounted to 808,824 shares in 2006. In January of 2007, the board of Directors approved a 20% raise in Mr. Rose’s salary to $132,000 which Mr. Rose has the option to take in stock compensation lieu of cash. Pursuant to the employment agreement Mr. Rose is to receive 400,000 options of the Company’s common stock on the first business day of the year at an exercise price equal to the fair market value of the Company’s common stock on that date. The options are to have a ten-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Rose is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

On January 1, 2006, the Company entered into an employment agreement with Mr. Kim for him to serve as the Company’s Chief Technology Officer. The term of the agreement is for five years and it provides for a salary of $32,000 in cash compensation. Mr. Kim has agreed to accept shares in lieu of his salary which amounted to 235,294 shares in 2006. In January of 2007, the board of Directors approved a 20% raise in Mr. Kim’s salary to $38,400 which Mr. Kim has the option to take in stock compensation lieu of cash. Pursuant to the employment agreement Mr. Kim is to receive 120,000 options of the Company’s common stock on the first business day of the year at an exercise price equal to the fair market value of the Company’s common stock on that date. The options are to have a ten-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Kim is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

(2) Consists of the following number of options held by the following persons which were received pursuant to the agreements set forth above:

Jameson Rose	1,000,000
Ray Vuono	1,360,000

Dr. Michael Carvo	0
Konrad Kim	360,000

2,720,000

(3)  Consists of the following number of shares of common stock which can be issued to the following persons in 2006, 2007, 2008, 2009 and 2010 pursuant to their employment agreements dated January 1, 2006:

	Salary	Salary	Salary	Salary	Salary
	2006	2007	2008	2009	2010
Ray Vuono	955,883	1,147,000	1,147,000	1,147,000	1,147,000
James Rose	808,824	970,589	970,589	970,589	970,589
Konrad Kim	235,295	282,354,	282,354	282,354	282,354
Totals	2,000,002	2,399,943	2,399,943	2,399,943	2,399,943

(4) Consists of the following number of shares of common stock options which can be exercised by the following persons in 2006, 2007, 2008, 2009 and 2010 pursuant to their employment agreements dated January 1, 2006 and 2005 Stock Option Plan:

	Options	Options	Options	Options	Options
	2006	2007	2008	2009	2010
Ray Vuono	480,000	480,000	480,000	480,000	480,000
James Rose	400,000	400,000	400,000	400,000	400,000
Konrad Kim	120,000	120,000	120,000	120,000	120,000
Totals	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

Recent sales of unregistered securities

In January 1, 2006, the Company entered into new employment agreements with Ray Vuono, James Rose, and Konrad Kim. The individuals will serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept approximately 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. In addition the employees will receive an option to purchase each year 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock on the date granted to the employee ($.17). The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee if terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the vent of a charge in control of the Company.

In 2006, the Company entered into various subscription agreements with Jerry Bermensolo for private placements in the amount of $570,000 to purchase 2,904,323 shares of the Company’s stock for an average purchase price per share of $.196 a share.

In 2006, the Company issued 580,000 shares of the Company’s stock in exchange for consulting services and marketing services to various consultants. The shares were valued at the closing stock price of the Company’s common shares on the dates of the agreements.

In October 2006, the Company issued 1,640,000 shares of the Company’s class B Stock in exchange for consulting services, relating to assisting the Company in investment banking, investor relations, business development and aligning strategic alliances for the purposes of introducing the MedLink EHR to the European market. These shares were valued at $.177. In addition, in 2006 this consultant exercised 610,000 shares of the Company’s class B options at a price of $.177.

Item 6.  Management's Discussion and Analysis or Plan of Operation

BUSINESS OVERVIEW

Introduction:

MedLink International, Inc. (“MedLink” or the “Company”) is headquartered in Islandia, New York. The Company is in the business of selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. MedLink offer its services as stand-alone, combined or enterprise-wide systems. The Company’s flagship product the MedLink EHR® software enables physicians to utilize one solution to handle all of their practice management needs from scheduling, to practice management, to medical billing in an all in one user friendly application.

The majority of MedLink’s business operations are carried out by its wholly-owned subsidiaries, MedLink VPN, Inc. and its flagship products The MedLink VPN and MedLink. The MedLink VPN incorporates several third party applications, including Kodak, Emdeon I-Plexus, Thomson, LibertyNet and Snap Gear The Company also provides MedLink TV, medical billing, messaging, video teleconferencing, advertising services, and document management services to the health care community.

The MedLink Vision:

The goal of MedLink International is to create the largest hub for Personal Health Records in the United States. MedLink plans to achieve this by meeting its stated mission statement below.

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

MedLink VPN:

The MedLink Virtual Private Network allows subscribing doctors to securely communicate with other physicians and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other Personal Health Information (PHI). The MedLink VPN provides data security compliant with Title II, Part C of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and a system for secure delivery of radiological images, allowing for the delivery of radiological images without film. MedLink proprietary PACS viewer also allows for manipulation of radiological images. The MedLink VPN offers the highest level of security available in the Health Information Technology (“HIT”) industry. Utilizing the MedLink VPN, different networks in different locations can be tied into a single private network. Software applications can be centralized and made available to certain users and not others depending on your security protocols. Essentially, the MedLink VPN allows the user to customize public and private areas within your organization. The MedLink VPN also incorporates streaming video technology, allowing for remote viewing of procedures or delivery of continuing education or training materials by a hospital to its doctors and staff, and communications software allowing for secure messaging among hospital personnel.

MedLink EHR

Utilized in conjunction with the security platforms of the MedLink VPN, the MedLink EHR (Electronic Health Record) provides patient-centric data, which means that information on the system is tied to each specific patient and the patient’s primary care physician.

The primary care doctor utilizes MedLink EHR to gather and update the data on his or her patients. Each time that MedLink EHR is accessed through the secure MedLink VPN it synchronizes with a master database that is tied into all affiliates of the primary care doctor and then updates the data on the primary care's doctor’s local database. According to physicians, this process will save a tremendous amount of time and enable access to data that previously could have taken up to several weeks to collect. The MedLink EHR does this all in a matter of minutes.

The MedLink EHR is used as a practice management system, it provides for the consolidation by physicians of data among the disparate networks, whereby it goes out like a powerful search engine within a physician’s own private network and collects and organizes the data into an application that provides for all physician’s records to be stored on their local database while keeping connected to all the networks a physician’s practice is affiliated with.

The MedLink EHR gives the primary care physician control over patient records. MedLink EHR enables the primary provider to easily manage the process of creating, maintaining and adding to patient Electronic Health Records.

This process is unique to the MedLink EHR and is made possible by the MedLink VPN. Once a physician's affiliates are connected to the MedLink VPN, an affiliate network group is created and interfaced with the MedLink EHR. This allows data from those networks to be pulled into one application. For example, a physician may utilize a specific practice management application and the physician's affiliates may utilize different practice management applications, the MedLink EHR consolidates all of that data onto one format that is accessed via MedLink’s VPN which currently exceeds HIPAA standards.

MedLink EHR Lite

The MedLink EHR Lite works in conjunction with the MedLink EHR for referring physicians to view radiology reports and images from a connected Radiology center. The referring physicians will utilize the MedLink EHR Lite to view current and past reports on their patients enabling them to generate a more accurate electronic health record of their patients. The seamless integration into a patient's electronic health record is unique to MedLink and MedLink hopes to make the process the standard moving forward for the delivery of reports and images from radiology centers.  The MedLink EHR Lite will help to speed the diagnostic process and significantly reduce patient wait times.

MedLink utilizes a Lite version of the MedLink EHR, which includes the following features to referring physicians of radiology centers affiliated with MedLink. The free features include: scheduler, patient demographics, messaging center and radiology reports and associated images. With less than 15% of american physicians utilizing EHR technology, the MedLink EHR Lite version alleviates a lot of the data entry associated with implementing an EHR system whereby patient demographics are automatically derived from the radiology centers information system.

The MedLink EHR Lite version, which is provided free to eligible physicians, currently over 42,000, will display pharmaceutical and other relevant advertising on the log-in and home page of the application. This offers advertisers a unique opportunity to reach a specific demographic for their advertising content directly on the physician’s desktop, as well as an additional revenue stream for the Company.

MedLink will offer its full suite of MedLink EHR products, such as the MedLink DocManager, MedLink Billing, E-Labs, E-Prescription and other related services that start at $299/month per practice to the MedLink EHR Lite users.

MedLink TV

In March of 2007, the Company announced the launch of MedLink TV with its strategic partner Dynatek Media. Whereby MedLink TV will deploy 40” LCD screens in the waiting rooms of medical offices and clinics. MedLink TV will comprise one of the foremost out-of-home broadcast networks reaching a captive audience of consumers.

MedLink TV offers advertisers a unique channel and innovative approach to reaching consumers, in the waiting rooms of physician’s offices and outpatient clinics, while they wait for medical visits and procedures. The network balances informational and advertising content with dynamically delivered, informative, educational and entertaining programming with a focus on health issues and well-being.

MedLink TV provides advertisers and specifically pharmaceutical companies with a captive audience of consumers, who are focused on health issues during the time they spend waiting for medical appointments. According to studies by Arbitron, Nielsen, and other market research companies, digitally delivered alternative media has been shown to have substantially higher recall rate than that of traditional media, such as print, radio, television and static billboards.

Pharmaceutical Advertising

MedLink will be offering a Lite version of the MedLink EHR to participating Radiology centers.  The goal is for the physicians to utilize the MedLink EHR to receive radiology studies and become familiar and comfortable with the MedLink EHR and to eventually purchase a full version and other related services such as e-prescription and the MedLink DocManager.

The Lite version of the MedLink EHR will mirror the functionality of the full version but the physician will be locked out of key features until they become a paying subscriber.  While MedLink plans to convert many of the 40,000 physician offices into paying subscribers, full penetration is unrealistic.  For those Lite version users only, MedLink has partnered with DynaTek who specializes in supplying advertisement space to advertisement vendors such as pharmaceutical companies that aim to specifically target physician offices.

Status of Operations

The MedLink Remote PACS has been installed in just over 50 radiology centers in California, New York, New Jersey and Florida. MedLink is actively approaching other Radiology Centers in the U.S. and expects to have more than 200 radiology centers across the U.S. utilizing the MedLink EHR Lite version to deliver their radiology reports and images to their referring physician base. Currently the referring physician base that can utilize the MedLink EHR Lite version to access their reports and images is a little more than 42,000, representing nearly 10% of all U.S. based physicians. The Company is expanding its installation team to accommodate the requests for installations.

Due to the development in late December of 2006 of acquiring 53 radiology centers to utilize the MedLink Remote PACS to deliver their images to more than 42,000 physician clinics. MedLink had to delay the release of MedLink EHR 2.0 to develop enhancements to meet the new demands in addition to the Lite version. MedLink EHR Lite is currently being installed in clinics in New York and the MedLink EHR 3.0 is scheduled for full release by the end of May.

During the fiscal year ended December 31, 2006, MedLink focused its efforts and resources on additional development of the MedLink EHR, the hiring, training and deployment of a sales team, and development of the Remote PACS and acquiring additional partnerships to allow for the Company’s goal of the MedLink EHR Lite becoming the primary delivery method of radiology reports and images to physicians in the U.S.

The Company recently announced a co-marketing agreement with Eastman Kodak Company, one of the largest company’s in the Healthcare IT arena that has installations in almost 95% of all healthcare facilities in the U.S. Under the terms of the agreement MedLink and Kodak will jointly market each others products and services to their current and future customer base. MedLink and Kodak are jointly working on their first project together at Mt. Sinai, whereby MedLink and Kodak will backup Mt. Sinai’s radiology information and utilize the MedLink EHR Lite version to deploy their images and reports to their referring physician base.

MedLink will actively market the users of the MedLink EHR Lite version to upgrade to the full version or parts thereof. Such as billing, practice management, e-labs, and e-prescription. MedLink’s sales force will also actively market to these physicians the MedLink TV and plans to have 2,000 installation by the end of 2007. The Company projects that advertising revenue from the 2,000 screens will net the Company over $1 million a month and is shifting a lot of its attention to a more of an ad revenue approach in addition to sales of the MedLink EHR and related services. However, their can be no assurances that a significant number of advertisers will advertise on MedLink TV or a significant number of physicians will order the MedLink EHR and its related services.

PLAN OF OPERATION

The ambulatory EHR market has evolved into three tiers based on number of providers -- small (under 5), medium (5 to 20) and large (over 20). MedLink's strategy is to concentrate on the small to medium size practices, and provide them with, as our marketing material says, a Simple, Secure, Affordable solution. We anticipate the majority of those sales to be generated by our sales force meeting directly with physicians and office managers and presenting our solutions.

Direct sales of the MedLink EHR will come from salespeople going directly into the physician's offices and presenting our products and services. Salespeople will be trained in "solution selling", which will focus on:

•	Fully understand each physician's critical business issues

•	Identify the real influencers in the decision process

•	Identify physician's "drivers" and "hot buttons"

•	Effectively demonstrate our software

•	Finalize sale

Salespeople will be given territories of between 300 and 500 practices, with the expectation that they will penetrate 10-15% annually in the first 3 years. The expected sales process consists of the following stages:

•	Initial contact / Needs Assessment

•	Proposal / Demo

•	Contract

The average sales cycle for physicians making this type of purchase is between 30 and 90 days, depending on number of appointments necessary and physician availability.

In addition to the frontline sales people, the direct sales channel will be supported with implementation specialists and trainers.

Leads will be generated from a variety of sources, including:

Physician databases

Strategic partnerships: MedLink's plan of integration with Hospitals, Imaging Centers, laboratories, etc......offers many exciting opportunities for cross marketing. The best example of this is our relationship with Doshi Diagnostic. Doshi has a sales force of over 100 people, whose main responsibility is managing existing relationships with physicians. One of the main reasons for the integration is Doshi's belief that by using MedLink's tools, their physicians become better and more loyal customers for their service. MedLink will be training this motivated sales force, to uncover opportunities within their account base.

Direct Mail: Many of our partnerships also provide opportunities for direct mail campaigns. One illustration would be our partnership with Emdeon, one of the most respected names in healthcare today. They have offered to send a direct mail piece, highlighting MedLink's ePrescription solution, listing MedLink as an Emdeon partner, and providing our phone number and website for physicians interested in further information

Website: As physicians become more and more comfortable with searching the internet, our website will likely generate significant leads as well. We are currently working with the large search engines to insure our positioning for relevant searches

CCHIT Certification: MedLink has requested, and been granted, to be certified by CCHIT. We have completed the first stage, and should have final certification by the summer of 2007. Government leaders believe certification will help accelerate EHR adoption and lead to interoperability - the ability of EHRs and other health information systems to communicate with one another. The Administration plans to put its muscle behind certification. Michael Leavitt, Secretary of the Department of Health and Human Services, said that when amendments to the Stark regulations are announced in the near future, they'll specify that, in order for hospitals to help doctors acquire EHRs, they'll have to be interoperable, certified products. And he stated at the July press conference, "If people want to do business with [the federal government] in the long term, they need to achieve a level of interoperability, and it needs to be certified as such." To qualify for EHR certification this year, vendors had to meet more than 300 criteria devised by the Commission's diverse stakeholders, including physicians, medical societies, vendors, and payers. Most of the requirements concerned EHR functionality, security, and reliability.

CCHIT maintains lists of certified EHR's on their website, with links to those companies, so this will generate many leads as well

DOQ-IT: Much as it is doing with CCHIT, the government continues to provide tools and incentives to encourage EHR adoption. One of these tools is a program called DOQ-IT, which provides free consultation services to physicians seeking to adopt EHR technology. The DOQ-IT program, while still in its infancy, has already assisted close to 1,000 physicians in implementing EHR's. As a CCHIT certified EHR, MedLink will be included in their list of preferred vendors which they have posted on their website, and who they suggest to physicians.

Trade Shows

Referrals: The physician community is generally a tight knit group that generally shares information about products and services. Referrals from existing clients will likely make up a large percentage of new sales

In accordance with the review and audit by the Company’s independent registered public accounting firm Jewett, Schwartz & Associates. Jewett Schwartz & Associates have expressed concerns about the Company’s continued existence as a going concern. Currently the Company has no revenues and, as such, may have to rely on funding from its management and outside sources until such time as it begins to generate revenue sufficient to cover its operating costs and expenses. Over the past three years, the Company has shifted its focus away from its answering service business in favor of concentrating on the development of its MedLink VPN and MedLink EHR products. Management believes that when brought to market the Company’s products will be able to compete in the multi-billion dollar HIT industry. The products are currently being beta-tested in several physician’s practices, radiology centers, and hospitals nationwide. Management has determined to delay full release of these products pending completion of all beta-testing due to its belief that a fully tested, fully functional product released in the future will enhance the Company’s reputation and ability to generate revenues; however, until the Company begins to realize significant revenues to sustain its operations, it may have to rely on contributions or loans by management, sales of its debt or equity securities or bank loans to finance its operations and research and development.

As discussed in this report, the Company has signed several contracts with hospitals and radiology centers in various parts of the US. To date, management believes that the results of beta-testing of installations at these facilities and the feedback received from these centers are positive. Additionally, management believes the Company will be able to generate future revenue from the MedLink VPN and MedLink EHR sufficient to cover its operational cost and expenses.

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

A significant development was the publication of RAND’s peer-reviewed study that indicates healthcare information technology could save the country’s healthcare system $162 billion annually through improved efficiency, disease management and reduced adverse drug events. This study provides large-scale, independent, quantified proof of the impact healthcare information technology can have. The potential savings indicated by this study represent nearly 10 percent of the $1.7 trillion the United States spends annually on healthcare. These findings should be of particular interest to the federal government, which incurs significant healthcare costs through Medicare and Medicaid funding. Overall, the acute care hospital marketplace is in good financial condition. As Moody’s reported in January 2006, hospital bond rating upgrades beat downgrades for the first time since 1997. And while some providers are dealing with issues such as an unfavorable payor mix and the responsibility to serve a growing uninsured population, USA Today indicated in January 2006 that hospital profit margins reached a six-year high of 5.2 percent in 2004.

Another positive development is that Moody’s Investors Services recently reported that year-to-date rating upgrades for not-for-profit hospitals are equal to downgrades, which is a better ratio of upgrades to downgrades than all but three of the past 17 years. This positive view was echoed by Standard & Poor’s in October 2005 when they reported more upgrades than downgrades this year and a strong financial outlook due to favorable volume trends, rate increases, and cost containment.

Background Information on Certain Trends and Strategies

Several key trends in the healthcare marketplace are influencing the use of healthcare information services and technology solutions of the types we provide or are developing. Those trends, and the strategies we have developed in response, are described briefly below:

•
High Rates of Increase in Healthcare Costs.  According to the Centers for Medicare & Medicaid Services, or CMS, healthcare spending in the United States rose to $1.9 trillion in 2004 (or approximately six thousand three hundred dollars per person), up from $1.7 trillion in 2003, $1.6 trillion in 2002, $1.4 trillion in 2001 and $1.3 trillion in 2000. The CMS report indicated a growth rate in healthcare spending of 7.9% in 2004, compared to 8.2% for 2003, and 9.1% for 2002. In addition, CMS indicated that healthcare’s share of gross domestic product was 16.0% for 2004. Another study recently released by CMS predicted that U.S. healthcare spending will increase by an average of 7.2% annually until 2015, at which time such spending will reach $4 trillion (or approximately twelve thousand three hundred dollars per person) and account for 20% of the gross domestic product.

•
Increased Use of Information Technology for Clinical Purposes.  Healthcare providers are under pressure to increase quality and reduce medical errors. While information technology systems and electronic transaction services are used by many physician offices for administrative and financial applications, their use in clinical workflow is much more limited, especially in smaller practices. However, we believe this is changing. While it will be a long time before most physicians go to a “paperless office,” more physicians are beginning to incorporate information technology into their clinical workflow. Healthcare payers and governmental authorities are increasingly taking steps to encourage physicians to use information technology in their treatment of patients and clinical processes.

•
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

•
Governmental Initiatives Relating to Healthcare Information Technology.  There are currently numerous federal, state and private initiatives seeking ways to increase the use of information technology in healthcare, including in the physician’s office. Most significantly, in April 2004, Executive Order 13335 directed the appointment of a National Coordinator for Health Information Technology to coordinate programs and policies regarding health information technology across the Federal government. In May 2004, David J. Brailer M.D., Ph.D., was appointed to serve in this position. The National Coordinator is charged with directing the health information technology programs within the Department of Health and Human Services, or HHS, and coordinating them with those of other relevant Executive Branch agencies. In addition, the mission of the National Coordinator includes supporting and encouraging the use of health information technology in the public and private health care delivery systems and coordinating partnerships between government agencies and private sector stakeholders to speed the adoption of health information technology. We share, and have been working towards, many of the same goals as the governmental initiatives relating to health information technology. We believe that our businesses may be good candidates to work with HHS and other governmental authorities on their initiatives and projects and may also benefit for the focus those initiatives create on the benefits of products and services of the types we provide.

The market for healthcare in the United States is highly complicated and there can be no assurance that the trends identified above will continue or that the expected benefits to MedLink’s businesses from our responses to those trends will be achieved. In addition, the markets for healthcare information services and technology solutions are highly competitive and not only are our existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors.

RESULTS OF OPERATIONS

The Company's revenues from continuing operations for the year ended December 31, 2006 and 2005 were $11,364 and $0, respectively. The lack of revenue is primarily attributable to the Company's decision to concentrate its efforts on implementing and developing the Med-Link VPN and its related suite of services and concentrating on Research and Development to allow the Company’s products to compete in the Healthcare Information Technology sector.

Expenses for the fiscal year ended December 31, 2006 and 2005 were $1,550,458 and $1,089,223, respectively. The increase in 2006 is primarily attributable to the addition of a sales team and increase IT staff and development.

The Company had net losses of $(1,588,908) and $(956,953) in the fiscal years ended December 31, 2006 and December 31, 2005, respectively. The increase in net losses resulted primarily from an increase in operating expenses, although the Company continued to realize losses due to its continued commitment to install its Med-Link VPN at Medical Centers across the country at no cost to the facility and increased research and development, without having yet received any significant revenues relating to the MedLink VPN installed as well as for compensation expenses pursuant to the employment agreements entered into as of January 1, 2006 between the Company and each of its chief executive office, chief financial officer and chief technology officer.

Liquidity and Capital Resources

At December 31, 2006, the Company had a working capital deficiency of $449,837. While the Company believes revenue that will be earned from the MedLink VPN will be sufficient to sustain the Company's operations for the next twelve months, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

Critical Accounting Policies

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-KSB for the year ended December 31, 2006 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 1, 2007.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Ray Vuono	41	Chief Executive Officer,	January 1, 2004
		President and Chairman
		of the Board

Konrad Kim	35	Director and	October 1, 2000
		Chief Technology Officer

Dr. Michael Carvo	54	Director	January 1, 2002

James Rose	28	Chief Financial Officer and	January 1, 2004
		Executive Vice President

James Decker	42	Executive Vice President of Sales	July 1, 2006

All Directors hold their positions for one year and until their successors are duly elected and qualified. All officers hold their positions at the discretion of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Ray Vuono, Chief Executive Officer and Chairman

Mr. Vuono has more than 20 years of leadership experience building global brands and guiding top-tier companies. An accomplished corporate strategist and marketer, his vision and expertise in business performance have driven notable enterprise growth in the insurance, pharmaceutical, and finance sectors.  Mr. Vuono has served as the Company's President and Chief Executive Officer since 2004 and as a consultant to the company since 2001.

Offering a rare blend of creative and operational strengths, Ray has achieved exciting company and product turnarounds and is recognized for his success in growing sales and profits. His strategic approach to building a business is reflected in his work as CEO of RayvonVC, a private venture capital firm where his concept creations and focus on diverse investment mix quickly delivered impressive bottom-line results. His turnaround capability is highlighted by his accomplishments as President & CEO of the National Support Systems, where he led a distressed insurance company to record profitability through brand revitalization that included major shifts in brand strategy, operations, product design, marketing communications, and sales techniques.

Mr. Vuono's exceptional track record of business improvement is based on his philosophy of total enterprise engagement in change. He is known for his ability to quickly identify and diagnose sales and growth impediments that go far beyond marketing, working with companies to refine their organizational structure, product lines, sourcing, sales channels, market position, as well as point-of-sale and general advertising.

Mr. Vuono holds a Bachelor of Science in Economics from the University of Calgary where he also played football for the national champion University of Calgary Dinos in 1985.  Mr. Vuono resides in Long Island, NY.

Jameson Rose, Vice President & Chief Financial Officer

As chief financial officer and executive vice president of MedLink International, Inc., Rose holds management responsibilities for the company's finance, business development, investor relations, and business service functions.  Jameson has served MedLink in various capacities since 2001 until being appointed as the company's CFO in January of 2004.  Mr. Rose's expertise in operations, finance, and business development will help ensure continued growth and success for MedLink International.

Before his Career at MedLink, Mr. Rose served as VP of Finance at Ambassador Capital Group and has served as an independent consultant in various investment banking transactions and advising on inorganic growth efforts, focusing on mergers and acquisitions, and strategic alliances.

Mr. Rose has a bachelor of science with honors in Financial Economics from Staffordshire University in the U.K.  Jameson lives in Long Island, NY.

Konrad Kim, Chief Technology Officer and Director

 Appointed Chief Technology Officer of MedLink International, Inc. in 2004, Konrad Kim is responsible for all aspects of MedLink's national IT infrastructure and line-of-business application development, support and maintenance, including information service delivery and security. Under Mr. Kim's direction, the IT department is dedicated to working with business partners to accelerate MedLink's business by aligning MedLink's technology deployment strategy with its business strategy. The IT department takes a leadership role in the design of world-class, integrated strategies, processes and architecture that ensure the integrity of MedLink's security platforms and a more productive, efficient and valuable use of information within the in hand information technology arena.

Konrad is passionate about technology and its possibilities on improving the in hand industry as a whole.  Prior to his appointment as MedLink's CTO, Konrad served various roles at iClips.com, Gateway.com, Moody's Investor Services, Columbia House and Sony.

Mr. Kim holds a Bachelor of Science in Natural Sciences from the University of Wisconsin.  Mr. Kim is currently engaged to be married and lives in Long Island, NY.

James Decker, Executive Vice President of Sales

In his expanded role as Executive Vice President (EVP) of Sales and Operations, Mr. Decker is responsible for the overall leadership of the Sales and Services organization at MedLink International. Under Jim's leadership, his team will deliver a consistent, integrated and responsive customer experience through a unified sales and services organization. Decker's focus is to grow revenue, deliver profitability for the company and provide best in class service to MedLink's customers. Decker's discipline, leadership, and ability to align and accelerate organizations will yield new opportunities for MedLink. Jim's extensive experience, operational leadership qualities, and execution focused, results oriented approach have delivered an impressive history of leadership achievements

Mr. Decker joined the company in May of 2006, prior to joining MedLink, Mr Decker most recently served as Exec VP of Sales at Hudson Street Networks where he developed sales organizations and grew sales both domestically and internationally while nurturing excellent relationships with exiting customer and vendors.  Mr Decker brings over 15 years marketing & sales leadership and general management experience to MedLink International. Prior to joining Hudson Street Networks, Mr. Decker led several successful sales teams, building strong customer and partner relationships within the telecommunications and software development marketplace, for companies such as MCI and Telstar.

Mr. Decker received a Bachelor of Arts in Marketing from Hofstra University.  Mr. Decker lives on long Island, NY with his wife and three children.

Dr. Michael Carvo, Director

Dr. Michael Carvo has been a member of the Company’s board of directors since January 1, 2002.Dr. Michael Carvo is a family physician, who has been practicing out of Farmingdale, Long Island for over twenty years. Dr. Carvo became involved with MedLink in 1995, when it was a medical answering service called Communications 2001. Dr. Carvo brings the experience and expertise of a functioning, private practitioner to MedLink USA, which allows the company to meet the needs of a modern medical office.

Family Relationships

There are no family relationships among the Directors or Officers.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 10. Executive Compensation

The following compensation was paid to the Company’s Chief Executive Officer and other officers during the periods indicated:

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Ray Vuono, CEO (1)	2006	$0			955,483	480,000
	2005	$0		$0	200,000	200,000
	2004	$0		$0	200,000	200,000

Jameson Rose, CFO (2)	2006	$0		$0	808,824	400,000
	2005	$0		$0	100,000	100,000
	2004	$0		$0	100,000	100,000

Konrad Kim, CTO (3)	2006	$0		$0	235,295	120,00
	2005	$0		$0	100,000	100,000
	2004	$0		$0	20,000	20,000

(1)	Mr. Vuono did not receive any cash during the years ended December 31, 2006, but did receive 955,883 shares of common stock as payment in that year, in lieu of cash.

(2)	Mr. Rose did not receive any cash during the year ended December 31, 2006, but did receive 808,824 shares of common stock in that year, in lieu of cash.

(3)	Mr. Kim did not receive any cash during the year ended December 31, 2006, but did receive 235,295 shares of common stock in that year, in lieu of cash.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information furnished to the Company with respect to the beneficial ownership of our common stock by each executive officer and director named below, by all directors and executive officers as a group and by anyone know to the Company to beneficially own more than 5% of the Company’s securities, each as of March 31, 2007. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
$.001 par (1)	Ray Vuono	4,889,620	29.42%
value per	11 Oval Drive, Suite 200B
share	Islandia, New York 11749
common

$.001 par	Jerry Bermensolo	3,583,850	21.76%
value per	1087 W. River St, Suite 280
share	Boise, ID 83702
common

$.001 par (2)	Jameson Rose	2,779,413	16.72%
value per	11 Oval Drive, Suite 200B
share	Islandia, New York 11749
common

$.001 par (3)	Konrad Kim	857,648	5.16%
value per	11 Oval Drive, Suite 200B
share	Islandia, New York 11749
common

$.001 par (4)	Dr. Michael Carvo, Director	472,676	2.84%
value per	560 Broadhollow Road
share	Suite 201
common	Melville, New York 11747

(1)  Includes 1,360,000 shares issuable upon the exercise of options granted to Mr. Vuono pursuant to Mr. Vuono’s employment agreement. Includes 1,338,301 shares of common stock held by DDR, Ltd., of which Mr. Vuono is the controlling shareholder.

(2) Includes 1,000,000 shares issuable upon the exercise of options granted to Mr. Rose pursuant to his employment agreement.

(3) Includes 360,000 shares issuable upon the exercise of options granted to Mr. Kim pursuant to his employment agreement.

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

In January 1, 2006, the Company entered into new employment agreements with Ray Vuono, James Rose, and Konrad Kim. The individuals will serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept approximately 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. In addition the employees will receive an option to purchase each year 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock on the date granted to the employee ($.17). The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee if terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the vent of a charge in control of the Company.

Item 13. Exhibits and Reports on Form 8-K

On October 6, 2005, MedLink International, Inc. (the "Company") and High River Corporation ("High River" or "Consultant") entered into a consulting agreement ("Agreement") pursuant to which MedLink agreed to compensate High River, as a consultant to the Company, with 1,640,000 shares of its Class B common stock ("Common Stock Compensation") and an option ("Option") to purchase up to 610,000 shares of its Class B common stock at an exercise price of $0.177 per share ("Exercise Price"). The Common Stock Compensation and the Option is referred to herein as the "Consultant's Compensation". The Agreement provided that upon the earlier to occur of: (i) one year from the date of the Agreement; or (ii) MedLink's shares of Class B common stock becoming listed for trading on either the Frankfurt or Berlin stock exchange and the completion of the Consultant's tasks as defined in the Agreement, that MedLink would deliver the Consultant's Compensation to High River and the Option would be immediately exercisable for a period of 90 days.
SEC Ref.

SEC Ref. No.	Title of Document

3.1	Amended of Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Consulting Agreement with DDR, Ltd. dated October 11, 2000 (3)

10.2	Acquisition Agreement pertaining to K-Rad Konsulting, LLC, dated October 27, 2000 (3)

10.6	Share Exchange Agreement between the Company and MedLink USA, Inc. dated December 28, 2001 (4)

10.7	Asset Purchase Agreement between the Company and 4J’s Enterprises dated January 23, 2002 (5)

10.8	Telecommunications Services Agreement dated November 27, 2002 between New Island Hospital and MedLink USA, Inc. (6)

10.9	Messaging Service Agreement made as of November 22, 2002 between Total Infosystems, Inc. and MedLink USA, Inc. (6)
10.10	Employment Agreement between the Company and Ray Vuono dated January 1, 2004; (7)

10.11	Employment Agreement between the Company and Jameson Rose dated January 1, 2004; (7)

10.12	Employment Agreement between the Company and Nilang Patel dated January 1, 2004; (7)

10.13	Employment Agreement between the Company and Konrad Kim dated January 1, 2004; (7)

10.14	CNI Medical Coding & Recovery, Inc. Definitive Agreement (8)

10.15	Employment Agreement between the Company and Ray Vuono dated January 1, 2006;

10.16	Employment Agreement between the Company and Jameson Rose dated January 1, 2006;

10.17	Employment Agreement between the Company and Konrad Kim dated January 1, 2006;

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Auditor

31.1	Certification of Ray Vuono pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Jameson Rose pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002;

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by this reference from the Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on June 28, 2000.

(2) Incorporated by this reference from the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2001.

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

(8) Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 15, 2006.

Item 14. Principal Accountant Fees and Services.

Farber, Blicht, Eyerman & Herzog, LLP (“FBEH”) was the Company's principal accountant during the fiscal years ended December 31, 2006 and December 31, 2005. During those fiscal years, the Company incurred the following fees with FBEH for the following services:

	2006	2005
Audit Related Fees	$16,892.86	$14,758
Tax Fees	$2,965	$2,965
All Other Fees
Out-of-Pocket Expenses
Total	$19,857.86	$17,723

All services provided by FBEH during the fiscal years ended December 31, 2006 and December 31, 2005 were approved by management only. The Company does not have an audit committee of its Board of Directors or any pre-approval policies or procedures for non-audit or other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

By: /s/ Ray Vuono	Dated: April 14, 2007
Ray Vuono, Chief Executive Officer and President

By: /s/ Konrad Kim	Dated: April 14, 2007
Konrad Kim, President and Director

By: /s/ Dr. Michael Carvo	Dated: April 14, 2007
Director

By: /s/ Jameson Rose	Dated: April 14, 2007
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
Medlink International, Inc.:

We have audited the accompanying balance sheet of Medlink International, Inc. (hereinafter referred to as “the Company”) as of December 31, 2006, and the related statements of operations, shareholders’ deficit and cash flows for years ended December 31, 2006 and the period from February 10, 2000 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medlink International, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and the period from February 10, 2000 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $10,824,641 through the period ended December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

April 15, 2007
Hollywood, Florida

MEDLINK INTERNATIONAL, INC.
FORMERLY WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2006

2006

ASSETS

Current assets	$-

Property and equipment, net	56,734

Intangible asset, net	-

Security deposit	5,400

Total Assets	$62,134

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Cash overdraft	$11,047
Accounts payable and accrued expenses	382,509
Loans payable - related parties	56,281

Total Current Liabilities	449,837

Commitments and Contingencies

Shareholders' Deficiency:
Preferred stock; $0.001 par value
5,000,000 shares authorizaed; none issued
Common stock:
Class A; $0.001 par value, 150,000,000 shares
authorized; 14,396,822 shares issued and outstanding	14,397
Class B; $0.001 par value, 50,000,000 shares
authorized; 2,250,000 shares issued and outstanding	2,250
Deferred charges	(159,538)
Subscriptions receivable	(19,783)
Treasury stock (183,446 shares), at cost	(130,551)
Additional paid-in capital	10,730,163
Accumulated deficit during development stage	(10,824,641)

Total Shareholders' Deficiency	(387,703)

Total Liabilities and Shareholders' Deficiency	$62,134

The accompanying notes are an integral part of these financial statements.

MEDLINK INTERNATIONAL, INC.
FORMERLY WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

STATEMENTS OF OPERATIONS

			For the Period
			from February 10,
	For the Years Ended December		2000 (inception)
	2006	2005	to December 31, 2006

Revenues	$11,364	$-	$335,571

Operating Expenses

General and administrative expenses	1,540,949	1,069,162	5,523,590
Depreciation and amortization	9,509	20,061	839,964

Total operating expenses	1,550,458	1,089,223	6,363,554

Operating loss	(1,539,094)	(1,089,223)	(6,027,983)

Other income (expense):
Interest expense	-	-	(11,311)
Cost of aborted acquisition	-	-	(1,375,000)
Interest income	-	-	4,078
Gain on settlement agreement		132,270	132,270
Loss on impairment of assets	(49,814)	-	(3,546,695)
	(49,814)	132,270	(4,796,658)

Net loss	(1,588,908)	(956,953)	(10,824,641)

Weighted average common shares outstanding -
basic and diluted class A only	13,119,076	8,328,712

Net loss per share – basic and diluted	$(0.12)	$(0.11)

The accompanying notes are an integral part of these financial statements.

MEDLINK INTERNATIONAL, INC.
FORMERLY WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

			For the Period
			from February 10,
			2000 (inception)
	2006	2005	to December 31, 2006
Cash Flows From Operating Activities
Net loss	$(1,588,908)	$(956,953)	$(10,824,641)
Adjustments to reconcile net loss to net
cash flow used in operating activities:
Depreciation and amortization	9,509	20,061	839,964
Stock-basedpcompensation to directors	154,200		154,200
Amortization of deferred charges	-	-	279,200
Deferred compensation	(159,538)	-	(159,538)
Issuance of common shares for consulting and
other services rendered		580,000	3,750,865
Loss on impairment of assets	49,814	-	3,546,695
Imputed interest on officer's loan	-	-	947
Changes in assets and liabilities:
Accounts receivable	-	227	19,840
Accrued expenses and other current liabilities	103,391	8,155	311,882
Other assets	58,719	(58,719)	(622)
Net Cash Used in Operating Activities	(1,372,813)	(407,229)	(2,081,208)

Cash Flows From Investing Activities
Purchase of equipment	(42,860)	-	(120,661)
Purchase of intangible asset	-	-	(20,000)
Cash acquired in Med-Link acquisition	-	-	274
Investments in partnerships	-	-	(7,546)
Net Cash Used in Investing Activities	(42,860)	-	(147,933)

Cash Flows From Financing Activities
Issuance of common stock	1,449,565	466,995	2,255,707
Repayment of bank loans	-	-	(47,333)
Purchase of company common shares	-	(73,551)	(73,551)
Proceeds from loan payable	-	-	45,908
Advances from officer/shareholders	(33,892)	11,885	46,932
Net Cash Provided by Financing Activities	1,415,673	405,329	2,227,663

Net decrease in cash	-	(1,900)	(1,478)
Cash at beginning of year	-	1,900	1,478

Cash at end of year	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$11,300

Cash paid for taxes	$1,700	$300	$11,500

Non-cash financing activities:
Reference is made to financial statements notes for certain non-cash financing activities

The accompanying notes are an integral part of these financial statements.

MEDLINK INTERNATIONAL, INC.
FORMERLY WESTERN MEDIA GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

				Surplus
				(Deficit)
			Additional	During
	Common Stock		Paid-in	Development	Subscriptions	Deferred	Treasury
	Shares	Amount	Capital	Stage	Receivable	Compensation	Stock	Total

Formation of KKL at inception (February 10, 2001)	$-	$-	$900	$-	$-	$-	$-	$900

Adjustment to reflect effective capitalization of KKL immediately preceding reverse acquisition	9,000,000	9,000	(900)	-	(8,100)	-	-	-

Shares deemed issued to reflect reverse acquisition of KKL	2,499,310	2,499	-	-	-	-	-	2,499

Net income - 2000	-	-	-	17,775	-	-	-	17,775

Balance at December 31, 2000	11,499,310	$11,499	$-	$17,775	$(8,100)	$-	$-	$21,174

Cash contributed by DDR	-	-	13,000	-	8,100	-	-	21,100

Shares issued in connection with assignment of indebtedness	120,000	120	29,880	-	-	-	-	30,000

Shares issued in connection with confidential and non-disparagement agreement related to the aborted acquisition	1,100,000	1,100	1,373,900	-	-	-	-	1,375,000

Shares issued for cash consideration	75,000	75	13,925	-	-	-	-	14,000

Shares issued for consulting services	4,095,000	4,095	158,755	-	-	-	-	162,850

Imputed interest on officer / stockholder loan	-	-	947	-	-	-	-	947

Other	13	-	-	-	-	-	-	-

Net loss	-	-	-	(1,465,035)	-	-	-	(1,465,035)

Less deferred charges	-	-	-	-	-	(134,075)	-	(134,075)

Balance at December 31, 2001	16,889,323	$16,889	$1,590,407	$(1,447,260)	$-	$(134,075)	$-	$25,961

Shares issued in connection with the Med-Link USA, Inc. acquistion	2,000,000	2,000	2,098,000	-	-	-	-	2,100,000

Share issues in connection with Four J's fixed assets acquisiton	2,000,000	2,000	1,915,000	-	-	-	-	1,917,000

Shares issued in connection with the exercise of consultant's options	1,147,389	1,147	21,801	-	-	-	-	22,948

Shares issued for consulting services	1,294,272	1,294	51,956	-	-	-	-	53,250

Net loss	-	-	-	(733,404)	-	-	-	(733,404)

Amortization of deferred charges	-	-	-	-	-	134,075.00	-	134,075

Balance - December 31, 2002	23,330,984	$23,330	$5,677,164	$(2,180,664)	$-	$-	$-	$3,519,830

Shares issued for consulting and developmental services	1,342,911	1,343	524,657	-	-	-	-	526,000

Shares issued in connection with the exercise of consultant's options	1,120,066	1,120	21,281	-	-	-	-	22,401

Shares issued in settlement of indebtedness to office	493,378	494	221,527	-	-	-	-	222,021

Shares sold at $.04 per share	500,000	500	19,500	-	-	-	-	20,000

Shares sold at $.065 per share	3,000,000	3,000	192,000	-	-	-	-	195,000

Shares acquired from an officer of the Company	-	-	-	-	-	-	(57,000)	(57,000)

Net loss	-	-	-	(4,470,905)	-	-	-	(4,470,905)

Less deferred charges	-	-	-	-	-	(145,125.00)	-	(145,125)

Balance - December 31, 2003	29,787,339	$29,787	$6,656,129	$(6,651,569)	$-	$(145,125)	$(57,000)	$(167,778)

Shares issued for employment services rendered and to be rendered	2,000,000	2,000	1,178,000	-	-	-	-	1,180,000

Warrants issued and exercised related to finders fee agreement	100,000	100	53,600	-	-	-	-	53,700

Adjustment relating to the exercise price of shareholders / consultants options	-	-	28,000	-	-	-	-	28,000

Amortization of deferred charges	-	-	-	-	-	145,125	-	145,125

Shares issued in connection with the exercise of shareholders/ consultants options	4,032,545	4,032	124,619	-	-	-	-	128,651

Net loss	-	-	-	(1,627,211)	-	-	-	(1,627,211)

Balance - December 31, 2004	35,919,884	$35,919	$8,040,348	$(8,278,780)	$-	$-	$(57,000)	$(259,513)

Shares issued for employment services rendered	2,000,000	2,000	578,000	-	-	-	-	580,000

Shares sold at $.077 per share	5,142,858	5,143	389,857	-	-	-	-	395,000

Options exercised by officers at $.048 per share	1,500,000	1,500	70,495	-	-	-	-	71,995

Shares acquired from Four J's	0	-	-	-	-	-	(73,551)	(73,551)

Adjustment to reflect 1 for 5 reverse stock split	(35,650,194)	(35,650)	35,650	-	-	-	-	-

Net loss	-	-	-	(956,953)	-	-	-	(956,953)

Balance at December 31, 2005	8,912,548	$8,912	$9,114,350	$(9,235,733)	$-	$-	$(130,551)	$(243,022)

Shares issued for employment services rendered	1,999,951	2,000	270,000	-	-	-	-	272,000

Shares sold in 2006	2,904,323	2,905	567,093	-	-	-	-	570,000

Class B shares issued for consulting services	1,640,000	1,640	288,640	-	-	-	-	290,280

Shares issued in connection with the exercise of class B shares	610,000	610	107,360	-	(19,783)	-	-	88,187

Shares issued for consulting services rendered	580,000	580	228,520	-	-	-	-	229,100

1,000,000 options-stock based compensation to directors	-	-	154,200	-	-	-	-	154,200

Net loss	-	-	-	(1,588,908)	-	-	-	(1,588,908)

Less deferred charges	-	-	-	-	-	(159,538)	-	(159,538)

Balance at December 31, 2006	16,646,822	$16,647	$10,730,165	$(10,824,641)	$(19,783)	$(159,538)	$(130,551)	$(387,701)

The accompanying notes are an integral part of these financial statements.

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ionic Controls, Inc. was incorporated on July 26, 1977, under the laws of the State of Minnesota and on November 17, 1988, changed its name to Western Media Group Corporation.

Western Media Group Corporation merged with K-Rad Konsulting LLC (“KKL”) in a reverse acquisition transaction. The Management of KKL assumed control of the Company and the name Western Media Group Corporation (the legal acquirer) was retained. The financial statements presented are those of KKL from its inception (February 10, 2000) and Western Media Group Corporation from the date of acquisition (October 31, 2000).

On January 1, 2002, the Company acquired Med-Link, a privately held New York corporation, pursuant to a share exchange agreement dated December 28, 2001.

During 2005 Western Media Group Corporation’s Board of Directors approved a merger agreement whereby Western Media Group Corporation changed the state of its incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named Medlink International, Inc. In addition, the name of the company was changed from Western Media Group Corporation to Medlink International, Inc. (the “Company”) upon the completion of the merger.

The business of the Company is carried out by two of its wholly owned subsidiaries, Med-Link, Med-Link VPN Company, through which it plans to market its Med-Link VPN products and by KKL. The Company also has two inactive subsidiaries, Western Media Acquisition Corp. (formerly Western Media Sports Holdings, Inc.), and Western Media Publishing Corp. The Company also entered into two joint-venture agreements in 2004 to market their products.

MedLink was incorporated in 1998. While it shares an office with the Company, substantially all of its operations have been outsourced. Medlink provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies. Some of the services and products which Medlink provides are answering services, voice mail, a virtual private network (VPN) and an internet message center. The Company is concentrating its efforts on the VPN, which it expects will be its principal business. The VPN is still in the pre-revenue stage. The VPN is designed to allow physicians and other members of the medical community to contact other physicians, retrieve information from hospitals, and obtain insurance related information, such as claim status. The VPN is also designed to provide information, such as overnight admissions, room assignment, operating room schedules and lab results. In November, 2003, the Company began testing the VPN at New Island Hospital.

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business (continued)

Pursuant to the Agreement, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock to Medlink’s shareholders for all the issued and outstanding shares of Medlink. The preferred shares had no measurable economic value and were canceled in 2004. The acquisition of MedLink was accounted for under the purchase method of accounting, with resulting goodwill in the amount of $2,292,779.

KKL provides computer network and software systems, consulting, installation and maintenance services.

In 2006, the Company received final approval from Deutsche Borse AG and its shares started trading through the Frankfurt Stock Exchange.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized when services are provided and collectibility of payment is reasonably assured in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.
In 2006, the Company generated approximately $5,000 from licensing, $2,000 from training and $4,364 from hardware sales. All revenues are recognized upon receipt.

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

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Indefinite-Lived Purchased Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill acquired in business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the end of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Long-Lived Assets

The Company’s accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

Intangible assets that have finite useful lives are amortized by the straight-line method over the remaining useful lives.

Accounting for Stock-Based Compensation

The Financial Accounting Standards Board (FASB) issued a revision of SFAS 123 (“SFAS 123(R)”)”Share-Based compensation” that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited expectations, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective January 1, 2006. In 2006, the Company used the Black-Scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan and were based on the following estimates at the date of grant: expected life - 6 years, risk free interest rate - 4%, expected volatility 100%.

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

Deferred Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes", to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2006.

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

In October 2005, the Board of Directors of the Company approved a reverse stock spilt of the Company’s common stock on a one-for-five basis. In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect the reverse stock splits. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented. For the years ended December 31, 2006 and 2005, the weighted average number of shares outstanding used in the per share computation was 13,119,076 and 8,328,712 respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

At December 31, 2006, the carrying amounts of the Company's assets and liabilities approximate fair value.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations in 2006 and 2005. During the years ended December 31, 2006 and 2005, the Company incurred net losses of $1,588,908 and $956,953, respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock, or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - INTANGIBLE ASSETS

In 2003, the Company entered into a license agreement with a company for the exclusive right to use their Linux-based real-time streaming video system. The system is designed to transmit video and other large media files without the delays associated with video buffering. The cost of the license of $63,700, which includes a finder’s fee paid in the amount of $43,700, is being amortized over the life of the license agreement (10 years).

The streaming video system is utilized on the Medlink VPN for teleconferencing, tutorials, lectures and announcements. Management has determined there is impairment as of December 31, 2006 for the above mentioned intangible assets. The total impairment loss is $49,814.

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

As of December 31, 2006, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated
	Useful
	Life (years)	Amount

Furniture and fixtures	5	$12,383
Leasehold improvements	3	10,423
Equipment	5	74,995
		97,801
Less accumulated depreciation		(41,067)

		$56,734

Depreciation expense for the years ended December 31, 2006 and 2005 was $ 9,509 and $ 13,689.

NOTE 6 - LOAN PAYABLE - RELATED PARTIES

The Company, as of December 31, 2006, has loans due to three of its employees/shareholders in the amount of $56,281. These loans are payable on demand and are non-interest bearing.

NOTE 7 - STOCKHOLDERS' EQUITY

a) In 2006, the Company entered into various subscription agreements with an individual for private placements in the amount of $570,000 to purchase 2,904,323 shares of the Company’s stock.

b)  In 2006, the Company issued 580,000 shares of the Company’s stock in exchange for consulting services and marketing services. The shares were valued at the closing stock price of the Company’s common shares on the dates of the agreements.

c) In 2006, the Company issued 1,640,000 shares of the Company’s class B Stock in exchange for consulting services, relating to assisting the Company in investment banking, investor relations, business development and aligning strategic alliances for the purposes of introducing the MedLink EHR to the European market. These shares were valued at $.177. In addition, in 2006 this consultant exercised 610,000 shares of the Company’s class B options at a price of $.177.

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

d) On January 1, 2006, the Company entered into new employment agreements with three individuals. The individuals will serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation totaling $272,000 per year, however, the three employees have agreed to accept 1,999,951 shares of the company’s restricted common stock in lieu of cash compensation. In addition the employees will receive an option to purchase each year 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock on the date granted to the employee ($.17). The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

For the year ended December 31, 2006, $426,200 was charged to operations for the above mentioned employment agreements.

e) In October 2005, the Company held their annual meeting of the stockholders, whereby the Company’s stockholders approved, among other things, the following proposals:

1) The Agreement and Plan of Merger and all transactions and developments contemplated by such agreement whereby Western Media Group Corporation will change the state of is incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named Medlink International, Inc.

2) The Company’s authorized capital stock from 100,000,000 to 205,000,000. The Company’s authorized stock will consist of 150,000,000 shares of class A common stock, $.001 par value per share 50,000,000 shares of class B common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.001 par value per share.

3) The name of the Company changed from Western Media Group Corporation to Medlink International, Inc.

4) The one-for-five reverse stock split whereby stockholders will be entitled to receive one share of common stock of Medlink International, Inc. for every five shares of common stock of Western Media Group Corporation held by them.

5) The 2005 Stock Option Plan of Medlink International, Inc. under which one million (1,000,000) shares of common stock of Medlink International, Inc. will be available for grants.

f) In 2005 two officers exercised their options to purchase 1,500,000 shares of the Company’s common stock for $71,995 (.048 per share).

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

g) During the year ended December 31, 2005, the company sold 5,142,858 shares of its common stock for $395,000 pursuant to various subscription agreements.

h)  On January 1, 2004, the Company entered into Employment Agreements with four individuals. The individuals will serve as the Company's Chief Executive Officer, Vice President, Chief Technical Officer and Chief Operations Officer. One of the individual left the company in December of 2004 and his shares were reallocated. The term of the Agreements are from three to five years and provides for no cash compensation, however, the four employees are to receive each year a total of 2,000,000 shares of Company common stock on the first business day of each year of the term of the Agreements and an option to purchase each year 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on that date. The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

For the years ended December 31, 2005 and 2004, $580,000 and $1,180,000, respectively, was charged as compensation to operations for the above-mentioned Employment Agreements.

i) On October 27, 2003, the Company entered into a Finders Fee Agreement with an outside independent consultant. Under the terms of the Agreement, the Company paid the consultant in 2004 100,000 warrants to purchase 100,000 shares of the Company’s common stock (the warrants are exercisable at $.10 per share up to one year) a contract for the exclusive licensing rights of the technology product known as FELIX. The warrants were valued using the black-scholes option model at the date of the licensing agreement using the following assumptions: (life - 1 year, risk free interest rate - 3%, volatility - 100% and dividend yield - 0%). The consultant exercised his options in 2004.

The total values of the warrants were $43,700, and are being amortized over the life of the license agreement (10 years).

j) On January 16, 2004, the Company entered into two Consulting Agreements with two companies. Under the terms of the Agreements, the Company will compensate the consultants with options to purchase 250,000 and 500,000 shares of the Company’s common stock for introducing the Company to hospitals and health care organizations who ultimately sign agreements for the Company’s services with the Company or Med-Link. The options are exercisable at $.05 per share. No introductions were made as of December 31, 2005.

k) In November 2003, the Company issued 493,378 shares of its common stock to an officer of Med-Link in payment of the loan outstanding to him, aggregating $222,021. These shares were valued at the closing stock price of the Company's common shares on the date of the Agreement ($.45 per share).

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

l) In July, 2003, the Company sold 3,000,000 shares of its common stock to Cooper Station Funding Corp. for a total of $195,000. The stock was sold pursuant to a consulting agreement dated May 16, 2003, in which Cooper Station Funding Corp. agreed to assist the Company in marketing and promoting the Med-Link VPN by introducing prospective clients. In exchange, the Company agreed to issue common stock at a price of not more than $.07 per share. At the time of the agreement, the trading price of the shares was approximately $.16 per share. The value of the difference between the option price and trading price of approximately $.09 per share aggregated $243,000, (net of a 10% discount for restrictions placed on such shares) has been allocated to the cost of the consulting services, which were rendered through May, 2004 (the expiration date of the agreement).

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

m) On April 24, 2003, the Company issued 250,000 shares of its common stock for services relating to the development, programming and maintenance of the Med-Link Virtual Private Network. These shares were valued at the closing stock price of the Company's common shares on the date of the agreement ($.04).

n) On January 23, 2002, the Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises. The purchase price for the assets was 2,000,000 shares of the Company's common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065), less a ten percent discount for restrictions placed on the shares issued. On January 23, 2002, the Company acquired software, computers, servers, monitors, hubs, and other related equipment from Four J's Enterprises. The purchase price for the assets was 2,000,000 shares of the Company's common stock. The value of the aforementioned assets received was $1,917,000, which was determined by the average closing stock price of the Company for three days before and three days after the date of the agreement ($1.065), less a ten percent discount for restrictions placed on the shares issued. See note 4 in connection with settlement of litigation with Four J’s Enterprises.

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

o) On January 1, 2002, the Company issued 2,000,000 shares of its $.001 par value per share common stock and 400 shares of preferred stock for all of the issued and outstanding shares of Med-Link. The shares were valued at the closing stock price of the Company's common shares on the date of acquisition ($1.05). No value was attributable to the 400 shares of preferred stock issued and the shares were subsequently canceled in 2004 effective December 29, 2003.

p) In December 2001, the Company issued 50,000 shares for consulting services to be rendered in 2002 and 25,000 shares to an individual for services relating to the development of the Company's business plan. These shares were valued at the closing stock price of the Company's common shares on the dates the agreements were signed ($.10) and ($1.25), respectively. The aggregate value of the shares issued ($36,250) was charged to operations in 2002.

q) In October 2001, the Company entered into consulting agreements with three individuals. The agreements provide for the issuance of 4,020,000 shares in exchange for consulting fees to be rendered during a twelve month period. The shares issued for the agreed upon value of the services to be rendered, were based upon the available market price of the Company's common shares ranging from $.02 to $.05.

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

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

r) The following is a summary of the stock options outstanding during the year ended December 31, 2006 and 2005.
	2006	2005
Stock options outstanding, beginning
of year	720,000	3,499,705
Stock options granted during the year	1,640,000	2,000,000
Stock options exercised during the year	(610,000)	(1,500,000)
Stock options canceled	-	-

Stock options outstanding, end of year	1,750,000	3,999,705

s) Deferred charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company’s common shares. Such charges were being shown as a reduction of the Company’s shareholders’ equity in the accompanying Consolidated Statement of Changes in Shareholders’ Equity (Deficit) and were amortized over the period of the services rendered.

NOTE 8 - TREASURY STOCK

In December 2005, the Company acquired 817,227 shares of its stock at .09 per share in conjunction with a settlement with Four J’s. Subsequently, the Company had a one-for-five reverse stock split whereby stockholders will be entitled to receive on share of common stock of Medlink International. Inc for every five shares of common stock of Western media Group Corporation held by them. The treasury stock held by the Company after the reverse split is 183,446 shares.

In December 2003, the Company acquired 100,000 shares of its stock at $.57 per share (valued at the fair market value at date of acquisition) from an officer of the Company, the proceeds of which were used to offset the officer's loan receivable to the Company in the amount of $56,437.

NOTE 9- COMMITMENTS AND CONTINGENCIES

In October 2005 the Company announced the official launch of its newly created customized, secure database solution the CRN designed in conjunction with the UCLA Center for Healthier Children Families and Communities.

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9- COMMITMENTS AND CONTINGENCIES (continued)

In November 2005 the company entered into a rental lease agreement in California. The lease term runs from December 15, 2005 to December 14, 2008.

Minimum annual lease commitments are as follows:

2007	$28,000
2008	29,000

On July 23, 2004, the Company entered into a joint venture agreement with JMS Capital Partners, LLC (JMSCP) to acquire 50% interest in Medlink West Inc. Medlink West will maintain offices in Los Angeles and provide, among other things, sufficient personnel for customer support and service for the Med-Link VPN. In consideration of entering into this agreement and the services to be performed, as defined in the agreement, the Company will issue to JMSCP 2,000,000 shares of its $.001 par value common stock and options to purchase 1,000,000 shares of its common stock priced at a 15% discount to the 100-day moving average of the stock or the price as of a mutually agreed upon date within 90 days prior to the exercise of the option. The options expire July 12, 2009. Under the terms of the agreement, JMSCP will purchase 400 shares of MedLink West Inc. common stock for an initial capital contribution of $90,341, representing expenses incurred as of the date of this agreement and will contribute an additional amount of $400,000 to maintain current operations. The Company will purchase 400 shares of MedLink West Inc. common stock for its initial capital contribution of the rights to provide service and support to the products. The joint venture agreement commenced on July 12, 2004 and expires on December 31, 2007 unless terminated by either party in accordance with the Agreement.

In August 2003, the Company entered into a rental lease agreement in Islandia, New York. The lease expired on July 31, 2006 and was extended until August 31, 2011.

Minimum annual lease commitments are as follows:

Year ended December 31,
2007	$51,000
2008	53,000
2009	55,000
2010	58,000
2011	39,000

Western Media Group Corp. and Med-Link are delinquent in filing their sales tax and payroll tax returns and New York State has filed a judgment against Med-Link.

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
Current:
Federal and state	$-	$-
	-	-
Deferred:
Federal and state	(635,563)	(382,781)

Benefit from the operating loss carryforward	635,563	382,781

Benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2006	2005

Statutory federal income tax rate	34.0%	34.0%
Decrease in valuation allowance	(40.0)%	(40.0)%
State income taxes	6.0%	6.0%
Effective tax rate	(0)%	(0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

2006
Deferred income tax asset:
Net operating loss carryforward and AMT tax credit	$4,330,000
Valuation allowance	(4,330,000)
Deferred income tax asset	$-

MEDLINK INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

2006

Deferred tax assets
Current	$-
Non-current	-
Net deferred income tax asset	$-

Deferred tax liability
Current	$-
Non-current	-
Net deferred income	$-

The Company has a net operating loss carryforward of approximately $4,330,000 available to offset future taxable income through 2019.

The Company made a 100% valuation allowance at December 31, 2006. The net increase in valuation allowance during the year ended December 31, 2006 was approximately $590,000.

NOTE 11 - SUBSEQUENT EVENTS

In 2007, the Company entered into an agreement with Dynatek Media Corporation to form Medlink TV, which will deliver content and advertising to a digital network in the waiting room of physician offices and outpatient clinics.

In 2007, the Company entered into a co-marketing agreement with Eastman Kodak Company.

In 2007 the Company modified their employment contract with three individuals. Under the modified employment agreement the three individuals will receive a 20% raise effective January 1, 2007 (see Note 7d).