Form 10QSB
period 2007-03-31
MEDLINK INTERNATIONAL, INC.
filed 2007-05-21
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March, 31 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________________

Commission File No. 2-71164

MEDLINK INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1311718 (IRS Employer Identification No.)

11 Oval Drive, Suite 200B, Islandia, NY 11749
(Address of principal executive offices)

631-342-8800
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 15, 2006 were 20,526,822 shares outstanding.

Transitional Small Business Format: Yes [   ] No [X]

MEDLINK INTERNATIONAL, INC.
I N D E X

Part I	Financial Information	3

Item1	Financial Statements	3

	Condensed Consolidated Balance Sheet March 31, 2007 (unaudited)	F-1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited) and for the period from February 10, 2000 through March 31, 2007 (unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited) and for the period from February 10, 2000 through March 31, 2007 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements	F-6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3	Controls and Procedures	10

Part II	Other Information	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6	Exhibits	11

	Certification of CEO Pursuant to Section 302
	Certification of CFO Pursuant to Section 302
	Certification Pursuant to 18 U.S.C. Section 1350
	Certification Pursuant to 18 U.S.C. Section 1350

MEDLINK INTERNATIONAL INC. FORMERLY WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS INDEX

Part I: Financial Statements

Item 1: Financial Statements

Consolidated Balance Sheets
March 31, 2007 (unaudited)	F-1

Consolidated Statements of Operations
for the three months ended March 31, 2007
and 2006 (unaudited) and for the period
from February 10, 2000 through
March 31, 2007 (unaudited)	F-2

Consolidated Statements of Stockholders'
Equity for the three months
ended March 31, 2007 (unaudited)	F-3

Consolidated Statements of Cash Flows
for the three months ended March 31, 2007
and 2006 (unaudited)and for the period
from February 10, 2000 through
March 31, 2007 (unaudited)	F-4

Notes to Consolidated Financial Statements	F-6

MEDLINK INTERNATIONAL INC.
FORMERLY WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007 (UNAUDITED)

ASSETS
Office equipment-net	$229,376
Intangible asset-net	4,938
Security deposit	5,400
$239,714
LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS

Current liabilities:
Cash overdraft	$47,374
Accounts payable and accrued expenses	377,707
Loans payable - related parties	245,189
Total current liabilities	670,270
Stockholders' Deficit:
Preferred stock $.001 par value
5,000,000 shares authorized; none issued
Common Stock Class A $.001 par value;
authorized 150,000,000 shares;
18,276,822 shares issued	18,277
Common Stock Class B $.001 par value; authorized
50,000,000; 2,250,000 issued and outstanding	2,250
Deferred charges	(583,513)
Additional paid-in capital	11,604,285
Deficit accumulated during the development stage	(11,341,304)
(300,005)
Treasury stock (917,227 shares), at cost	(130,551)
Total stockholders' deficit in assets	(430,556)
$239,714

MEDLINK INTERNATIONAL INC. FORMERLY
 WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND THE PERIOD FROM FEBRUARY 10, 2000 (INCEPTION) TO MARCH 31, 2007

(UNAUDITED)
			Period from
			February 10,
	Three months		2000
	ended		(inception)
	March 31,		to March 31,
	2007	2006	2007
Revenues	$-	$-	$335,571
Costs and expenses:
General and administrative	506,180	188,489	6,029,771
Depreciation and amortization	10,482	5,098	850,446
	(516,662)	193,587	(6,880,217)

Operating loss	(516,662)	(193,587)	(6,544,646)

Other income (expense):
Interest expense	-	-	(11,311)
Cost of aborted acquisition	-	-	(1,375,000)
Interest income	-	-	4,078
Gain on settlement agreement	-	-	132,270
Loss on impairment of assets	-	-	(3,546,695)
		-	(4,796,658)
Net loss	$(516,662)	$(193,587)	$(11,341,304)
Basic and diluted loss
per share	$(.03)	$(.02)
Weighted average number of
basic and diluted shares
outstanding	19,671,711	10,932,437

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
FORMERLY WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Continued)

				Surplus
				(Deficit)
	Common Stock		Additional	During
	Number of		Paid-In	Development	Subscriptions	Deferred	Treasury
	Shares	Amount	Capital	Stage	Receivables	Charges	Stock	Total
Balance at December 31, 2006	16,646,822	$16,647	$10,730,165	$(10,824,642)	$(19,783)	$(159,538)	$(130,551)	$(387,702)

Share issued for employment
services rendered	2,400,000	2,400	324,000	0	0	0	0	326,400

Stock based compensation	0	0	300,000	0	0	0	0	300,000

Repayment of receivable	0	0	0	0	19,783	0	0	19,783

Shares issued in connection
with the exercise of
shareholders’ options	1,480,000	1,480	250,120	0	0	0	0	251,600

Deferred charges	0	0	0	0	0	(423,975)	0	(423,975)

Net loss for the three months
ended March 31, 2007	0	0	0	(516,662)	0	0	0	(516,662)

Balance at March 31, 2007	20,526,822	$20,527	$11,604,285	$(11,341,304)	$0	$(583,513)	$(130,551)	$(430,556)

See accompanying notes to consolidated financial statements .

MEDLINK INTERNATIONAL INC.
FORMERLY WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

(UNAUDITED)

			Period from
			February 10,
	For the three		2000
	months ended		(inception)
	March 31,		to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(516,662)	$(193,587)	$(11,341,304)
Adjustments to reconcile net loss to
cash flows used in operating activities:
Depreciation	10,482	3,505	850,446
Amortization of deferred charges	45,825	1,593	165,487
Share based compensation	75,000	38,550	229,200
Issuance of common shares for
consulting and other services
rendered	81,600	68,000	3,832,465
Loss on impairment of assets	0	0	3,546,695
Imputed interest on officer's loan	0	0	947
Accounts receivable and other assets	19,783	58,719	39,623
Accrued expenses and other
current liabilities	31,526	(3)	342,785

Cash flows used in operating activities	(252,446)	(23,223)	(2,333,656)

Cash flows from investing activities:
Purchase of equipment	(183,062)	(28,000)	(303,723)
Purchase of intangible asset	(5,000)	0	(25,000)
Cash acquired in Med-Link acquisition	0	0	274
Investments in partnerships	0	0	(7,546)

Cash flows used in investing activities	(188,062)	(28,000)	(335,995)

Cash flows from financing activities:

Issuance of common stock	251,600	50,000	2,507,309
Repayment of bank loans	0	0	(47,333)
Purchase of company common shares	0	0	(73,551)
Proceeds from loan payable	0	0	45,908
Advances from officer/shareholders	188,908	1,223	235,840

Net cash flows provided by financing
activities	440,508	51,223	2,668,173
Net decrease in cash	0	0	(1,478)
Cash - beginning of period	0	0	1,478

Cash - end of period	$0	$0	$0

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC. FORMERLY
WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

(UNAUDITED)

(Continued)

			Period from
			February 10,
	For the three		2000
	months ended		(inception)
	March31,		to March 31,
	2007	2006	2007
Supplemental disclosures of cash
flows information:
Cash paid during the year for:
Interest	$0	$0	$11,300
Income taxes	$0	$800	$11,500

Non-cash financing activities:
   Reference is made to financial statements notes for certain non-cash financing activities.

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC. FORMERLY
WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

MEDLINK INTERNATIONAL INC. FORMERLY
WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

Accounting for Stock-Based Compensation

The FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective January 1, 2006. In 2007, the Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan and were based on the following estimates at the date of grant: expected life - 10 years, risk free interest rate - 4%, expected volatility 100%.

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

MEDLINK INTERNATIONAL INC. FORMERLY
WESTERN MEDIA GROUP CORPORATION
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

NOTE C - STOCKHOLDERS’ EQUITY

In the first quarter of 2007, two stockholders exercised their options to purchase 1,480,000 shares of the Company’s stock for $251,600.

On January 1, 2006, the Company entered into new employment agreements with three individuals. The individuals will serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. The three individuals received a 20% raise for 2007, resulting in cash compensation of $326,400 and agreed to accept 2,400,000 shares of the Company’s stock. In addition the employees will receive an option to purchase each year 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock on the date granted to the employee ($.30 in 2007). The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

For the three months ended March 31, 2007 $156,600 was charged to operations for the above mentioned employment agreement.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006

The Company's revenues from continuing operations for the quarters ended March 31, 2007 and 2006 were $0 and $0, respectively. The Lack of revenue is attributable to the Company’s continuing efforts on dvelopment of the MedLink EHR.

Expenses for the quarters ended March 31, 2007 and 2006 were $506,180 and $188,489, respectively. The increase in 2007 is primarily due to the Company’s more than 400% increase in Company personnel including Sales and IT, increased hardware purchases to increase IT infrasturucture and increased research and development efforts towards the MedLink EHR.

The Company had net losses of $(516,662) and $(193,587) in the quarters ended March 31, 2007 and March 31, 2006, respectively. The net losses resulted primarily from the Company's commitment to increase the Sales and IT staff, increased infrasturucture commitments and research and development of the MedLink EHR, and the employment agreements entered into as of January 1, 2006.

Liquidity and Capital Resources

At March 31, 2007, the Company had a working capital deficiency of $670,270 compared to a working capital deficiency of $604,037 at December 31, 2006. During the quarter ended March 31, 2007 two officers of the Company exercised 1,480,000 options of the Company’s Class A common stock to pursuant to exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for $251,600, the proceeds of which were utilized for the Company’s operations. While the Company believes revenue will be earned from the MedLink EHR and MedLink TV, there can be no assurance that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms, if at all.

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

Item 3. Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and CFO of the Company have identified the following internal control deficiencies:

- lack of segregation of duties relating to cash, receivables and safeguarding of assets.

The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to May 15, 2007.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, the Company sold 1,480,000 shares of its Class A common stock (par value $.001) for an aggregate purchase price of $.17 per share, pursuant to Option agreements withtwo of the Companies officers.. The proceeds of the sale were used for costs associated with the operations of the Company’business.

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

Date: May 15, 2007	MedLink International, Inc. By: /s/ Ray Vuono Name: Ray Vuono Title: CEO By: /s/ James Rose Name: James Rose Title: Vice President and Chief Financial Officer