Form 10QSB
period 2007-06-30
MEDLINK INTERNATIONAL, INC.
filed 2007-08-20
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June, 30 2007

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

631-342-8800
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 15, 2007 were 20,926,822 shares outstanding.

Transitional Small Business Format: Yes ☐ No ☒

MEDLINK INTERNATIONAL, INC.
I N D E X

Part	I	Financial Information

Item	1	Financial Statements
		Condensed Consolidated Balance Sheet June 30, 2007 (unaudited)

		Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006 (unaudited) and for the period from February 10, 2000 through June 30, 2007 (unaudited)

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited) and for the period from February 10, 2000 through June 30, 2007 (unaudited)

		Notes to Condensed Consolidated Financial Statements

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

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Part I: Financial Statements

Item 1: Financial Statements

Condensed consolidated Balance Sheet June 30, 2007 (unaudited)

Condensed consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006 (unaudited) and for the period from February 10, 2000 through June 30, 2007 (unaudited)

Condensed consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2007(unaudited)

Condensed consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited) and for the period from February 10, 2000 through June 30, 2007 (unaudited)

Notes to Consolidated Financial Statements

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007 (UNAUDITED)

ASSETS

Current assets:
Accounts receivable	$2,573

Total current assets	2,573

Office equipment (at cost)
net of accumulated depreciation of $87,528	346,577
Intangible asset (at cost),
net of accumulated amortization of $124	4,814

Security deposit	5,400
Goodwill	970,415
Other assets	11,983
1,339,189

$1,341,762

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS

Current liabilities:
Cash overdraft	$17,361
Accounts payable and accrued expenses	484,360
Current portion of capitalized lease payable	5,500
Loans payable - related parties	687,599

Total current liabilities	1,194,820

Long-term debt:
Note payable	831,250
Lease payable	8,250

Total long-term debt	839,500

Stockholders' Deficiency in Assets:
Preferred stock $.001 par value; 5,000,000 shares authorized; none issued
Common stock Class A $.001 par value; authorized 150,000,000 shares;
18,676,822 shares issued	18,677
Class B $.001 par value; authorized 50,000,000; 2,250,000 issued and outstanding	2,250
Subscription receivable	(100,000)
Minority interest	(75,118)
Deferred charges	(426,848)
Additional paid-in capital	11,862,135
Deficit accumulated during the development stage	(11,843,103)
(562,007)

Treasury stock (917,227 shares), at cost	(130,551)

Total stockholders' deficiency in assets	(692,558)

$1,341,762

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND THE PERIOD FROM FEBRUARY 10, 2000 TO JUNE 30, 2007 (UNAUDITED)

	For the three months ended		For the six months ended		For the period from February 10, 2000
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Sales	$69,397	$0	$69,397	$0	$404,968

Costs and expenses:
Operating and administrative	567,169	354,009	1,073,349	542,498	$6,626,940
Depreciation and amortization	21,896	8,641	32,378	13,739	872,342
	589,065	362,650	1,105,727	556,237	7,499,282

Operating loss before other income
(expense) and minority interest	(519,668)	(362,650)	(1,036,330)	(556,237)	(7,094,314)

Other income (expense):
Cost of aborted acquisition	0	0	0	0	(1,375,000)
Interest expense	0	0	0	0	(11,311)
Gain on settlement agreement	0	0	0	0	132,270
Interest income	0	0	0	0	4,078
Loss on impairment of assets	0	0	0	0	(3,516,695)
	0	0	0	0	(4,766,658)

Minority interest	17,869	0	17,869	0	17,869

Net loss	$(501,799)	$(362,650)	$(1,018,461)	$(556,237)	$(11,843,103)

Basic and diluted loss per share	$(.02)	$(.03)	$(.05)	$(.05)

Weighted average number of basic
and diluted shares outstanding	20,626,821	12,029,214	20,576,821	11,480,825

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

				Surplus
				(Deficit)
	Common Stock		Additional	During
	Number of		Paid-In	Development	Subscriptions	Deferred	Minority	Treasury
	Shares	Amount	Capital	Stage	Receivables	Charges	Interest	Stock	Total

Balance at December 31, 2006	16,646,822	$16,647	$10,730,165	$(10,824,642)	$(19,783)	$(159,538)	$(0)	$(130,551)	$(387,702)

Share issued for employment services rendered	2,400,000	2,400	324,000	0	0	0	0	0	326,400

Stock based compensation	0	0	300,000	0	0	0	0	0	300,000

Repayment of receivable	0	0	0	0	19,783	0	0	0	19,783

Shares issued in connection with the exercise of shareholders’ options	1,480,000	1,480	250,120	0	0	0	0	0	251,600

Shares issued for consulting services	25,000	25	33,725	0	0	0	0	0	33,750

Shares sold	375,000	375	204,625	0	(100,000)	0	0	0	105,000

Options issued for consultants service	0	0	19,500	0	0	0	0	0	19,500

Deferred charges	0	0	0	0	0	(267,310)	0	0	(267,310)

Anywhere MD acquisition	0	0	0	0	0	0	(75,118)	0	(75,118)

Net loss for the six months ended June 30, 2007	0	0	0	(1,018,461)	0	0	0	0	(1,018,461)

Balance at June 30, 2007	20,926,822	$20,927	$11,862,135	$(11,843,103)	$(100,000)	$(426,848)	$(75,118)	$(130,551)	$(692,558)

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
			February 10,
			2000
	For the six months ended		(inception)
	June 30,	June 30,	to June 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(1,018,461)	$(556,237)	$(11,843,103)
Adjustments to reconcile net loss to cash flows
used in operating activities:
Depreciation	32,378	13,739	872,342
Amortization of deferred charges	91,650	0	211,312
Share based compensation	150,000	0	304,200
Issuance of common shares for consulting and
other services rendered	182,700	175,217	3,933,565
Loss on impairment of assets	0	0	3,546,695
Imputed interest on officer's loan	0	0	947
Accounts receivable	(2,573)	58,719	17,267
Accrued expenses and other current liabilities	117,706	91,031	428,967

Cash flows used in operating activities	(446,600)	(217,531)	(2,527,808)

Cash flows from investing activities:
Purchase of fixed assets	(327,035)	(83,592)	(447,696)
Purchase of intangible asset	0	0	(20,000)
Cash acquired in Med-Link acquisition	0	0	274
Investments in partnerships	0	0	(7,546)
Purchase price of Anywhere MD and liabilities
in excess of assets acquired	(95,415)	0	(95,415)

Cash flows used in investing activities	(422,450)	(83,592)	(570,383)

Cash flows from financing activities:
Issuance of common stock	356,600	350,000	2,612,307
Repayment of loans	(43,750)	0	(91,083)
Purchase of company common shares	0	0	(73,551)
Minority Interest	(75,118)	0	(75,118)
Proceeds from loan payable	0	0	45,908
Advances from (to) officer/shareholders	631,318	(24,244)	678,250

Net cash flows provided by financing activities	869,050	325,756	3,096,713

Net increase (decrease) in cash	0	24,633	(1,478)
Cash - beginning of period	0	0	1,478

Cash - end of period	$0	$24,633	$0

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

			Period from
			February 10,
			2000
	For the six months ended		(inception)
	June 30,	June 30,	to June 30,
	2007	2006	2007

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$0	$0	$11,300

Income taxes	$0	$1,700	$11,500

Non-cash financing activities:
Reference is made to financial statements notes for certain non-cash financing activities.

See accompanying notes to consolidated financial statements.

MEDLINK INTERNAIONAL INC.
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

NOTE A - DESCRIPTION OF THE BUSINESS

Business Activity

Medlink International Inc. (formerly Western Media Group Corporation) is a provider of full service communication networks for physicians and hospitals.

On May 14, 2007, the Company purchased 62.5% of the outstanding shares of Anywhere MD, Inc.

The Company purchased 10,000,000 shares of Anywhere MD, Inc.’s common stock for $100,000 and also purchased 130,000,000 shares of Anywhere MD. Inc.’s stock from the majority shareholder of Anywhere MD, Inc. for the purchase price of $875,000.

Anywhere MD, Inc. develops, markets, sells and supports proprietary software applications for mobile handheld devices. These mobile applications provide the physician with the most recent and accurate healthcare information at the “Point Of Care.” Anywhere MD’s expertise in clinical documentation for physicians offers a broad range of technology products to improve productivity for healthcare providers and enable them to diagnose, treat and manage patient information at the highest level.

The total purchase shares represents a 62.5% interest in Anywhere MD Inc. and the acquisition of Anywhere MD, was accounted for under the purchase method of accounting, with resulting goodwill of $970,415.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries and includes the financial statement of Anywhere MD Inc. as of June 30, 2007 and the result of its operations since the date of acquisition (May 14, 2007) through June 30, 2007. All intercompany accounts and transactions have been eliminated.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Goodwill and Indefinite-Lived Purchased Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill acquired in business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the end of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

NOTE C - STOCKHOLDERS’ EQUITY

In the second quarter of 2007, the Company entered into a subscription agreement with an individual for a private placement in the amount of $205,000 to purchase 375,000 shares of the Company’s stock for a purchase price of $.547 per share.

In the second quarter, the Company issued 25,000 shares of the Company’s stock in exchange for consulting services. The shares were valued at the closing price of the Company’s common shares on the date of the agreement $1.35.

In the first quarter of 2007, two stockholders exercised their options to purchase 1,480,000 shares of the Company’s stock for $251,600.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

NOTE C - STOCKHOLDERS’ EQUITY (CONTINUED)

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

For the three months and six months ended June 30, 2007 $156,600 and $313,200, respectively, was charged to operations for the above mentioned employment agreement.

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

Status of Operations

The Development of the MedLink EHR 3.0 is complete and is currently being sold and installed in practices across the country. The feedback from physicians and their staff has been overwhelming positive to date and the company is aggressively adding more sales, training, and support staff to its Islandia office and has recently completed an 1,100 square foot addition to its office in Islandia to support the additional administrative needs. MedLink EHR Lite installations have been successful and the company has had success in converting MedLink HER Lite users into full MedLink EHR 3.0 users.

Currently the Company has installed just under 100 MedLink TV’s in conjunction with its partner Dynatek Media across the New York area, primarily focused in the boroughs of New York City. The Company has orders for more than 200 additional MedLink TV’s that are expected to be installed by mid September. It is the Company’s belief that it will be able to begin generating advertising revenue from MedLink TV by the beginning of the 4th quarter upon the realization of 300 installations that will formalize MedLink TV as a formidable medium to advertisers in the medical sector.

MedLink is working with the sales team of Anywhere MD to further MedLink TV installations with their current physician base of 4,500 physicians in addition to promoting the MedLink EHR 3.0 and its associated services and has already converted a medical center in Oklahoma through a joint marketing operation with Anywhere MD.

During the 2nd quarter MedLink opened an IT development office in Hyderabad, India, that will cut development costs significantly for the Company while increasing resources to upgrade current systems and integrate with other products. The development team will be upgrading the Anywhere MD platforms to more cutting edge technologies that will allow for a new release of the Anywhere MD products and increase receivables from its existing client base.

MedLink is also focused on securing the endorsement of medical associations across the country and has already taken significant steps to acquiring such an endorsement from a large association and will utilize the opportunity to market MedLink TV, MedLink EHR and the Company’s associated products and services to the members of these associations.

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

During the second quarter ended June 30, 2007, MedLink completed the development of MedLink EHR version 3.0 and opened an healthcare IT development center in Hyderabad, India as well as continued to aggressively establish strategic relationships to allow for the Company’s goal of the MedLink EHR Lite becoming the primary delivery method of radiology reports and images to physicians in the U.S.

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

Recent Developments:

On May 14, 2007, MedLink entered into a stock purchase agreement by and among Anywhere MD, Inc. and Steven J. Hixson, the majority shareholder, President and Chief Executive Officer of Anywhere MD, for the acquisition of a total of one hundred forty million (140,000,000) common shares, comprising, in the aggregate, a 62.54% interest in Anywhere MD.

Anywhere MD, Inc. has been a player in the EMR and healthcare information technology markets for the past thirteen (13) years and has developed a successful suite of mobile EMR technologies tailor made to the needs of the chiropractic market and is leveraging its experience in clinical documentation products to expand its revenue base and enter new healthcare markets.

The Company has sold over 4,400 systems over the past 13 years, with minimal marketing expenditures; a situation that Anywhere MD plans to improve with an increased major marketing initiative in conjunction with MedLink. The total addressable market for Aynwhere MD’s technology suite in chiropractic and physical therapy applications is estimated by the Company at more than $200 million, with an annual support market of roughly $80 million.

Anywhere MD’s Auto-Pilot and Auto-DOC EMR solutions can provide chiropractic practices with comprehensive and streamlined mobile access to patient data in the treatment room, home, or on the road, providing cost effective and easy-to-use medical documentation solutions that can streamline the host of S.O.A.P. notes, narrative reports, patient and physician letters, and insurance and managed care forms into a single on-the-fly interface.

At a price point of approximately $1,995 for the Auto-Pilot product and with product upgrade costs of roughly $600-$700 as they become available, Anywhere MD can offer its product suite more affordably to small healthcare practices, a major advantage when competitors pricing can easily exceed $50,000.

Currently, Anywhere MD is preparing to ramp-up in its operations and to increase sales and profits. The Company is planning on rolling out an enhanced marketing initiative to promote its proven product suite to the chiropractic Industry, while simultaneously seeking new and complimentary markets, such as physical therapy. Currently, the Company has limited its marketing expenditures with most sales limited to telemarketing sales channels; with the implementation of this new program, Anywhere MD plans to dramatically change and broaden its sales strategies and tactics, with seminar sales, trade shows, association meetings, and VAR’s among other potential options.

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

MedLink is dedicated to creating and providing the digital backbone for the delivery of enhanced medical services to healthcare professionals nationwide through a suite of network, communication, management, financial and value-added solutions through the utilization of its Virtual Private Network (MedLink VPN). The VPN connects the healthcare professionals with vital information and key resources creating efficiencies and thereby achieving optimal, real-time delivery of patient information at industry leading security standards.

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

MedLink EHR Lite

The MedLink EHR Lite works in conjunction with the MedLink EHR for referring physicians to view radiology reports and images from associated Radiology centers. The referring physicians will utilize the MedLink EHR Lite to view current and past reports on their patients enabling them to generate a more accurate electronic health record of their patients. The seamless integration into a patient's electronic health record is unique to MedLink and MedLink hopes to make the process the standard moving forward for the delivery of reports and images from radiology centers.  The MedLink EHR Lite will help to speed the diagnostic process and significantly reduce patient wait times.

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

MedLink TV

In March of 2007, the Company announced the launch of MedLink TV with its strategic partner Dynatek Media. Whereby, MedLink TV will deploy 40” & 32” Samsung LCD screens in the waiting rooms of medical offices and clinics. MedLink TV will comprise one of the foremost out-of-home broadcast networks reaching a captive audience of consumers.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

The Company's revenues from continuing operations for the quarter ended June 30, 2007 and 2006 were $69,397 and $0, respectively. The Company’s revenues from continuing operations for the 6 months ending June 30, 2007 and June 30, 2006 were $69,397 and $0, respectively. The increase in revenues represents the completion of MedLink EHR 3.0 and the initiation of sales of the application and sales from the Company’s recent acquisition of Anywhere MD.

Expenses for the quarter ended June 30, 2007 and 2006 were $567,169 and $354,009, respectively. Expenses for the six months ended June 30, 2007 and June 30, 2006 were $1,073,349 and $542,498, respectively. The increase in 2007 is primarily due to the Company’s more than 800% increase in Company personnel including Sales and IT, increased marketing expenditures, increased hardware purchases to increase IT infrastructure and increased research and development efforts towards the MedLink EHR.

The Company had net losses of $(501,799) and $(362,650) in the quarter ended June 30, 2007 and June 30, 2006, respectively. The Company had net losses for the six months ended June 30, 2007 and June 30, 2006, $(1,018,461) and $(556,237) respectively. The net losses resulted primarily from the Company's commitment to increase the Sales and IT staff, increased marketing, increased infrastructure commitments and research and development of the MedLink EHR, and the employment agreements entered into as of January 1, 2006.

Liquidity and Capital Resources

At June 30, 2007, the Company had a working capital deficiency of $1,194,820 compared to a working capital deficiency of $604,037 at December 31, 2006. The primary increase is related to increases in loans due to two of the Company’s officer’s that are non-interest bearing, the proceeds from the loans were utilized for the Company’s operations and the acquisition of Anywhere MD, Inc. While the Company believes revenue will be earned from the MedLink EHR and MedLink TV, there can be no assurance that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms, if at all.

Item 3. Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and CFO of the Company have identified the following internal control deficiencies:

-	lack of segregation of duties relating to cash, receivables and safeguarding of assets.

The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 15, 2007.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended June 30, 2007, the Company sold 375,000 shares of its Class A common stock (par value $.001) for an aggregate purchase price of $.55 per share, pursuant to a subscription agreement with an individual in a private placement. The proceeds of the sale were used for costs associated with the operations of the Company’s business.

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

MedLink International, Inc.

Date: August 15, 2007	By:	/s/ Ray Vuono
Name: Ray Vuono
Title: CEO

By:	/s/ James Rose
Name: James Rose
Title: Vice President and Chief Financial Officer