Form 10QSB
period 2007-09-30
MEDLINK INTERNATIONAL, INC.
filed 2007-11-19
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September, 30 2007

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 2-71164

MEDLINK INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	41-1311718
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Oval Drive, Suite 200B, Islandia, NY 11749
(Address of principal executive offices)

631-342-8800
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes { } No {X}

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 15, 2007 were 22,021,822 shares outstanding.

Transitional Small Business Format: Yes { } No {X}

MEDLINK INTERNATIONAL, INC.
I N D E X

Part I	Financial Information

Item 1	Financial Statements

Condensed Consolidated Balance Sheet September 30, 2007 (unaudited)

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 (unaudited) and for the period from February 10, 2000 through September 30, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited) and for the period from February 10, 2000 through September 30, 2007 (unaudited)

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

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Financial Statements

Condensed consolidated Balance Sheet
September 30, 2007 (unaudited)

Condensed consolidated Statement of Stockholders’ Equity
(Deficit) for the nine months ended September 30, 2007 (unaudited)

Condensed consolidated Statements of Operations
for the nine months and three months ended September 30, 2007 and 2006 (unaudited) and for the period from
February 10, 2000 through September 30, 2007 (unaudited)

Condensed consolidated Statements of Cash Flows
for the nine months ended September 30, 2007 and
2006 (unaudited) and for the period from February 10,
2000 through September 30, 2007 (unaudited)

Notes to Condensed Financial Statements

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

September 30, 2007 (UNAUDITED)

ASSETS

Current assets:
Accounts receivable	$6,674

Total current assets	6,674

Office equipment (at cost), net of accumulated depreciation of $117,212	334,083
Intangible asset (at cost), net of accumulated amortization of $246	4,692
Security deposit	5,400
Goodwill	970,415
Other assets	51,356

$1,372,620

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

September 30, 2007 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS

Current liabilities:
Cash overdraft	$7,153
Accounts payable and accrued expenses	459,896
Current portion of capitalized lease payable	5,500
Loans payable - related parties	790,779

Total current liabilities	1,263,328

Long-term debt:
Note payable	831,250
Lease payable	8,250

Total long-term debt	839,500

Minority interest	(95,920)

Commitments and Contingencies

Stockholders' Deficiency in Assets:
Preferred stock $.001 par value; 5,000,000 shares authorized; none issued
Common stock Class A $.001 par value; authorized 150,000,000 shares;
18,771,822 shares issued	18,772
Class B $.001 par value; authorized 50,000,000; 3,250,000 issued and outstanding	3,250
Subscription receivable	(100,000)
Deferred charges	(200,408)
Additional paid-in capital	12,110,958
Deficit accumulated during the development stage	(12,336,309)
(503,737)

Treasury stock, at cost	(130,551)
Total stockholders' deficiency in assets	(634,288)

$1,372,620

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

				Surplus
				(Deficit)
	Common Stock		Additional	During
	Number of		Paid-In	Development	Subscriptions	Deferred	Treasury
	Shares	Amount	Capital	Stage	Receivables	Charges	Stock	Total

Balance at December 31, 2006	16,646,822	$16,647	$10,730,165	$(10,824,642)	$(19,783)	$(159,538)	$(130,551)	$(387,702)

Share issued for employment services rendered	2,400,000	2,400	324,000	0	0	0	0	326,400

Stock based compensation	0	0	300,000	0	0	0	0	300,000

Repayment of receivable	0	0	0	0	19,783	0	0	19,783

Shares issued in connection with the exercise of shareholders’ options	1,480,000	1,480	250,120	0	0	0	0	251,600

Shares issued for consulting services	50,000	50	45,725	0	0	0	0	45,775

Shares sold	1,445,000	1,445	418,555	0	(100,000)	0	0	320,000

Options issued for consultants service	0	0	42,393	0	0	0	0	42,393

Deferred charges	0	0	0	0	0	(40,870)	0	(40,870)

Net loss for the nine months ended September 30, 2007	0	0	0	(1,511,667)	0	0	0	(1,511,667)

Balance at September 30, 2007	22,021,822	$22,022	$12,110,958	$(12,336,309)	$(100,000)	$(200,408)	$(130,551)	$(634,288)

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007
AND 2006 AND THE PERIOD FROM FEBRUARY 10, 2000 TO SEPTEMBER 30, 2007 (UNAUDITED)

					For the period from
	For the three months ended		For the nine months ended		February 10, 2000
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Sales	$89,015	$11,945	$158,412	$11,945	$493,983

Costs and expenses:
Operating and administrative	573,217	212,951	1,646,566	755,449	7,200,157
Depreciation and amortization	29,806	11,613	62,184	25,352	902,148
	603,023	224,564	1,708,750	780,801	8,102,305
Operating loss before other income
(expense) and minority interest	(514,008)	(212,619)	(1,550,338)	(768,856)	(7,608,322)

Other income (expense):
Cost of aborted acquisition	0	0	0	0	(1,375,000)
Interest expense	0	0	0	0	(11,311)
Gain on settlement agreement	0	0	0	0	132,270
Interest income	0	0	0	0	4,078
Loss on impairment of assets	0	0	0	0	(3,516,695)
	0	0	0	0	(4,766,658)

Minority interest	20,802	0	38,671	0	38,671

Net loss	$(493,206)	$(212,619)	$(1,511,667)	$(768,856)	$(12,336,309)

Basic and diluted loss per share	$(.02)	$(.02)	$(.07)	$(.06)

Weighted average number of basic
and diluted shares outstanding	21,696,655	13,303,456	20,671,561	12,203,721

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
			February 10,
			2000
	For the nine months ended		(inception)
	September 30,	September 30,	to September 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(1,511,667)	$(768,856)	$(12,336,309)
Adjustments to reconcile net loss to cash flows
used in operating activities:
Minority interest	(95,920)	0	(95,920)
Depreciation	62,184	25,355	902,148
Amortization of deferred charges	156,606	0	276,268
Share based compensation	225,000	0	379,200
Issuance of common shares for consulting and
other services rendered	205,593	231,832	3,956,458
Loss on impairment of assets	0	0	3,546,695
Imputed interest on officer's loan	0	0	947
Accounts receivable	(6,674)	58,719	13,166
Accrued expenses and other current liabilities	142,170	121,649	453,431

Cash flows used in operating activities	(822,708)	(331,301)	(2,903,916)

Cash flows from investing activities:
Purchase of fixed assets	(344,225)	(119,809)	(464,886)
Purchase of intangible asset	0	0	(20,000)
Cash acquired in Med-Link acquisition	0	0	274
Investments in partnerships	0	0	(7,546)
Purchase price of Anywhere MD and liabilities
in excess of assets acquired	(95,415)	0	(95,415)

Cash flows used in investing activities	(439,640)	(119,809)	(587,573)

Cash flows from financing activities:
Issuance of common stock	571,600	500,000	2,827,307
Repayment of loans	(43,750)	0	(91,083)
Purchase of company common shares	0	0	(73,551)
Proceeds from loan payable	0	0	45,908
Advances from (to) officer/shareholders	734,498	(35,643)	781,430

Net cash flows provided by financing activities	1,262,348	464,357	3,490,011

Net increase (decrease) in cash	0	13,247	(1,478)
Cash - beginning of period	0	0	1,478
Cash - end of period	$0	$13,247	$0

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

			Period from
			February 10,
			2000
	For the nine months ended		(inception)
	September 30,	September 30,	to September 30,
	2007	2006	2007

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$0	$0	11,300

Income taxes	$0	$1,700	$11,500

Non-cash financing activities:
Reference is made to financial statements notes for certain non-cash financing activities.

See accompanying notes to consolidated financial statements.

MEDLINK INTERNAIONAL INC.
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company had incurred cumulative losses of approximately $12,336,309.  As of September 30, 2007 we have negative working capital of approximately $1,256,654.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. (i) Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service. (ii) Management is also planning to continue to finance the company using their own personal funds or using the equity that they personally own in the company.  (iii) Management intends to increase revenues and is actively pursuing additional contracts in several markets.

MEDLINK INTERNAIONAL INC.
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

NOTE A - DESCRIPTION OF THE BUSINESS (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries and includes the financial statement of Anywhere MD Inc. as of September 30, 2007 and the result of its operations since the date of acquisition (May 14, 2007) through September 30, 2007. All intercompany accounts and transactions have been eliminated.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Accounting for Stock-Based Compensation

The FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective January 1, 2006. The Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

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

NOTE C - STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2007, the Company entered into subscription agreements for private placements in the amount of $420,000 to purchase 1,445,000 shares of the Company’s stock for a purchase price of $.291 per share.

For the nine months ended September 30, 2007, the Company issued 50,000 shares of the Company’s stock in exchange for consulting services. The shares were valued at the closing price of the Company’s common shares on the date of the agreements.

For the nine months ended September 30, 2007, the Company issued options to consultants to purchase 530,000 shares of the Company’s common stock. The exercise price of the options ranged from $.30 to $.64 per share. The options expire in two years and have a two year vesting period during which they will be forfeited if the employee is terminated.

MEDLINK INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

NOTE C - STOCKHOLDERS’ EQUITY (CONTINUED)

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

For the three months and nine months ended September 30, 2007 $156,600 and $469,800, respectively, was charged to operations for the above mentioned employment agreement.

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

Status of Operations

The Development of the MedLink EHR 3.0 is complete and is currently being sold and installed in practices across the country. The feedback from physicians and their staff has been overwhelming positive to date and the company is aggressively adding more sales, training, and support staff to its Islandia office and has recently completed an 1,100 square foot addition to its office in Islandia to support the additional administrative needs. MedLink EHR Lite installations have been successful and the company has had success in converting MedLink EHR Lite users into full MedLink EHR 3.0 users.

Currently the Company has installed over 100 MedLink TV’s in conjunction with its partner Dynatek Media across the New York area, primarily focused in the boroughs of New York City. The Company has orders for more than 200 additional MedLink TV’s that are expected to be installed by the end of the year. It is the Company’s belief that it will be able to begin generating advertising revenue from MedLink TV during the 4th quarter upon the realization of 300 installations that will formalize MedLink TV as a formidable medium to advertisers in the medical sector.

The Company has been aggressively seeking endorsements for the MedLink TV and its other priducts including the EHR. The New York County Medical Society (“NYCMS”), with more than 6,000 members was the first medical society to endorse MedLink TV to all of its members, to date the NYCMS endorsement has been extremely successful. The company has also installed the MedLink TV at the Texas Medical Association’s (“TMA”) main office in Austin, the TMA is the largest medical society in the country and the company intends on receiving their endorsement before the end of the year. In addition, the Company is in discussions with 2 other large state societies, 3 county societies, 2 radiology groups, and 4 hospital groups for endorsements of the Company’s products.

MedLink is working with the sales team of Anywhere MD to further MedLink TV installations with their current physician base of 4,500 physicians in addition to promoting the MedLink EHR 3.0 and its associated services and has already converted a medical center in Oklahoma through a joint marketing operation with Anywhere MD. The integration between Anywhere MD and MedLink’s software products is almost complete, allowing Anywhere MD physicians access to a complete billing solution and EHR features such as e-prescription, e-labs, and radiology to enhance the current Auto-Doc practice management application. Both company’s expect the integration to increase sales for both products in 2008 due to the HL7 integration.

During the 2nd quarter MedLink opened an IT development office in Hyderabad, India, that will cut development costs significantly for the Company while increasing resources to upgrade current systems and integrate with other products. The development team is continuing to upgrade the Anywhere MD platforms to more cutting edge technologies that will allow for a new release of the Anywhere MD products and increase receivables from its existing client base.

MedLink is actively approaching other Radiology Centers in the U.S. and expects to have more than 200 radiology centers across the U.S. in 2008 utilizing the MedLink EHR Lite version to deliver their radiology reports and images to their referring physician base. Currently the referring physician base that can utilize the MedLink EHR Lite version to access their reports and images is a little more than 42,000, representing nearly 10% of all U.S. based physicians.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

The Company's revenues from continuing operations for the quarter ended September 30, 2007 and 2006 were $89,015 and $11,945, respectively. The Company’s revenues from continuing operations for the 6 months ending September 30, 2007 and September 30, 2006 were $158,142 and $11,945, respectively. The increase of revenue is attributable to sales of the MedLink EHR and Anywhere MD’s AutoDoc.

Expenses for the quarter ended September 30, 2007 and 2006 were $603,023 and $224,564, respectively. Expenses for the nine months ended September 30, 2007 and September 30, 2006 were $1,708,750 and $780,801respectively. The increase in 2007 is primarily due to the Company’s more than 400% increase in Company personnel including Sales and IT, increased hardware purchases to increase IT infrastructure and increased research and development efforts towards the MedLink EHR.

The Company had net losses of $493,206 and $212,619 in the quarter ended September 30, 2007 and September 30, 2006, respectively. The Company had net losses for the nine months ended September 30, 2007 and September 30, 2006, $1,511,667 and $768,856, respectively. The net losses resulted primarily from the Company's commitment to increase the Sales and IT staff, increased infrastructure commitments and research and development of the MedLink EHR, and the employment agreements entered into as of January 1, 2006.

Liquidity and Capital Resources

At September 30, 2007, the Company had a working capital deficiency of $1,263,328 compared to a working capital deficiency of $604,037 at December 31, 2006, the increase is primarily due to the acquisition of Anywhere MD, Inc. While the Company believes revenue will be earned from the MedLink EHR, MedLink TV and Auto-Doc, there can be no assurance that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms, if at all.

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

Item 3. Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

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

None

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

MedLink International, Inc.

Date: November 15, 2007	By:	/s/ Ray Vuono
	Name:	Ray Vuono
	Title:	CEO

By:	/s/ James Rose
Name:	James Rose
Title:	Vice President and Chief Financial Officer