Form 10KSB
period 2007-12-31
MEDLINK INTERNATIONAL, INC.
filed 2008-04-15
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______

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

MedLink International, Inc. revenues from continuing operations for the fiscal year ended December 31, 2007 were $280,022.

Aggregate market value of the voting and non voting equity held by non-affiliates was approximately, $6,959,128 as of March 31, 2008. There were a total of approximately 7,403,328 shares held by non-affiliates as of such date.

The Company’s stock transfer agent is Computershare, 350 Indiana St, Suite 800, Golden, Colorado 80401.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,877,351class A shares and 5,361,876 class B shares outstanding as of March 31, 2008.

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

PART I

Item 1.  Description of Business

The Company’s Background

MedLink International Inc. is a Delaware corporation that was incorporated in Minnesota in 1977 as Ionics Controls, Inc. and changed its domicile to Delaware in October of 2005. Our Class A common stock trades on the Over-the Counter Bulletin Board under the symbol “MLKNA” and our Class B common stock trades on the Frankfurt Stock Exchange under the symbol WM6B

We changed our name from Western Media Group Corporation to MedLink International, Inc. in October 2005. The change was made in connection with the merger into MedLink International, Inc. Delaware Corporation in October 2005. We formed MedLink International, Inc. in connection with the Annual Shareholder meeting held October 24th, 2005 to properly identify the Company’s main product offerings with that of the parent company.

Our principal executive offices are located at 11 Oval Drive, Suite 200B, Islandia, NY 11749 and our telephone number is (631) 342-8800. The Company’s web site address is www.medlinkus.com.

Our Business

The Company is in the business of selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. MedLink offer its services as stand-alone, combined or enterprise-wide systems. The Company’s flagship product the MedLink TotalOffice EHR® software enables physicians to utilize one solution to handle all of their practice management needs from scheduling, to practice management, to medical billing in an all in one user friendly application.

The majority of MedLink’s business operations are carried out by MedLink International, Inc. and its flagship products the MedLink VPN and MedLink EHR. The MedLink VPN incorporates several third party applications from its partners, including Kodak, LabTest, WiredMD, E-Copy, American Medical Association (AMA), Emdeon, Quest Diagnostics, I-Plexus, and SnapGear. The Company also provides MedLink TV, medical billing, messaging, video teleconferencing, document management and advertising services to the health care community.

MedLink Solutions & Services

MedLink EHR

MedLink TotalOffice integrates scheduling, patient registration, billing, document management, messaging, encounter notes, e-Prescribing and e-Labs into one practice management solution. MedLink TotalOffice contains all patients’ demographic information, including notes, appointments, lab results, history of visits, as well as all insurance and financial information. TotalOffice centralizes your patient medical records and streamlines the diagnostic and treatment processes while allowing you to manage patient’s insurance and co-payment information and establish a simple workflow for generating and submitting accurate bills, dramatically reducing insurance company rejections.

Scheduling
•	Easy to use
•	Color Coding Appointments
easy to track status of patients
from check in to check out
•	Adjustable time slots mirror
the way you work today.
•	Remote Access……able to review schedule day and night
•	Integrated with patient records….less chart pulls
•	Integrates multiple physicians at multiple locations…..see schedule for all locations…..coordinate schedules for all locations
•	Ability to set physicians schedule……..eliminates scheduling conflicts
•	Efficiency = More Patient Visits = $$$$

Patient Registration & Demographics
•	All demographic information
captured on single screen
•	Easily scan all pertinent documents
including insurance card, right from
registration screen
•	Collect all insurance information, including co-pays
•	Take picture of patient
•	Create contact list

Patient Chart
•	Easy entry of all vitals and patient histories
•	Record of all Visits and Frequent complaints
•	Allergies and Alerts
•	Immunization records…….includes common schedules
•	History of Laboratory results
•	Create Care Plans for chronic illnesses

Encounter Notes & Templates
•	Easily create your own templates to mirror the way you currently work and eliminate repetitive tasks
•	Simple point and click entry
•	Hundreds of existing templates to choose from
•	Incorporate all patient information into final note

Billing
•	One interface for managing claims
from start to finish
•	EOB’s can be entered quickly and easily
•	Accounts receivables can be managed
for optimal recovery
•	Coding can be done at point of care, or post visit
•	Updated CPT database
•	Commonly used code list improves speed and efficiency
•	Completely integrated with EHR…….no duplicate entry
•	Complete tracking tools and reporting
•	Partnership with billing clearinghouses allows for electronic submission

Document Management
•	Capture, manage & share documents with the touch of a button
•	Patient records are filed directly into their EHR for easy retrieval
•	Provides the easiest, most inexpensive way to bridge the gap and move to a fully integrated, completely paperless electronic health record.

e-Prescribing
•	Create prescriptions quickly and easily
•	Improves patient safety
•	Reduce adverse drug interactions
•	Ensure correct dosages
•	Improve formulary compliance

e-Labs
•	Organize hospital and laboratory reports electronically in a single location
•	Receive on-screen notification of unviewed reports, including alerts for abnormal reports that are out of range
•	Save lab reports as part of Patient Record, for easy viewing and retrieval
•	Streamline reports delivery to a single manageable process
•	Access reports securely from any internet connection
•	Securely forward patient’s lab reports to affiliated physicians

Reporting
•	Billing Reports (A/R, aging, by payor, etc…)
•	Patient Statements
•	Patient Lists

Secure Messaging
•	Secure messaging system for internal and external email
•	HIPAA Compliant communication
•	Notifies you of prescription renewal requests and pending lab results

Remote Access
•	MedLink EHR is fully accessible form any site with internet access, using the HIPPA compliant MedLink Virtual Private Network

Disaster Recovery
•	All records are backed up in our secure data facility (see more information below)

Training and Ongoing Support

MedLink believes in the “evolutionary” approach to implementing EHR, whereby we create a roadmap for practices to help them achieve their goals with regard to Electronic Health Records, e-Prescribing, Document Management, HIPAA Compliance, etc……..while minimizing or even eliminating any disturbance to the normal workflow within the office. We offer simple, easy to use tools which can dramatically improve efficiency within many practices, while ultimately allowing physicians to generate more revenue and cut costs By supplying continuing education and on site training, as well as real time support, we are able to assist practices in adopting these very valuable tools, at a pace that is comfortable for both physician & staff.

Dollars & Sense

•	Minimize the cost of maintaining records and storing patient charts and files
•	Reduce the number of staff members required to support traditional paper medical record activities
•	Decrease spending on supplies, courier services and physical space
•	Improve reimbursement via access to a complete medical record, more detailed documentation
•	Increase cash recovery via faster access to medical records and more comprehensive accounts receivable tools
•	Accelerate the claims and accounts receivable processes
•	Reduce the costs of HIPAA compliance
•	Minimizes resources required for order entry and report handling
•	Eliminates work that has to be redone due to inaccurate insurance, test codes, etc., on orders
•	Collects information required for secondary and tertiary insurance coverage, and provides easy tools for crossover and rebill

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

MedLink EHR Lite

The MedLink EHR Lite works in conjunction with the MedLink EHR for referring physicians to view radiology reports and images, submit and receive lab results and to prescribe medications electronically.  The referring physicians of Radiology Centers and Labarotories affiliated with MedLink will utilize the MedLink EHR Lite free of charge to view current and past reports on their patients enabling them to generate a more accurate electronic health record of their patients as well as the ability to e-precribe medications for those patients. The seamless integration into a patient's electronic health record is unique to MedLink and MedLink hopes to make the process the standard moving forward for the delivery of reports and images from radiology centers.  The MedLink EHR Lite will help to speed the diagnostic process and significantly reduce patient wait times.

MedLink utilizes a Lite version of the MedLink EHR, which includes the following features to referring physicians of Radiology Centers and Labs affiliated with MedLink. The free features include: scheduler, patient demographics, messaging center and radiology reports and associated images, e-prescription, and lab ordering and electronic lab results. With less than 15% of american physicians utilizing EHR technology, the MedLink EHR Lite version alleviates a lot of the data entry associated with implementing an EHR system whereby patient demographics are automatically derived from the radiology centers information system.

The MedLink EHR Lite version, which is provided free to eligible physicians, currently more than 80,000, will display pharmaceutical and other relevant advertising on the log-in and home page of the application. This offers advertisers a unique opportunity to reach a specific demographic for their advertising content directly on the physician’s desktop, as well as an additional revenue stream for the Company.

MedLink will offer its full suite of MedLink EHR products, such as the MedLink DocManager, MedLink Billing, Notes and other related services that start at $299/month per practice to the MedLink EHR Lite users.

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

In the past 6 months, the MedLink TV intiative has received endorsements from major medical socities including Texas Medical Association, New York County Medical Socities and a host of other county medical societies. The endorsement have been overwhelmingly positive with more request coming in daily than our current capacity to install. Currently there are just over 200 MedLink Tv installations in 7 seven states, with projections of 2,300 installations by the end of 2008, of which 1,800 will be in Texas.

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

MedLink TV recently signed an advertising agency agreement with SeeSaw Networks, which is the largets national digital signage ad placement agency and received a letter of commitment from Omnicom, one of the largest advertising agencies in the world.

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

Advertising

MedLink will be offering a Lite version of the MedLink EHR to participating Radiology centers.  The goal is for the physicians to utilize the MedLink EHR to receive radiology reports and images, lab results and to write prescriptions electronically and become familiar and comfortable with the MedLink EHR and to eventually purchase a full version and other related services such as e-prescription and the MedLink DocManager.

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

MyMedLinkChart.com

Physicians are the key to helping patients create and manage their personal health records. That’s what we believe at MedLink International and that’s what makes our personal health record solution so different…….it encourages the sharing of information between doctor and patient with the goal of, what the American College of Physicians and the American Academy of Family Physicians have called a collaborative effort in bringing Patient Health Records, Electronic Medical Records and other technologies into the office to support an ongoing patient-physician relationship.

The Department of Health & Human Services encourages the use of Personal Health Records (PHRs): "Once equipped with the information about their health and health care choices, consumers will be empowered to co-manage their health and participate actively in decisions about their care."

Personal health record systems are more than just static repositories for patient data; they combine data, knowledge, and software tools, which help patients to become active participants in their own care.

When PHRs are integrated with a physician’s electronic health record systems, they provide far greater benefits than stand-alone systems for consumers.

Some of the benefits of Personal Health Records are:

•	Improved Quality of Care. Patient information would be readily available for clinicians at the point of care and would help patients improve their own care.

•	Improved patient-provider relationships. PHRs improve communication between patients and clinicians, allow documentation of interactions with patients and convey timely explanations of test results.

•	Cost savings. Improved documentation and more efficient exchanges of information between doctor and patient can reduce operating costs as well as malpractice premiums

Recent Business Developments

In 2007, MedLink initiated a marketing plan to acquire endorsements from large medical socities to present MedLink’s products and services to their members. The response to this initiative has been overwhelming with current endorsements including: The Texas Medical Association, The New York County Medical Society, The Bronx Medical Society, The County of Queens Medical Society and the Suffolk Medical Society. The Company is currently in discussions with numerous county societies and 3 other large state socities.

The MedLink Remote PACS has been installed in just over 50 radiology centers in California, New York, New Jersey and Florida. MedLink is actively approaching other Radiology Centers in the U.S. and expects to have more than 200 radiology centers across the U.S. utilizing the MedLink EHR Lite version to deliver their radiology reports and images to their referring physician base and MedLink has recently added the ability fo these physicians to also utilzwe the MedLink EHR lite version to also e-prescivbe as well as order and receive lab test results electronically. Currently the referring physician base that can utilize the MedLink EHR Lite version to access their reports, images and lab tests is a little more than 80,000, representing nearly 20% of all U.S. based physicians. The Company is expanding its installation team to accommodate the requests for installations.

MedLink will actively market the users of the MedLink EHR Lite version to upgrade to the full version or parts thereof. Such as billing, practice management, and document management. MedLink’s sales force will also actively market to these physicians the MedLink TV and plans to have more than 2,000 installations by the end of 2008. The Company projects that advertising revenue from the 2,000 screens will net the Company over $1 million a month and is shifting a lot of its attention to more of an ad revenue approach in addition to sales of the MedLink EHR and related services. Both SeeSaw Networks and Omnicom have enetered into agreements or letters of commitment to sell ad spece on MedLink TV.

The Market for MedLink Products and Services

MedLink believes that the market for its products and services consist of small and medium size medical practices that are looking to reduce their communication costs and increase employee efficiency, however the MedLink EHR is scalable for larger clinics but the company intends to focus on the aforementioned practices. MedLink believes that the best way to market to these doctors is by establishing a relationship with medical socities, Labs and radiology centers they are affiliated with, as it has done this with Doshi Diagnostic, Signet Diagnostic, New Island Hospital, UCLA, Miracle Mile Medical Center, numerous Labs, other radiology centers, and state socities such as the Texas Medical Association and New York County..

Currently, to the extent that MedLink has engaged in any marketing activities, it has focused solely on small to medium sized practices , primarily that are affiliated with its Partners.

The Healthcare and Healthcare IT Industry

There are several trends that MedLink believes create a positive market environment for HIT.
Healthcare spending continues to expand. The nonpartisan Congressional Budget Office projects that, if left unchecked, total spending on healthcare in the United States would rise from 16 percent of the gross national product in 2007 to 25 percent in 2025. HIT is one of the few answers. A study by RAND Corp. published in October 2005 found that widespread adoption of HIT could cut the total cost of healthcare by about 10 percent.

Another factor we believe is favorable for the HIT industry in the United States is the continued focus by Centers for Medicare and Medicaid Services (CMS) and other payers on linking medical care payments to quality and safety, an approach commonly referred to as “pay for performance.” Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety. Based on CMS’ final rule for changes to the 2008 inpatient prospective payment system (IPPS), there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines. This change, effective in October 2008, is positive for the HIT industry because ensuring compliance with evidence-based guidelines is easier for organizations with an HIT system. Additionally, an expected increase in the number of Diagnosis-Related Groups (DRGs) that are used to determine how much providers are reimbursed for providing care will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and accurately submit care for reimbursement.

As the United States enters the 2008 presidential election year, rising costs and varying quality have solidified healthcare as a tier-one issue. Presidential candidates in both parties favor using HIT to create efficiencies in the system and address the underlying issue of chronic illness.

Increasing healthcare spending and challenges in the quality and efficiencies of care are not isolated to the United States. Most other countries are experiencing similar trends, a fact that creates a favorable environment internationally for HIT solutions and related services.

Reflective of these favorable national and global trends, the HIT market remains very competitive. The market could be impacted by factors such as changes in reimbursement rates to hospitals and physicians, a slowdown in adoption of HIT and changes in the political, economic and regulatory environment.

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

Customer Dependence

MedLink is in the early stages of its business development and is solely dependent on a few major customers. MedLink believes that its future success will be dependent on it developing relationships with medical societies, labs and radiology centers for access to their doctors. Without these relationships, MedLink’s business is unlikely to succeed.

Intellectual Property

MedLink International, Inc. has trademarked the name MedLink VPN, MedLink EHR, and MedLink TV. Other than these trademarks, MedLink does not have any intellectual property.

Research & Development

MedLink in 2006 committed heavily towards research and development, the majority of which was spent on development of the MedLink EHR. The Company intends to increase its research and development activities in 2008 to continue enhancements on the MedLink EHR to keep up with the ever changing 2007 HIT market by opening an R&D and customer support center in Hyderabad, India which is expected to be fully operational by May.

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

Employees

As of the date of this report, MedLink has 29 full time employees.

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

Investment Considerations and Risk Factors

THE COMPANY HAS A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR CURRENT PROSPECTS

The Company was incorporated in July, 1977. The businesses the Company previously operated were liquidated in the late 1980s and early 1990s. The Company became a corporate shell in 1991 and remained a corporate shell through October 31, 2000. On October 31, the Company acquired KRAD. KRAD began doing business in February, 2000 and, to date, has had limited revenues. On January 1, 2002, the Company acquired MedLink, which also had had limited revenues to date. In May of 2007, the company acquired majority control of Anywhere MD, Inc. and acquired all the assets of Anywhere MD on Dec 31, 2007. Other than the acquisitions of K-Rad, MedLink, and Anywhere MD our activities have been very limited.

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

        The Company believes that it will need to make strategic acquisitions of other businesses in order to achieve growth and profitability. Evaluating acquisition targets is difficult and acquiring other businesses involves risk. The consummation of the acquisition of other businesses would subject the Company to a number of risks, including the following:

- difficulty in integrating the acquired operations and retaining acquired personnel;
- limitations on the Company’s ability to retain acquired sales and distribution channels and customers;
- diversion of management's attention and disruption of the Company’s ongoing business; and
- limitations on the Company’s ability to incorporate acquired technology and rights into its product offerings and maintain uniform standards, controls, procedures and policies.

Furthermore, the Company may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities would be dilutive to the Company’s then existing stockholders.

ONE STOCKHOLDER AND OUR AFFILIATES CURRENTLY OWN A MAJORITY OF THE COMPANY’S COMMON STOCK

Mr. Ray Vuono, the Company’s CEO owns approximately 25.06% of the Company’s outstanding common stock, and, our affiliates, including Mr. Vuono, beneficially own, including shares issuable upon exercise of outstanding options, a total of approximately 64% of our outstanding common stock. They therefore, together, have the ability to control the outcome of all matters submitted to the stockholders for approval. This includes not only election of Directors, but also the decision whether to attempt to effect a merger or acquisition.

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

            The SEC has not in the past reviewed our annual or quarterly financial statements. In the event that the SEC determines to review our financial statements the SEC Staff may determine that information contained therein must be modified, removed or amended, in whole or in part, including but not limited to, certain accounting issues and treatments, which could result in the restatement and/or adjustment of our financial statements for the years ended December 31, 2007 and December 31, 2006.  In the event we are required to make any such modifications, removals or amendments, including but not limited to, accounting adjustments, reclassifications and/or write-downs of a material amount of our assets, our results of operations for the restated periods could be materially adversely affected and our financial condition could be adversely affected.

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

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

-	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
-	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
-	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
-	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
-
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

Headquarters

We lease our corporate headquarters offices in Islandia, New York, which consists of approximately 5,700 square feet of space, under a lease that expires in July 2011.

MedLink leases additional 3,000 square feet of office space in Hyderabad, India:

This office is leased on a year to year basis with monthly lease payments of $525 with the lease expiring and renewable in May of each year.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the Calendar year of 2007 there was no submission of matter to a vote by the Company’s shareholders

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

	High	Low

1st Quarter 2006 -	$0.98	$0.17

2nd Quarter 2006 -	$1.01	$0.21

3rd Quarter 2006 -	$0.80	$0.21

4th Quarter 2006 -	$0.95	$0.21

1st Quarter 2007 -	$0.97	$0.27

2nd Quarter 2007 -	$2.04	$0.72

3rd Quarter 2007 -	$1.50	$0.86

4th Quarter 2007 -	$1.74	$1.01

1st Quarter 2008 -	$1.50	$0.71

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the above quotations is Google Finance.

The Company also has a secondary listing for its class A common shares on the Berlin-Bremen stock exchange and trades under the symbol WM6A, and has a trading platform for its Class B common shares that trades under the symbol WM6B on the Frankfurt Stock Exchange, Xetra and Berlin Bremen Stock Exchanges.

As of December 31, 2007 there were 1019 holders of record of our Class A commons stock in addition to those who hold shares in street name.

As of December 31, 2007 there were 0 holders of record of our Class B common stock in addition to those who hold shares in street name..

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)		(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1)	2,000,000	(2,)	$0.415	3,000,000 (1 10,482,944 (1	) )
Total	2,000,000			17,319,774

(1)  On January 1, 2006, the Company entered into an employment agreement with Mr. Vuono for him to serve as the Company’s Chief Executive Officer. The term of the agreement is for five years and it provides for a salary of $130,000 in cash compensation. Mr Vuono has agreed to accept shares in lieu of his salary which amounted to 955,833 shares in 2006. In January of 2007, the board of Directors approved a 20% raise in Mr. Vuono’s salary to $156,000 which Mr. Vuono has the option to take in stock compensation lieu of cash. Pursuant to the employment agreement Mr. Vuono is to receive 480,000 options of the Company’s common stock on the first business day of the year at an exercise price equal to the fair market value of the Company’s common stock on that date. The options are to have a ten-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Vuono is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

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

(2) Consists of the following number of options held by the following persons which were received pursuant to the agreements set forth above:

Jameson Rose	400,000
Ray Vuono	480,000

Dr. Michael Carvo	0
Konrad Kim	120,000

1,000,000

(3)  Consists of the following number of shares of common stock which can be issued to the following persons in 2007, 2008, 2009 and 2010 pursuant to their employment agreements dated January 1, 2006:

	Salary	Salary	Salary	Salary
	2007	2008	2009	2010
Ray Vuono	1,147,000	1,376,400	1,651,680	1,982,016
James Rose	970,589	1,164,707	1,397,648	1,677,177
Konrad Kim	282,354,	338,824	406,585	487,907

Totals	2,399,943	2,879,931	3,455,913	4,147,100

(4) Consists of the following number of shares of common stock options which can be exercised by the following persons in 2007, 2008, 2009 and 2010 pursuant to their employment agreements dated January 1, 2006:

	Options	Options	Options	Options
	2007	2008	2009	2010
Ray Vuono	480,000	480,000	480,000	480,000
James Rose	400,000	400,000	400,000	400,000
Konrad Kim	120,000	120,000	120,000	120,000
Totals	1,000,000	1,000,000	1,000,000	1,000,000

Recent sales of unregistered securities

In January 1, 2006, the Company entered into new employment agreements with Ray Vuono, James Rose, and Konrad Kim. The individuals will serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept approximately 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. In addition the employees will receive an option to purchase each year 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock on the date granted to the employee. The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee if terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the vent of a charge in control of the Company.

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

For the year ended December 31, 2007, the Company entered into subscription agreements for private placements in the amount of $1,127,831 to purchase 4,956,876 shares of the Company’s stock. As of December 31, 2007, the balance due under the subscription agreements was $100,000, which has been shown as a reduction in equity on the Statement of Stockholders’ Deficit. This remaining balance due represents approximately 439,000 shares.

For the year ended December 31, 2007, the Company issued 50,000 shares of the Company’s stock in exchange for consulting services. The shares were valued at the closing price of the Company’s common shares on the date of the agreement.

In the first quarter of 2007, two stockholders exercised their options to purchase 1,480,000 shares of the Company’s stock for $251,600.

The Company has employment agreements with three individuals. The individuals serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. The three individuals received a 20% raise for 2007, resulting in cash compensation of $326,400 and agreed to accept 2,400,000 shares of the Company’s common stock. The executives also received an option to purchase 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Introduction:
2007 represented a banner year for MedLink as the Company released its MedLink EHR TotalOffice 3.0 and made the transformation to a sales organization from that of a development company. In conjunction with the installation of more than 200 MedLink TV’s in 7 states, 300+ MedLink EHR lite installations, and sales of the MedLink EHR and Autodoc resulted in more than 2400% revenue growth from 2006 to 2007 for MedLink international.

The Company has executed on its plan to partner with large medical associations and in recent months has earned the endorsement of some of the most esteemed medical socities in the country including: the Texas Medical Association, the New York County Medical Society and three other large county societies in New York. Additional Medical Socities in various states have also reached out to MedLink and we are at various stages of the endorsement process with these associations.

We expect 2008 to be a banner year for MedLink. There are currently more than 200 MedLink TV’s installed in 7 states and we are receiving more requests for MedLink TV than our current installation infrastructure can accommodate. However, we are continuing to increase efficiencies in the installation process and will be adding to the installation staff in New York . In addition, we will be opening a distribution office in Dallas, Texas in May of this year to accommodate the 1,800 screens that the Texas Medical Association has committed to by the end of 2008. In addition, MedLink TV has hit a critical mass milestone with MedLink TV accumulating more than 300,000 viewers a month and growing rapidly. With 2,000 screens installed by year end, MedLink TV’s will have more than 2.5 million viewers a month rivalling that of some smaller cable channels but with the adavntage of a much more valuable advertising demographic. MedLink recently signed a representation agreement with SeeSaw Networks, the largest digital signage advertising agency in the country upon realization of the criticall mass and have begun to attract national advertisers.

MedLink recently partnered with LabTest to create a MedLink EHR offering to labs across the country. LabTest is a leader in the electronic ordering and delivery of lab orders/results, and its web-based system is currently utilized by more than 43,000 physicians each month. The integration of the MedLink EHR and Labtest is complete, and the two companies are in discussions with labs in New York, Texas, and Virginia to sponsor the MedLink EHR TotalOffice to their referring physicians as a competitive advantage to competing labs. MedLink expects this relationship to significantly drive sales of the MedLink EHR.

MedLink as of Dec 31, 2006 had 11 employees, in 2007 our growth resulted in additional hiring and now have 29 employees split between New York, California, and Hyderabad, India. The Company expects significant growth in 2008 as the R&D expenditures and business development since 2005 come to fruition and generate significant sales for the company.

Business Overview

MedLink International, Inc. (“MedLink” or the “Company”) is headquartered in Islandia, New York. The Company is in the business of selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. MedLink offer its services as stand-alone, combined or enterprise-wide systems. The Company’s flagship product the MedLink TotalOffice EHR® software enables physicians to utilize one solution to handle all of their practice management needs from scheduling, to practice management, to medical billing in an all in one user friendly application.

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

MedLink Solutions & Services

MedLink TotalOffice EHR

MedLink TotalOffice EHR integrates scheduling, patient registration, billing, document management, messaging, encounter notes, e-Prescribing and e-Labs into one practice management solution. MedLink TotalOffice contains all patients’ demographic information, including notes, appointments, lab results, history of visits, as well as all insurance and financial information. TotalOffice centralizes your patient medical records and streamlines the diagnostic and treatment processes while allowing you to manage patient’s insurance and co-payment information and establish a simple workflow for generating and submitting accurate bills, dramatically reducing insurance company rejections.

Scheduling
•	Easy to use
•	Color Coding Appointments easy to track status of patients from check in to check out
•	Adjustable time slots mirror the way you work today.
•	Remote Access……able to review schedule day and night
•	Integrated with patient records….less chart pulls
•	Integrates multiple physicians at multiple locations…..see schedule for all locations…..coordinate schedules for all locations
•	Ability to set physicians schedule……..eliminates scheduling conflicts
•	Efficiency = More Patient Visits = $$$$

Patient Registration & Demographics
•	All demographic information captured on single screen
•	Easily scan all pertinent documents including insurance card, right from registration screen
•	Collect all insurance information, including co-pays
•	Take picture of patient
•	Create contact list

Patient Chart
•	Easy entry of all vitals and patient histories
•	Record of all Visits and Frequent complaints
•	Allergies and Alerts
•	Immunization records…….includes common schedules
•	History of Laboratory results
•	Create Care Plans for chronic illnesses

Encounter Notes & Templates
•	Easily create your own templates to mirror the way you currently work and eliminate repetitive tasks
•	Simple point and click entry
•	Hundreds of existing templates to choose from
•	Incorporate all patient information into final note

Billing
•	One interface for managing claims from start to finish
•	EOB’s can be entered quickly and easily
•	Accounts receivables can be managed for optimal recovery
•	Coding can be done at point of care, or post visit
•	Updated CPT database
•	Commonly used code list improves speed and efficiency
•	Completely integrated with EHR…….no duplicate entry
•	Complete tracking tools and reporting
•	Partnership with billing clearinghouses allows for electronic submission

Document Management
•	Capture, manage & share documents with the touch of a button
•	Patient records are filed directly into their EHR for easy retrieval
•	Provides the easiest, most inexpensive way to bridge the gap and move to a fully integrated, completely paperless electronic health record.

e-Prescribing
•	Create prescriptions quickly and easily
•	Improves patient safety
•	Reduce adverse drug interactions
•	Ensure correct dosages
•	Improve formulary compliance

e-Labs
•	Organize hospital and laboratory reports electronically in a single location
•	Receive on-screen notification of unviewed reports, including alerts for abnormal reports that are out of range
•	Save lab reports as part of Patient Record, for easy viewing and retrieval
•	Streamline reports delivery to a single manageable process
•	Access reports securely from any internet connection
•	Securely forward patient’s lab reports to affiliated physicians

Reporting
•	Billing Reports (A/R, aging, by payor, etc…)
•	Patient Statements
•	Patient Lists

Secure Messaging
•	Secure messaging system for internal and external email
•	HIPAA Compliant communication
•	Notifies you of prescription renewal requests and pending lab results

Remote Access
•	MedLink EHR is fully accessible form any site with internet access, using the HIPPA compliant MedLink Virtual Private Network

Disaster Recovery
•	All records are backed up in our secure data facility (see more information below)

Training and Ongoing Support

MedLink believes in the “evolutionary” approach to implementing EHR, whereby we create a roadmap for practices to help them achieve their goals with regard to Electronic Health Records, e-Prescribing, Document Management, HIPAA Compliance, etc……..while minimizing or even eliminating any disturbance to the normal workflow within the office. We offer simple, easy to use tools which can dramatically improve efficiency within many practices, while ultimately allowing physicians to generate more revenue and cut costs By supplying continuing education and on site training, as well as real time support, we are able to assist practices in adopting these very valuable tools, at a pace that is comfortable for both physician & staff.

Dollars & Sense

•	Minimize the cost of maintaining records and storing patient charts and files
•	Reduce the number of staff members required to support traditional paper medical record activities
•	Decrease spending on supplies, courier services and physical space
•	Improve reimbursement via access to a complete medical record, more detailed documentation
•	Increase cash recovery via faster access to medical records and more comprehensive accounts receivable tools
•	Accelerate the claims and accounts receivable processes
•	Reduce the costs of HIPAA compliance
•	Minimizes resources required for order entry and report handling
•	Eliminates work that has to be redone due to inaccurate insurance, test codes, etc., on orders
•	Collects information required for secondary and tertiary insurance coverage, and provides easy tools for crossover and rebill

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

MedLink EHR Lite

The MedLink EHR Lite works in conjunction with the MedLink EHR for referring physicians to view radiology reports and images, submit and receive lab results and to prescribe medications electronically.  The referring physicians of Radiology Centers and Labarotories affiliated with MedLink will utilize the MedLink EHR Lite free of charge to view current and past reports on their patients enabling them to generate a more accurate electronic health record of their patients as well as the ability to e-precribe medications for those patients. The seamless integration into a patient's electronic health record is unique to MedLink and MedLink hopes to make the process the standard moving forward for the delivery of reports and images from radiology centers.  The MedLink EHR Lite will help to speed the diagnostic process and significantly reduce patient wait times.

MedLink utilizes a Lite version of the MedLink EHR, which includes the following features to referring physicians of Radiology Centers and Labs affiliated with MedLink. The free features include: scheduler, patient demographics, messaging center and radiology reports and associated images, e-prescription, and lab ordering and electronic lab results. With less than 15% of american physicians utilizing EHR technology, the MedLink EHR Lite version alleviates a lot of the data entry associated with implementing an EHR system whereby patient demographics are automatically derived from the radiology centers information system.

The MedLink EHR Lite version, which is provided free to eligible physicians, currently more than 80,000, will display pharmaceutical and other relevant advertising on the log-in and home page of the application. This offers advertisers a unique opportunity to reach a specific demographic for their advertising content directly on the physician’s desktop, as well as an additional revenue stream for the Company.

MedLink will offer its full suite of MedLink EHR products, such as the MedLink DocManager, MedLink Billing, Notes and other related services that start at $299/month per practice to the MedLink EHR Lite users.
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

In the past 6 months, the MedLink TV intiative has received endorsements from major medical socities including Texas Medical Association, New York County Medical Socities and a host of other county medical societies. The endorsement have been overwhelmingly positive with more request coming in daily than our current capacity to install. Currently there are just over 200 MedLink Tv installations in 7 seven states, with projections of 2,300 installations by the end of 2008, of which 1,800 will be in Texas.

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

MedLink TV recently signed an advertising agency agreement with SeeSaw Networks, which is the largets national digital signage ad placement agency and received a letter of commitment from Omnicom, one of the largest advertising agencies in the world.

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

Advertising

MedLink will be offering a Lite version of the MedLink EHR to participating Radiology centers.  The goal is for the physicians to utilize the MedLink EHR to receive radiology reports and images, lab results and to write prescriptions electronically and become familiar and comfortable with the MedLink EHR and to eventually purchase a full version and other related services such as e-prescription and the MedLink DocManager.

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

MyMedLinkChart.com

Physicians are the key to helping patients create and manage their personal health records. That’s what we believe at MedLink International and that’s what makes our personal health record solution so different…….it encourages the sharing of information between doctor and patient with the goal of, what the American College of Physicians and the American Academy of Family Physicians have called a collaborative effort in bringing Patient Health Records, Electronic Medical Records and other technologies into the office to support an ongoing patient-physician relationship.

The Department of Health & Human Services encourages the use of Personal Health Records (PHRs): "Once equipped with the information about their health and health care choices, consumers will be empowered to co-manage their health and participate actively in decisions about their care."

Personal health record systems are more than just static repositories for patient data; they combine data, knowledge, and software tools, which help patients to become active participants in their own care.

When PHRs are integrated with a physician’s electronic health record systems, they provide far greater benefits than stand-alone systems for consumers.

Some of the benefits of Personal Health Records are:

•	Improved Quality of Care. Patient information would be readily available for clinicians at the point of care and would help patients improve their own care.

•	Improved patient-provider relationships. PHRs improve communication between patients and clinicians, allow documentation of interactions with patients and convey timely explanations of test results.

•	Cost savings. Improved documentation and more efficient exchanges of information between doctor and patient can reduce operating costs as well as malpractice premiums

Status of Operations

MedLink has received endorsements from some of the largest and most influencial medical socities in the country, including: The Texas Medical Association, The New York County Medical Society, The Bronx County Medical Society, the County of Queens Medical Society and Suffolk County Medical Society. MedLink has installed more than 200 MedLink TV’s, 300 MedLink EHR Lite installations, and 3,000 AutoDoc installations.

The MedLink Remote PACS has been installed in just over 50 radiology centers in California, New York, New Jersey and Florida. MedLink is actively approaching other Radiology Centers and Labs in the U.S. and expects to have more than 200 radiology centers across the U.S. utilizing the MedLink EHR Lite version to deliver their radiology reports and images to their referring physician base. Currently the referring physician base that can utilize the MedLink EHR Lite version to access their reports and images and lab results is a little more than 82,000, representing nearly 20% of all U.S. based physicians. The Company is expanding its installation team to accommodate the requests for installations.

The Company announced in 2007 a co-marketing agreement with Eastman Kodak Company, one of the largest company’s in the Healthcare IT arena that has installations in almost 95% of all healthcare facilities in the U.S. Under the terms of the agreement MedLink and Kodak will jointly market each others products and services to their current and future customer base. MedLink and Kodak are jointly working on their first project together at Mt. Sinai, whereby MedLink and Kodak will backup Mt. Sinai’s radiology information and utilize the MedLink EHR Lite version to deploy their images and reports to their referring physician base.

MedLink will actively market the users of the MedLink EHR Lite version to upgrade to the full version or parts thereof. Such as billing, practice management, e-labs, and e-prescription. MedLink’s sales force will also actively market to these physicians the MedLink TV and plans to have 2,300 installation by the end of 2008. The Company projects that advertising revenue from the 2,300 screens will net the Company over $1 million a month and is shifting a lot of its attention to a more of an ad revenue approach in addition to sales of the MedLink EHR and related services.

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

Healthcare Information Technology Market

There are several trends the Company believes create a positive market environment for HIT.
Healthcare spending continues to expand. The nonpartisan Congressional Budget Office projects that, if left unchecked, total spending on healthcare in the United States would rise from 16 percent of the gross national product in 2007 to 25 percent in 2025. HIT is one of the few answers. A study by RAND Corp. published in October 2005 found that widespread adoption of HIT could cut the total cost of healthcare by about 10 percent.
Problems in the quality of healthcare also drive interest in HIT.

Another factor we believe is favorable for the HIT industry in the United States is the continued focus by Centers for Medicare and Medicaid Services (CMS) and other payers on linking medical care payments to quality and safety, an approach commonly referred to as “pay for performance.” Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety. Based on CMS’ final rule for changes to the 2008 inpatient prospective payment system (IPPS), there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines. This change, effective in October 2008, is positive for the HIT industry because ensuring compliance with evidence-based guidelines is easier for organizations with an HIT system. Additionally, an expected increase in the number of Diagnosis-Related Groups (DRGs) that are used to determine how much providers are reimbursed for providing care will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and accurately submit care for reimbursement.

As the United States enters the 2008 presidential election year, rising costs and varying quality have solidified healthcare as a tier-one issue. Presidential candidates in both parties favor using HIT to create efficiencies in the system and address the underlying issue of chronic illness.

Increasing healthcare spending and challenges in the quality and efficiencies of care are not isolated to the United States. Most other countries are experiencing similar trends, a fact that creates a favorable environment internationally for HIT solutions and related services.

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

RESULTS OF OPERATIONS

The Company's revenues from continuing operations for the year ended December 31, 2007 and 2006 were $280,022 and $11,364, respectively. The increase in revenue is primarily attributable to sales of AutoDoc and the MedLink EHR .

Expenses for the fiscal year ended December 31, 2007 and 2006 were $2,764,048 and $1,540,949, respectively. The increase in 2007 is primarily attributable to the opening of an IT development center in India, the hiring of increased sales and customr support personnel in the Company’s New York office and increased marketing activities.

The Company had net losses of $(2,462,829) and $(1,588,908) in the fiscal years ended December 31, 2007 and December 31, 2006, respectively. The increase in net losses resulted primarily from an increase in operating expenses and R&D expenditures.

Liquidity and Capital Resources

At December 31, 2007, the Company had a working capital deficiency of $(1,126,751). While the Company believes revenue that will be earned from the sales of the MedLink EHR, AutoDoc and advertising revenue derived from medLink TV will soon be sufficient to sustain the Company's operations, however, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

Critical Accounting Policies

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-KSB for the year ended December 31, 2007 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Item 7.  Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Vice President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice President concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.

Based upon their evaluation of the Company's internal controls within 90 days of the date of this report, the CEO and Vice President of the Company have identified the following internal control deficiencies:

1. lack of segregation of duties relating to cash, receivables and safeguarding of assets; and

The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 1, 2008.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since

Ray Vuono	42	Chief Executive Officer,	January 1, 2004
		President and Chairman
		of the Board

Konrad Kim	36	Director and	October 1, 2000
		Chief Technology Officer

Dr. Michael Carvo	55	Director	January 1, 2002

James Rose	29	Chief Financial Officer and	January 1, 2004
		Executive Vice President

James Decker	43	Executive Vice President of Sales	July 1, 2006

All Directors hold their positions for one year and until their successors are duly elected and qualified. All officers hold their positions at the discretion of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Ray Vuono, Chief Executive Officer and Chairman

Mr. Vuono has more than 20 years of leadership experience building global brands and guiding top-tier companies. An accomplished corporate strategist and marketer, his vision and expertise in business performance have driven notable enterprise growth in the insurance, pharmaceutical, and finance sectors. Mr. Vuono has served as the Company's President and Chief Executive Officer since 2004 and as a consultant to the company since 2001. Offering a rare blend of creative and operational strengths, Ray has achieved exciting company and product turnarounds and is recognized for his success in growing sales and profits. His strategic approach to building a business is reflected in his work as CEO of RayvonVC, a private venture capital firm where his concept creations and focus on diverse investment mix quickly delivered impressive bottom-line results. His turnaround capability is highlighted by his accomplishments as President & CEO of the National Support Systems, where he led a distressed company to record profitability through brand revitalization that included major shifts in brand strategy, operations, product design, packaging, marketing communications, and sales techniques. Mr. Vuono's exceptional track record of business improvement is based on his philosophy of total enterprise engagement in change. He is known for his ability to quickly identify and diagnose sales and growth impediments that go far beyond marketing, working with companies to refine their organizational structure, product lines, sourcing, sales channels, market position, as well as point-of-sale and general advertising. Mr. Vuono holds a Bachelor of Science in Economics from the University of Calgary where he also played football for the national champion University of Calgary Dinosaurs in 1985. Mr. Vuono resides in Long Island, NY.

Jameson Rose, Vice President & Chief Financial Officer

As chief financial officer and executive vice president of MedLink International, Inc., Rose holds management responsibilities for the company's finance, business development, investor relations, and business service functions. Jameson has served MedLink in various capacities since 2001 until being appointed as the company's CFO in January of 2004. Mr. Rose's expertise in operations, finance, and business development will help ensure continued growth and success for MedLink International. Before his Career at MedLink, Mr. Rose served as VP of Finance at Ambassador Capital Group and has served as an independent consultant in various investment banking transactions and advising on inorganic growth efforts, focusing on mergers and acquisitions, and strategic alliances. Mr. Rose has a bachelor of science with honors in Financial Economics from Staffordshire University in the U.K. and is currently working on a Masters in Accounting and Financial Management.  Jameson lives in Long Island, NY.

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

James Decker, Executive Vice President of Sales

In his expanded role as Executive Vice President (EVP) of Sales and Operations, Mr. Decker is responsible for the overall leadership of the Sales and Services organization at MedLink International. Under Jim's leadership, his team will deliver a consistent, integrated and responsive customer experience through a unified sales and services organization. Decker's focus is to grow revenue, deliver profitability for the company and provide best in class service to MedLink's customers. Decker's discipline, leadership, and ability to align and accelerate organizations will yield new opportunities for MedLink. Jim's extensive experience, operational leadership qualities, and execution focused, results oriented approach have delivered an impressive history of leadership achievements Mr. Decker joined the company in May of 2006, prior to joining MedLink, Mr Decker most recently served as President of Hudson Street Networks where he developed sales organizations and grew sales both domestically and internationally while nurturing excellent relationships with exiting customer and vendors. Mr Decker brings over 15 years marketing & sales leadership and general management experience to MedLink International. Prior to co-founding Hudson Street Networks, Mr. Decker led several successful sales teams, building strong customer and partner relationships within the telecommunications and software development marketplace, for companies such as MCI and Telstar. Mr. Decker received a Bachelor of Arts in Marketing from Hofstra University. Mr. Decker lives on long Island, NY with his wife and three children.

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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 10. Executive Compensation

The following compensation was paid to the Company’s Chief Executive Officer and other officers during the periods indicated:

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Ray Vuono, CEO (1)	2007	$10,725			1,376,471	480,000
	2006	$0			955,483	480,000
	2005	$0		$0	200,000	200,000

Jameson Rose, CFO (2)	2007	$10,725			1,164,705	400,000
	2006	$0		$0	808,824	400,000
	2005	$0		$0	100,000	100,000

Konrad Kim, CTO (3)	2007	$10,725			338,823	120,000
	2006	$0		$0	235,295	120,00
	2005	$0		$0	100,000	100,000

(1)
Mr. Vuono received minimal cash payments at the minimum wage rate to qualify for the Company’s health benefits during the year ended December, 31, 2007, but did receive 1,376,471 shares of common stock as payment in that year, in lieu of cash.

(2)
Mr. Rose received minimal cash payments at the minimum wage rate to qualify for the Company’s health benefits during the year ended December, 31, 2007, but did receive 1,164,705 shares of common stock as payment in that year, in lieu of cash.

(3)
Mr. Kim received minimal cash payments at the minimum wage rate to qualify for the Company’s health benefits during the year ended December, 31, 2007, but did receive 338,823 shares of common stock as payment in that year, in lieu of cash.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information furnished to the Company with respect to the beneficial ownership of our common stock by each executive officer and director named below, by all directors and executive officers as a group and by anyone know to the Company to beneficially own more than 5% of the Company’s securities, each as of March 31, 2008. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Amount and
	Name and	Nature of
Title of Class	Address of Beneficial Owner	Beneficial Ownership	Percent of Class

$.001 par (1)	Ray Vuono	6,485,982	25.06%
value per	11 Oval Drive, Suite 200B
share	Islandia, New York 11749
common

$.001 par (2)	Jameson Rose	4,444,117	17.17%
value per	11 Oval Drive, Suite 200B
share	Islandia, New York 11749
common

$.001 par	Jerry Bermensolo	3,674,778	14.20%
value per	1087 W. River St, Suite 280
share	Boise, ID 83702
common

$.001 par (3)	Konrad Kim	1,396,470	5.39%
value per	11 Oval Drive, Suite 200B
share	Islandia, New York 11749
common

$.001 par (4)	Dr. Michael Carvo, Director	472,676	1.82%
value per	560 Broadhollow Road
share	Suite 201
common	Melville, New York 11747

All officers and directors as a group (four persons) (1)-(4)		12,799,245	49.44%

(1)  Includes 960,000 shares issuable upon the exercise of options granted to Mr. Vuono pursuant to Mr. Vuono’s employment agreement. Includes 568,301 shares of common stock held by DDR, Ltd., of which Mr. Vuono is the controlling shareholder.

(2) Includes 800,000 shares issuable upon the exercise of options granted to Mr. Rose pursuant to his employment agreement.

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

SEC Ref.
No.	Title of Document

3.1	Amended of Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Consulting Agreement with DDR, Ltd. dated October 11, 2000 (3)

10.2	Acquisition Agreement pertaining to K-Rad Konsulting, LLC, dated October 27, 2000 (3)

10.6	Share Exchange Agreement between the Company and MedLink USA, Inc.
dated December 28, 2001 (4)

10.7	Asset Purchase Agreement between the Company and 4J’s Enterprises dated
January 23, 2002 (5)

10.8	Telecommunications Services Agreement dated November 27, 2002 between New Island Hospital and MedLink USA, Inc. (6)

10.9	Messaging Service Agreement made as of November 22, 2002 between
Total Infosystems, Inc. and MedLink USA, Inc. (6)

10.10	Employment Agreement between the Company and Ray Vuono dated January 1, 2004; (7)

10.11	Employment Agreement between the Company and Jameson Rose dated January 1, 2004; (7)

10.12	Employment Agreement between the Company and Nilang Patel dated January 1, 2004; (7)

10.13	Employment Agreement between the Company and Konrad Kim dated January 1, 2004; (7)

10.14	CNI Medical Coding & Recovery, Inc. Definitive Agreement (8)

10.15	Employment Agreement between the Company and Ray Vuono dated January 1, 2006; (9)

10.16	Employment Agreement between the Company and Jameson Rose dated January 1, 2006; (9)

10.17	Employment Agreement between the Company and Konrad Kim dated January 1, 2006; (9)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Auditor

31.1	Certification of Ray Vuono pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Jameson Rose pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9) Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 15, 2007.

Item 14. Principal Accountant Fees and Services.

Farber, Blicht, Eyerman & Herzog, LLP (“FBEH”) was the Company's principal accountant during the fiscal years ended December 31, 2007 and December 31, 2006. During those fiscal years, the Company incurred the following fees with FBEH for the following services:

	2007	2006

Audit Related Fees	$25,500	$16,892.86
Tax Fees	$2,965	$2,965
All Other Fees
Out-of-Pocket Expenses

Total	$28,465	$19,857.86

All services provided by FBEH during the fiscal years ended December 31, 2007 and December 31, 2006 were approved by management only. The Company does not have an audit committee of its Board of Directors or any pre-approval policies or procedures for non-audit or other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

By:	/s/ Ray Vuono	Dated: April 14, 2008
Ray Vuono, Chief Executive Officer and President

By:	/s/ Konrad Kim	Dated: April 14, 2008
Konrad Kim, President and Director

By:	/s/ Dr. Michael Carvo	Dated: April 14, 2008
Director

By:	/s/ Jameson Rose	Dated: April 14, 2008
Vice President and Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS*

There were no annual reports to security holders covering the registrant's last fiscal year.

* The proxy materials furnished to the Commission shall not be considered to be “filed” or subject to the liabilities of Section 18 of the Exchange Act.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS
INDEX

Part I: Financial Statements

Independent Auditor's Report

Consolidated Balance Sheet at December 31, 2007	F-3 - F-4

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2007 and 2006	F-6 - F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-8 - F-9

Notes to Consolidated Financial Statements	F-10 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
Medlink International, Inc.:

We have audited the accompanying balance sheet of Medlink International, Inc. (hereinafter referred to as “the Company”) as of December 31, 2007, and the related statements of operations, stockholders’ deficit and cash flows for years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medlink International, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $13,287,471 through December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

April 11, 2008
Hollywood, Florida

MEDLINK INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current assets:
Cash	$2,762
Due from related parties	39,372

Total current assets	42,134

Office equipment (at cost) net of accumulated depreciation	133,559
Intangible asset (at cost), net of accumulated amortization	41,538
Goodwill	975,000
Security deposit	5,400
Other assets	12,763

$1,210,394

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET (CONTINUED)

DECEMBER 31, 2007

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$427,683
Deferred revenue	64,884
Current portion of capitalized lease payable	5,500
Note payable	623,437
Loans payable – related parties	533,922
Total current liabilities	1,655,426

Long-term debt:
Lease payable	2,750

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock $.001 par value; 5,000,000 shares authorized: none issued
Common stock Class A $.001 par value; authorized 150,000,000 shares; 20,371,822 shares issued	20,372
Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362
Subscription receivable	(100,000)
Deferred charges	(27,375)
Additional paid-in capital	13,071,881
Accumulated deficit	(13,287,471)
(317,231)
Treasury stock, at cost	(130,551)

Total stockholders’ deficit	(447,782)
$1,210,394

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	For the years ended
	December 31,
	2007	2006

Revenues	$280,022	$11,364

Operating expenses:
General and administrative expenses	2,764,048	1,540,949
Depreciation and amortization	34,860	9,509
Loss on impairment of assets	0	49,814
	2,809,908	1,600,272

Operating loss before minority interest	(2,518,886)	(1,539,094)

Minority interest	56,057	0

Net loss	$(2,462,829)	$(1,588,908)

Basic and diluted loss per share	$(.12)	$(.12)

Weighted average number of basic shares outstanding	21,268,394	13,119,076

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock
			Additional
	Number of		Paid-in	Surplus	Subscriptions	Deferred	Treasury
	Shares	Amount	Capital	(Deficit)	Receivables	Charges	Stock	Total

Balance at December 31, 2005	8,912,548	$8,912	$9,114,350	$(9,235,733)	$0	$0	$(130,551)	$(243,022)

Share issued for employment services rendered	1,999,951	2,000	270,000	0	0	0	0	272,000

Shares sold in 2006	2,904,323	2,905	567,095	0	0	0	0	570,000

Class B shares issued for consulting services	1,640,000	1,640	288,640	0	0	0	0	290,280

Shares issued in connection with the exercise of class B shares	610,000	610	107,360	0	(19,783)	0	0	88,187

Shares issued for consulting services rendered	580,000	580	228,520	0	0	(159,538)	0	69,562

1,000,000 options – Stock based compensation to director	0	0	154,000	0	0	0	0	154,200

Net loss for the year ended December 31, 2006	0	0	0	(1,588,908)	0	0	0	$(1,588,908)

Balance at December 31, 2006	16,646,822	$16,647	$10,729,965	$(10,824,641)	$(19,783)	$(159,538)	$(130,551)	$(387,701)

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

	Common Stock
			Additional
	Number of		Paid-in	Surplus	Subscriptions	Deferred	Treasury
	Shares	Amount	Capital	(Deficit)	Receivables	Charges	Stock	Total
Balance at December 31, 2006	16,646,822	$16,647	$10,730,165	$(10,824,642)	$(19,783)	$(159,538)	$(130,551)	$(387,702)

Share issued for employment services	2,400,000	2,400	324,000	0	0	0	0	326,400
Stock based compensation	0	0	400,000	0	0	0	0	400,000
Repayment of receivables	0	0	0	0	19,783	0	0	19,783

Shares issued in connection with the exercise of shareholders’ options	1,480,000	1,480	250,120	0	0	0	0	251,600

Shares issued for consulting services	50,000	50	45,725	0	0	0	0	45,775
Shares sold in 2007	4,956,876	4,957	1,122,874	0	(100,000)	0	0	1,027,831

Options issued for consultants service	0	0	176,326	0	0	0	0	176,326

Deferred charges	0	0	0	0	0	132,163	0	132,163

Shares issued in Anywhere MD acquisition	200,000	200	299,800	0	0	0	0	300,000

Net deficit acquired in Anywhere MD	0	0	(277,129)	0	0	0	0	(277,129)

Net loss for the year ended December 31, 2007	0	0	0	(2,462,829)	0	0	0	(2,462,829)

Balance at December 31, 2007	25,733,698	$25,734	$13,071,881	$(13,287,471)	$(100,000)	$(27,375)	$(130,551)	$(447,782)

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years
	ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,462,829)	$(1,588,908)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	34,860	9,509
Amortization of deferred charges	132,163	0
Deferred compensation	0	(159,538)
Stock-based compensation to directors	400,000	154,200
Minority interest	(113,290)	0
Issuance of common shares for consulting and other services rendered	819,884
Loss on impairment of assets	0	49,814
Accounts receivable	(39,372)	0
Accrued expenses and other current liabilities	(37,537)	103,391
Deferred revenue	64,884
Other assets	(12,583)	58,716

Cash flows used in operating activities	(1,213,320)	(1,372,816)

Cash flows from investing activities:
Purchase of equipment	(111,685)	(42,860)
Purchase of intangible asset	(41,812)	0
Cash acquired in Med-Link acquisition	274	0

Cash flows used in investing activities	(153,223)	(42,860)

Cash flows from financing activities:
Issuance of common stock	1,027,831	1,449,565
Repayment of loans	(251,563)	0
Repayments of capital lease payable	(5,500)	0
Advances from (payments to) officer/shareholders	599,037	(33,889)

Net cash flows provided by financing activities	1,369,805	1,415,676

Net increase in cash	2,762	0
Cash - beginning of year	0	0

Cash - end of year	$2,762	$0

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years
	ended
December 31,	2007	2006

Supplemental disclosures of cash flows information:
Cash paid during the year for:

Interest	$0	$0

Income taxes	$0	$1,700

Non-cash financing activities:
Reference is made to financial statements notes for certain non-cash financing activities.

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

Medlink International Inc. (formerly Western Media Group Corporation) (the “Company”) is a provider of full service communication networks for physicians and hospitals.

On January 1, 2002, the Western Media Group Corporation acquired Med-Link, a privately held New York corporation, pursuant to a share exchange agreement dated December 28, 2001. During 2005, Western Media Group Corporation’s Board of Directors approved a merger agreement whereby Western Media Group Corporation changed the state of its incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named Medlink International, Inc. In addition, the name of the company was changed from Western Media Group Corporation to Medlink International, Inc. (the “Company”) upon the completion of the merger.

The business of the Company is carried out by its wholly owned subsidiaries, Med-Link, Med-Link VPN Company, Anywhere MD, and KKL. The Company also has two inactive subsidiaries, Western Media Acquisition Corp. (formerly Western Media Sports Holdings, Inc.), and Western Media Publishing Corp.

Medlink - Medlink was incorporated in 1998. While it shares an office with the Company substantially all of its operations have been outsourced. Medlink provides a full service communication network to physicians and hospitals and can provide its services to labs and other businesses that require a service for communication of emergencies. Some of the services and products which Medlink provides are answering services, voice mail, a virtual private network (“VPN”) and an internet message center.

Med-Link VPN Company - The Company is concentrating its efforts on the VPN, which it expects will be its principal business, as the VPN is still in the pre-revenue stage. The VPN is designed to allow physicians and other members of the medical community to contact other physicians, retrieve information from hospitals, and obtain insurance related information, such as claim status. The VPN is also designed to provide information, such as overnight admissions, room assignment, operating room schedules and lab results. In November, 2003, the Company began testing the VPN at New Island Hospital.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business (continued)

Anywhere MD, Inc. - Anywhere MD, Inc. develops, markets, sells and supports proprietary software application for mobile handheld devices. These mobile applications provide the physician with the most recent and accurate healthcare information at the “Point Of Care.” Anywhere MD’s expertise in clinical documentation for physicians offers a broad range of technology products to improve productivity for healthcare providers and enable them to diagnose, treat and manage patient information at the highest level. Anywhere MD, Inc. is an operating subsidiary and generates 100% of the revenue for the Company.

On December 30, 2007 the Company purchased all of the assets and assumed certain liabilities of Anywhere MD in exchange for 200,000 shares of the Company’s common stock.

On May 14, 2007, the Company purchased 10,000,000 shares of Anywhere MD, Inc.’s common stock for $100,000 and also purchased 130,000,000 shares of Anywhere MD. Inc’s stock from the majority shareholder of Anywhere MD, Inc., for the purchase price of $875,000. As a result of the aforementioned purchase of shares, the Company owned 62.5% of the outstanding shares of Anywhere MD, Inc.

K-Rad - K-Rad provides computer network and software systems, consulting, installation and maintenance services.

In 2006, the Company received final approval from Deutsche Borse AG and its shares started trading through the Frankfurt Stock Exchange.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fixed Asset

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

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements" which established that revenue can be recognized when persuasive evidence of an arrangement exists, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

The Company derives its revenue from primarily from the sale and support of its proprietary software through its Anywhere MD subsidiary. Revenue that is derived from the sale of software and related products, is recognized in the period in the sale occurred. Revenue that is derived from technical support contracts is recognized as revenue ratably over the term of the contract. Amounts received toward technical support contracts that are not considered earned are recorded as deferred revenues on the balance sheet. Deferred revenue balances at December 31, 2007 and 2006 were $64,884 and $61,227, respectively.

Goodwill and Indefinite-Lived Purchased Intangible Assets

In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill acquired in business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the end of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

MEDLINK INTERNATIONAL, INC.

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

Accounting for Stock-Based Compensation

The Financial Accounting Standards Board (FASB) issued a revision of SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited expectations, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS123 and is effective January 1, 2006. The Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan.

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

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Advertising

Advertising costs are charged to expense during the period in which they were incurred. Advertising expenses for the years ended December 31, 2007 and 2006, was $42,101 and $40,708, respectively

Concentration of Credit Risk

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

Deferred Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2007.

The Company, as of December 31, 2007 had available approximately $10,294,000 of net operating loss carry forwards to reduce future Federal income taxes. The Company has operating loss carry forwards which are due to expire from 2008 through 2022. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Common Share of Common Stock

The Company applies SFAS No. 128, "Earnings Per Share" (SFAS No. 128), which requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

In October 2005, the Board of Directors of the Company approved a reverse stock spilt of the Company’s common stock on a one-for-five basis. In October, 2000 the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for-ten basis. All per share amounts in the accompanying financial statements have been restated to reflect the reverse stock splits. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented. For the years ended December 31, 2007 and 2006, the weighted average number of shares outstanding used in the per share computation was 21,268,394 and 13,117,571 and respectively.

Fair Value of Financial Instruments

At December 31, 2007, the carrying amounts of the Company's assets and liabilities approximate fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of sales, trade accounts receivable and cash. The Company grants credit to domestic companies located throughout the New York tri-state area. The Company performs ongoing credit evaluation of its customers’ financial condition and generally requires no collateral from its customers.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R. “Business Combinations”. SFAS No. 141R replaces SFAS No. 141 and accounting for identifiable assets acquired, liabilities assumed, and non controlling interests in business combinations. SFAS No. 141R is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 141R will have on its results of operations, financial position, or cash flows.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R. “Business Combinations”. SFAS No. 141R replaces SFAS No. 141 and accounting for identifiable assets acquired, liabilities assumed, and non controlling interests in business combinations. SFAS No. 141R is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 141R will have on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company SFAS No. 160 is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 160 will have on its results of operations, financial position, or cash flows.

In June 2007, the FASB Emerging Issues Task Force issued EITF No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company’s excess tax benefit pool, as defined under SFAS No. 123R. EITF 06-11 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact that EITF 06-11 will have on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS Mp/ 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on its results of operations, financial position, or cash flows.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company in the first quarter of fiscal 2008. The Company is currently assessing the impact, if any that SFAS No. 157 will have on its results of operations or financial position.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax return. FIN 48 and related interpretations are effective for the Company in the first quarter of fiscal 2007. The Company does not expect that the adoption of FIN 48 will have a material effect on its consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company had incurred cumulative losses of approximately $13,287,471. As of December 31, 2007, the Company has negative working capital of approximately $1,126,751.

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

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL

On May 14, 2007 the Company purchased 62.5% of the outstanding state of Anywhere MD, Inc. On December 30, 2007, the Company purchased all of the assets and assumed certain liabilities of Anywhere MD in exchange for 200,000 shares of Medlink International common stock.

The result of the above acquisition resulted in the Company recording goodwill in the amount of $975,000. The Company believes that there was no impairment of Goodwill as of December 31, 2007.

NOTE 4 - PROPERTY AND EQUIPMENT

As of December 31, 2007, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated
	useful
	life (years)	Amount

Furniture and fixtures	5	$13,320
Leasehold improvements	3	10,423
Equipment	5	188,892
		212,635
Less accumulated depreciation		79,076

		$133,559

Depreciation expense for the years ended December 31, 2007 and 2006 was $34,860 and $9,509, respectively. Amounts include amortization expense associated with equipment under capital leases.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2007, accounts payable and accrued expenses totaled $498,067.

NOTE 6 - LOAN PAYABLE - RELATED PARTIES

The Company, as of December 31, 2007, has loans due to three of its employees/shareholders in the amount of $553,922. These loans are payable on demand and are non-interest bearing.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTE PAYABLE

The Company purchased 130,000,000 shares of Anywhere MD, Inc.’s stock from the majority shareholder of Anywhere MD., Inc. in exchange for a note in the amount of $875,000. As of December 31, 2007 $623,437 was due on demand. This note is non-interest bearing.

NOTE 8 - CAPITAL LEASE PAYABLE

2007
Notes payable to a finance company, due in monthly installments of $540, including principal, sales tax & interest at 8.5% through 2009, collateralized by certain equipment.	$8,250

Less current portion	(5,500)

Long - term debt	$2,750

The aggregate maturities of long - term debt at December 31, 2007 are as follows:

December 31, 2009	$2,750

NOTE 9 - STOCKHOLDERS' EQUITY

a) For the year ended December 31, 2007, the Company entered into subscription agreements for private placements in the amount of $1,127,831 to purchase 4,956,876 shares of the Company’s stock. As of December 31, 2007, the balance due under the subscription agreements was $100,000, which has been shown as a reduction in equity on the Statement of Stockholders’ Deficit. This remaining balance due represents approximately 439,000 shares.

b) For the year ended December 31, 2007, the Company issued 50,000 shares of the Company’s stock in exchange for consulting services. The shares were valued at the closing price of the Company’s common shares on the date of the agreement.

c) For the year ended December 31, 2007, the Company issued options to consultants to purchase 540,000 shares of the Company’s common stock. The exercise price of the options ranged from $.30 to $.64 per share. The options expire in two years and have a two year vesting period during which will be forfeited if the employee is terminated. For the year ended December 31, 2007, $176,326 was charged to operations for the above-mentioned transaction.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

d) In the first quarter of 2007, two stockholders exercised their options to purchase 1,480,000 shares of the Company’s stock for $251,600.

e) The Company has employment agreements with three individuals. The individuals serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. The three individuals received a 20% raise for 2007, resulting in cash compensation of $326,400 and agreed to accept 2,400,000 shares of the Company’s common stock. The executives also received an option to purchase 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

f) For the year ended December 31, 2007 $726,400, was charged to operations for the above mentioned employment agreement.

g) In 2006, the Company entered into various subscription agreements with an individual for private placements in the amount of $570,000 to purchase 2,904,323 shares of the Company’s stock.

h)  In 2006, the Company issued 580,000 shares of the Company’s stock in exchange for consulting services and marketing services. The shares were valued at the closing stock price of the Company’s common shares on the dates of the agreements.

i) In 2006, the Company issued 1,640,000 shares of the Company’s class B Stock in exchange for consulting services, relating to assisting the Company in investment banking, investor relations, business development and aligning strategic alliances for the purposes of introducing the Medlink EHR to the European market. These shares were valued at $.177. In addition, in 2006 this consultant exercised 610,000 shares of the Company’s class B options at a price of $.177.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

j) On January 1, 2006, the Company entered into new employment agreements with three individuals. The individuals will serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept approximately 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. In addition the employees will receive an option to purchase each year 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock on the date granted to the employee ($.17). The options expire in ten years. The common stock and options each have a two year vesting period during which they will be forfeited if the employee if terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the vent of a charge in control of the Company.
For the year ended December 31, 2006, $426,200 was charged to operations for the above mentioned employment agreements.

k) The following is a summary of the stock options outstanding during the year ended December 31, 2007 and 2006.

	2007	2006
Stock options outstanding, beginning of year	1,750,000	720,000
Stock options granted during the year	1,540,000	1,640,000
Stock options exercised during the year	(1,480,000)	(610,000)
Stock options canceled	0	0

Stock options outstanding, end of year	1,810,000	1,750,000

l) Deferred charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company’s common shares. Such charges were being shown as a reduction of the Company’s stockholders’ equity in the accompanying Consolidated Statement of Stockholders’ Equity and were amortized over the period of the services rendered.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - TREASURY STOCK

In December 2005, the Company acquired 817,227 shares of its stock at .09 per share in conjunction with a settlement with Four J’s (see Note 4).

In December 2003, the Company acquired 100,000 shares of its stock at $.57 per share (valued at the fair market value at date of acquisition) from an officer of the Company, the proceeds of which were used to offset the officer's loan receivable to the Company in the amount of $56,437.

Note 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2006 consist of the following:

	2007	2006
Current:
Federal and state	$0	$0

Deferred:
Federal and state	$(1,510,967)	$(635,563)
Benefit from the operating loss carryforward	$1,510,967	$635,563

Benefit for income taxes, net	$0	$0

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2007	2006

Statutory federal income tax rate	34.0%	34.0%
State income taxes	6.0%	6.0%
Valuation allowance	(40.0)%	(40.0)%
Effective tax rate	(0.0)%	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAX (continued)

The Company has a net operating loss carryforward of approximately $10,294,000 available to offset future taxable income through 2020. The Company made a 100% valuation allowance at December 31, 2007.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company’s rental lease in Islandia, New York expires on August 31, 2011.

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