Form 10-Q
period 2008-03-31
MEDLINK INTERNATIONAL, INC.
filed 2008-05-15
CIK 225501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 1-31771

MEDLINK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1311718
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

11 Oval Drive, Suite 200B, Islandia, NY 11749
(Address of principal executive offices)

631-342-8800
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer		☐ Accelerated filer
☐ Non-accelerated filer	(Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 15, 2008 were 31,202,820 shares outstanding.

MEDLINK INTERNATIONAL, INC.

FORM 10-Q
INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 9(unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls & Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Default Upon Senior Securities	16

Item 4. Submission of Matters To a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Section 302 Certification of Chief Executive Officer
Section 302 Certification Chief Financial Officer
Section 906 Certification Chief Executive Officer
Section 906 Certification of Chief Financial Officer

Part I. Financial Information

Item 1. Financial Statements

MEDLINK INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	March 31, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash	$-	$2,762
Due from related parties	$39,372	39,372
Accounts receivable	19,099	-

Total current assets	58,471	42,134

Office equipment (at cost) net of accumulated depreciation	143,148	133,559
Intangible asset (at cost), net of accumulated amortization	28,927	41,538
Goodwill	975,000	975,000
Security deposit	5,400	5,400
Other assets	11,983	12,763

	$1,222,929	$1,210,394

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2008	December 31, 2007
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	$447,731	$427,683
Cash overdraft	26,137
Deferred revenue	64,884	64,884
Current portion of capitalized lease payable	5,500	5,500
Note payable	620,637	623,437
Loans payable - related parties	549,387	533,922
Total current liabilities	1,714,276	1,655,426

Long-term debt:
Lease payable	2,750	2,750

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock $.001 par value; 5,000,000 shares authorized:
none issued
Common stock Class A $.001 par value; authorized 150,000,000 shares;
23,877,351 shares issued	23,878	20,372
Class B $.001 par value; authorized 50,000,000; 5,361,876 issued
and outstanding	5,362	5,362
Subscription receivable	(100,000)	(100,000)
Deferred charges	(303,473)	(27,375)
Additional paid-in capital	14,002,616	13,071,881
Accumulated deficit	(13,991,929)	(13,287,471)
	(363,546)	(317,231)
Treasury stock, at cost	(130,551)	(130,551)

Total stockholders’ deficit	(494,097)	(447,782)

	$1,222,929	$1,210,394

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

Revenues	$138,461	$0
Costs and expenses:
General and administrative	832,849	506,180
Depreciation and amortization	10,070	10,482

	842,919	516,662

Net loss	$(704,458)	$(516,662)

Basic and diluted loss
per share	$(.02)	$(.03)

Weighted average number of
basic and diluted shares outstanding	28,993,621	19,671,711

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three
	months ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(704,458)	$(516,662)
Adjustments to reconcile net loss to
cash flows used in operating activities:
Depreciation	10,070	10,482
Issuance of common shares for consulting and other services
rendered	70,061	81,600
Share based compensation and amortization of deferred charges	308,082	120,825
Accounts receivable and other assets	(18,319)	19,783
Accrued expenses and other
current liabilities	46,185	31,526

Cash flows used in operating activities	(288,379)	(252,446)

Cash flows from investing activities:
Purchase of equipment	(7,048)	(183,062)
Purchase of intangible asset	0	(5,000)
Cash acquired in Med-Link acquisition	0	0
Investments in partnerships	0	0

Cash flows used in investing activities	(7,048)	(188,062)

Cash flows from financing activities:
Issuance of common stock	280,000	251,600
Repayment of loans	(2,800)	0
Purchase of company common shares	0	0
Proceeds from loan payable	0	0
Advances from officer/shareholders	15,465	188,908

Net cash flows provided by financing
activities	292,665	440,508

Net decrease in cash	(2,762)	0
Cash - beginning of period	2,762	0

Cash - end of period	$0	$0

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	For the three
	months ended
	March 31,
	2008	2007

Supplemental disclosures of cash
flows information:
Cash paid during the year for:

Interest	$0	$0

Income taxes	$0	$0

Non-cash financing activities:
Reference is made to financial statements notes for certain non-cash financing activities.

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

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

MEDLINK INTERNATIONAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Compensation

The FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective January 1, 2007. In 2008, the Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan.

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

New Accounting Pronouncements

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

MEDLINK INTERNATIONAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008

NOTE C - STOCKHOLDERS’ EQUITY

a.	In the first quarter of 2008, a stockholder exercised their options to purchase 11,600 shares of the Company’s stock.

b.
TheCompany has employment agreements with three individuals. The individuals serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. The three individuals received a raise for 2008 resulting in cash compensation of $391,680 and agreed to accept 2,879,999 shares of the Company’s common stock. The executives also received an option to purchase 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company. For the three months ended March 31, 2008, $290,420 was charged to operations for the above mentioned employment agreement.

c.	In the first quarter of 2008, the Company entered into a subscription agreement with an individual for a private placement in the amount of $280,000 to purchase 560,000 shares of the Company’s stock.

d.
In the first quarter of 2008, the Company issued 53,930 shares of the Company’s stock in exchange for consulting services and legal services. The shares were valued at the closing stock price of the Company’s common shares on the dates of the agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction
During the first quarter of 2008, MedLink continued to progress on the growth and success of 2007 with its 3rd straight quarter of growth. 2007 had produced a banner year for MedLink as the Company released its MedLink EHR TotalOffice 3.0 and MedLink TV, and made the transformation to a sales organization from that of a development company. The company believes that it has set the foundation with its products and strategic alliances to generate significant growth and penetration in the healthcare information technology (“HIT”) market.

With an aggressive bi-partisan HIT political agenda, soaring healthcare costs, increasing demand from diagnostic imaging centers and labs seeking to integrate directly with physicians, increasing patient awareness of the importance of personal healthcare records, the pharmaceutical industry’s new found e-marketing initiative, and the backing of some of the country’s largest and most esteemed medical societies; MedLink has strategically positioned itself to execute on all facets of its business plan which the Company expects will result in tremendous growth in 2008

Status of Operations

MedLink expects to complete the integration of its MedLink EHR and MyMedLinkChart with Microsoft’s HealthVault sometime in the 2nd quarter of 2008. MyMedLinkChart and HealthVault will allow for consumers to view, save and send clinical information from within their HealthVault account, improving coordination of care. Once completed the integration with HealthVault will enable health organizations to leverage HealthVault in strengthening the relationship between physicians and their patients, by allowing physicians with the push of a button to send the entire patient record to HealthVault. The integration with HealthVault will enhance MedLink’s competitive advantages in the HIT marketplace by driving patient demand to Physicians which will be driven through an aggressive marketing campaign on MedLink TV.

The Company recently announced the endorsement of the Texas Medical Association, the country’s largest medical society. As MedLink continues to execute on its plan to partner with large medical associations. We have also initiated a program with two of medical societies whereby the society is offering to its members the MedLink TotalOffice EHR at a member benefit price. The backing of the MedLink TotalOffice EHR by a physician’s medical society the Company feels will be a significant step in the adoption of the EHR as physicians rely on the due diligence of their society.

There are currently more than 300 MedLink TV’s installed in 7 states and we are receiving more requests for MedLink TV than our current installation infrastructure can accommodate. Since the launch of MedLink TV in Texas in the beginning of May we have received nearly 100 install agreements per week from Texas alone. The response to the Medical society endorsements has been overwhelmingly positive. We are continuing to increase efficiencies in the installation process and will be adding to the installation staff in New York as well as opening a distribution office in Dallas, Texas in May/June of this year to accommodate the 1,800 screens that the Texas Medical Association has committed to by the end of 2008. MedLink TV has hit a critical mass milestone with MedLink TV accumulating more than 300,000 viewers a month and growing rapidly and current estimations project more than 3.5 million unique viewers per month by the end of the year rivaling some of the smaller cable channels but with the advantage of a much more valuable advertising demographic. MedLink recently signed a representation agreement with SeeSaw Networks, the largest digital signage advertising agency in the country and have begun to attract national advertisers and expect to capitalize on significant advertising revenue in the 3rd quarter of 2008.

We recently partnered with LifePoint, a leader in the electronic ordering and delivery of lab orders/results. LifePoints web-based system is currently utilized by more than 43,000 physicians each month to create a MedLink EHR offering to labs across the country. The integration of the MedLink EHR and LabTest is complete, and the two companies are in discussions with labs in New York, Texas, Virginia, Connecticut and Michigan to sponsor the MedLink TotalOffice EHR (“MedLink EHR”) to their referring physicians as a competitive advantage to competing labs. We are in the final contract stages with two of these labs and expect to start EHR integrations with labs and their physicians later this month. We expect this relationship to significantly drive sales of the MedLink EHR.

As of March 31, 2008 we had 31 full time employees split between New York, California, and Hyderabad, India. We expect significant growth through the remainder of 2008 as our R&D expenditures and business development come to fruition.

BUSINESS OVERVIEW

MedLink is headquartered in Islandia, New York. We are in the business of selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. We offer our services as stand-alone, combined or enterprise-wide systems. Our flagship product the MedLink EHR software enables physicians to utilize one solution to handle all of their practice management needs from scheduling, to practice management, to medical billing in an all in one user friendly application.

The MedLink Vision:

Our goal is to create the largest hub for personal health records in the United States. We plan to achieve this by meeting our stated mission statement below.

We will offer the medical community applications and services that we believe will ease accessibility to information related to patient care through the creation of a secure digital environment, while making it accessible to institutions both large and small at an affordable price in order to achieve the highest level of participation.

We are dedicated to creating and providing the digital backbone for the delivery of enhanced medical services to healthcare professionals worldwide through a suite of network, communication, management, financial and value-added solutions through the utilization of our Virtual Private Network (“VPN”). Our VPN connects healthcare professionals with vital information and key resources creating efficiencies and thereby achieving optimal, real-time delivery of patient information.

We are driven by our vision of creating a national, paperless, healthcare hub, combining the wisdom of healthcare professionals and the latest in integrated technology to provide solutions for the current and future challenges facing the healthcare industry. We are determined to become the global leader that physicians and healthcare professionals will turn to for real-time, cost-effective access to a myriad of patient information at the touch of a button.

MedLink Solutions & Services

MedLink TotalOffice EHR

Integrates scheduling, patient registration, billing, document management, messaging, encounter notes, e-Prescribing and e-Labs into one practice management solution. MedLink EHR contains all patients’ demographic information, including notes, appointments, lab results, history of visits, as well as all insurance and financial information. MedLink EHR centralizes your patient medical records and streamlines the diagnostic and treatment processes while allowing you to manage patient’s insurance and co-payment information and establish a simple workflow for generating and submitting accurate bills, dramatically reducing insurance company rejections.

MedLink EHR Lite

The MedLink EHR Lite (“EHR Lite”) works in conjunction with the MedLink EHR for referring physicians to view radiology reports and images, submit and receive lab results and to prescribe medications electronically. The referring physicians of radiology centers and laboratories affiliated with us will utilize the EHR Lite, free of charge, to view current and past reports on their patients enabling them to generate a more accurate electronic health record of their patients as well as the ability to e-prescribe medications for those patients. The seamless integration into a patient’s electronic health record is unique to our products and we hope to make the process the standard moving forward for the delivery of reports and images from radiology centers.  We believe EHR Lite will help to speed the diagnostic process and significantly reduce patient wait times.

MedLink TV

MedLink TV is currently deployed in the waiting rooms of more than 300 medical offices and clinics in 7 states, and has received the endorsement of nearly a dozen medical societies including the Texas Medical Association and New York County Medical Society. We believe MedLink TV comprises one of the foremost out-of-home broadcast networks reaching a captive audience of consumers. We believe MedLink TV offers advertisers a unique channel and innovative approach to reaching consumers, in the waiting rooms of physician’s offices and outpatient clinics, while they wait for medical visits and procedures. The network balances informational and advertising content with dynamically delivered, informative, educational and entertaining programming with a focus on health issues and well-being.

MyMedLinkChart.com

Physicians are the key to helping patients create and manage their personal health records. That’s what we believe at MedLink and that’s what makes our personal health record solution so different, it encourages the sharing of information between doctor and patient with the goal of, what the American College of Physicians and the American Academy of Family Physicians have called, a collaborative effort in bringing patient health records, electronic medical records and other technologies into the office to support an ongoing patient-physician relationship.

HEALTHCARE INFORMATION TECHNOLOGY MARKET

There are several trends we believe that create a positive market environment for the healthcare information technology (“HIT”) market.

Healthcare spending continues to expand. The nonpartisan Congressional Budget Office projects that, if left unchecked, total spending on healthcare in the United States would rise from 16% of the gross national product in 2007 to 25% in 2025. We believe HIT is one of the few answers. A study by RAND Corp. published in October 2005 found that widespread adoption of HIT could cut the total cost of healthcare by about 10%.

Another factor we believe is favorable for the HIT industry in the United States is the continued focus by Centers for Medicare and Medicaid Services (“CMS”) and other payers on linking medical care payments to quality and safety, an approach commonly referred to as “pay for performance.” Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety. Based on CMS’ final rule for changes to the 2008 inpatient prospective payment system, there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines. This change, effective in October 2008, is positive for the HIT industry because ensuring compliance with evidence-based guidelines is easier for organizations with an HIT system. Additionally, an expected increase in the number of diagnosis-related groups that are used to determine how much providers are reimbursed for providing care will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and accurately submit care charges for reimbursement.

As the 2008 United States presidential election approaches, rising costs and varying quality have solidified healthcare as a tier-one issue. Presidential candidates in both parties favor using HIT to create efficiencies in the system and address the underlying issue of chronic illness. While there is bipartisan recognition of the benefits of HIT, we do not foresee a scenario in which the United States government would invest a significant amount of money directly in HIT, and we cannot predict how healthcare will be impacted by the upcoming election.

Increasing healthcare spending and challenges in the quality and efficiencies of care are not isolated to the United States. Most other countries are experiencing similar trends, a fact that creates a favorable environment internationally for HIT solutions and related services.

Reflective of these favorable national and global trends, the HIT market remains very competitive. The market could also be impacted by factors such as changes in reimbursement rates to hospitals and physicians, a slowdown in adoption of HIT and changes in the political, economic and regulatory environment.

The market for healthcare in the United States is highly complicated and there can be no assurance that the trends identified above will continue or that the expected benefits to our business from our responses to those trends will be achieved. In addition, the markets for healthcare information services and technology solutions are highly competitive and not only are our existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Our revenues from continuing operations for the quarter ended March 31, 2008 and 2007 were $138,461 and $0, respectively. The increase of revenue is attributable to sales of the MedLink EHR, Anywhere MD’s AutoDoc, and integration income from Radiology Centers.

Expenses for the quarter ended March 31, 2008 and 2007 were $852,919 and $506,180, respectively. The increase in 2008 is primarily due to a significant increase in our personnel including sales and IT, increased hardware purchases to increase IT infrastructure, increased research and development efforts towards the MedLink EHR and stock based compensation for our key executives..

We had net losses of $704,458 and $516,662 for the quarter ended March 31, 2008 and 2007, respectively. The net losses resulted primarily from our commitment to increase our sales and IT staff, increased infrastructure commitments, research and development of the MedLink EHR, and the stock based compensation agreements of our key executives.

Liquidity and Capital Resources

At March 31, 2008 we had a working capital deficiency of $1,655,805 compared to a working capital deficiency of $1,613,292 at December 31, 2007, the increase is primarily due to an increase in accounts payable. While we believes revenue will be earned from the MedLink TotalOffice EHR, MedLink TV and AutoDoc will soon be sufficient to finance operations, there can be no assurance that this will be the case, and that we will not have to raise additional capital from investors. In the event we have to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms, if at all.

Critical Accounting Policies

The preparation of our financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reflected in our consolidated financial statements and accompanying notes. Note 1 to our unaudited condensed consolidated financial statements for the quarter ended Marc 31, 2008 describes the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

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

Accounting for Stock-Based Compensation

The FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective January 1, 2007. In 2008, the Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of March 31, 2008:

		Less than
	Total	1 year	1-3 years

Operating lease obligations	$213,445	$66,091	$147,354

The commitments under our operating leases shown above consist primarily of lease payments for our Islandia, New York corporate headquarters and our Hyderabad, India subsidiary location.

Off-Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q.

Based on the evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, at March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We intend such forward-looking statements to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could”, “should”, “will”, “intended”, “continue”, “believe”, “may”, “expect”, “hope”, “anticipate”, “goal”, “forecast”, “plan”, “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; risks associated with our recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions; changing political, economic and regulatory influences; government regulation; significant competition and market changes; variations in the our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock; the authority of our board of directors to issue preferred stock and anti-takeover provisions contained in our corporate governance documents; and other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. Forward looking statements are not guarantees of future performance or results.

We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as otherwise set forth above or as previously disclosed in our reports on file with the Securities and Exchange Commission, there are no pending material legal proceedings to which we are a party and we are not aware that any are contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our plan of operation.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, and incorporated herein by reference to Part II, Item 5 of our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, in January 2006 we entered into employment agreements with our Chief Executive Officer, Vice President and Chief Technical Officer (together, the “Executives”). In January, 2008 each of the Executives received a raise bringing their combined cash compensation to $391,680 per year, and each agreed to accept stock based compensation lieu of the cash compensation In January 2008, we issued an aggregate of 2,879,999 shares of our stock to the Executives in a private transaction pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

In January 2008, the Executives also received options to purchase up to an aggregate of 1,000,000 shares of our common stock. The exercise price of the options shall be the fair market value of our common stock and the options each have a two year vesting period during which they will be forfeited if the respective Executive is terminated for cause or leaves MedLink prior to the end of the term. The vesting period is accelerated in the event of a change in control.

In March, 2008, we issued 11,600 shares of our stock to an employee of the company, pursuant to a cashless exercise provision, in a private transaction pursuant to an exemption from registration provided by Section 4(2) of the Act, upon the exercise of an option originally issued in November, 2006.

In January 2008, we issued and sold 560,000 shares of our stock to an accredited investor in a private placement transaction pursuant to an exemption from registration provided by Section 4(2) of the Act, for an aggregate purchase price of $280,000.

In the first quarter of 2008, the Company issued 53,930 shares of the Company’s stock in exchange for consulting services and legal services. The shares were valued at the closing stock price of the Company’s common shares on the dates of the agreements.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

No.	Description of Exhibit

3(i)(1)	Restated Articles of Incorporation of MedLink International, Inc., dated December 11, 1980, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.

3(i)(2)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated November 17, 1988, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.

3(i)(3)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated October 10, 2000, incorporated by reference to Exhibit 1 on Form 10-KSB filed March 4, 2001.

3(i)(4)	Articles of Incorporation of MedLink International, Inc., dated October 6, 2005, incorporated by reference to Exhibit 3.1 on Form 10-KSB filed April 17, 2006.

3(ii)(1)	Bylaws of MedLink International, Inc., incorporated by reference to Exhibit 3.2 on Form 10-KSB filed April 17, 2006.

31.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 15, 2008.*

31.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 15, 2008.*

32.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(b) or Rule 15d-14(b), dated May 15, 2008.*

32.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(b) or Rule 15d-14(b), dated May 15, 2008.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.
Date: May 15, 2008
	By:	/s/ Ray Vuono
Ray Vuono
Chief Executive Officer

By:	/s/ James Rose
James Rose
Vice President & Principal Financial Officer