Form 10-Q
period 2008-06-30
MEDLINK INTERNATIONAL, INC.
filed 2008-08-20
CIK 225501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 15, 2008 there were 25,872,333 Class A and 5,361876 Class B shares outstanding.

MEDLINK INTERNATIONAL, INC.

FORM 10-Q
INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	1

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls & Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Default Upon Senior Securities	17

Item 4. Submission of Matters To a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

SIGNATURES	18

Section 302 Certification of Chief Executive Officer
Section 302 Certification Chief Financial Officer
Section 906 Certification Chief Executive Officer
Section 906 Certification of Chief Financial Officer

F-2

MEDLINK INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2008 (UNAUDITED) AND 2007

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets:
Cash	$0	$2,762
Due from related parties	39,372	39,372
Accounts receivable	27,753	0

Total current assets	67,125	42,134

Office equipment (at cost) net of accumulated depreciation	143,824	133,559
Intangible asset (at cost), net of accumulated amortization	25,877	41,538
Goodwill	975,000	975,000
Security deposit	5,400	5,400
Other assets	11,983	12,763

	$1,229,209	$1,210,394

MEDLINK INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

JUNE 30, 2008 (UNAUDITED) AND 2007

	June 30,	December 31,
	2008	2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$435,265	$427,683
Cash overdraft	14,724	0
Deferred revenue	64,884	64,884
Current portion of capitalized payable	5,500	5,500
Note payable	608,637	623,437
Loans payable – related parties	740,036	533,922

Total current liabilities	1,869,046	1,655,426

Long-term debt:
Lease payable	2,750	2,750

Stockholders’ Deficit:
Preferred stock $.001 par value; 5,000,000 shares authorized:
none issued
Common stock Class A $.001 par value; authorized 150,000,000 shares, 25,840,944 shares issued	25,842	20,372
Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	(305,000)	(100,000)
Deferred charges	(1,742,913)	(27,375)
Additional paid-in capital	16,001,712	13,071,881
Accumulated deficit	(14,497,039)	(13,287,471)
	(512,036)	(317,231)

Treasury stock, at cost	(130,551)	(130,551)

Total stockholders’ deficit	(642,587)	(447,782)

	$1,229,209	$1,210,394

MEDLINK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the three months		For the six months
	ended		ended
	June 30,		June 30,

	2008	2007	2008	2007

Sales	$130,058	$69,397	$268,519	$69,397

Cost and expenses:
Operating and administrative	622,795	567,169	1,455,644	1,073,349
Depreciation and amortization	12,373	21,896	22,443	32,378
	635,168	589,065	1,478,087	1,105,727

Operating loss before minority interest	(505,110)	(519,668)	(1,209,568)	(1,036,330)

Minority interest	0	17,869	0	17,869

Net loss	$(505,110)	$(501,799)	$(1,209,568)	$(1,018,461)

Basic loss per share – Class A	$(.0135)	$(.0216)	$(.0330)	$(.0441)

Basic loss per share – Class B	$(.0029)	$(.0027)	$(.0072)	$(.0054)

Weighted average number of basic shares outstanding- Class A	$25,409,739	$18,376,821	$24,643,395	$18,326,821

Weighted average number of basic shares outstanding- Class B	$5,361,876	$2,250,000	$5,361,876	$2,250,000

See accompanying notes to consolidated financial statements.	3

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(1,209,568)	$(1,018,461)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	22,443	32,377
Share based compensation and amortization of deferred charges	616,164	241,650
Issuance of common shares fir consulting and other services rendered	133,117	182,700
Accounts receivable	(27,753)	(2,573)
Accrued expenses and other current liabilities	6,330	117,707
	750,301	571,861

Cash flows used in operating activities	(459,267)	(446,600)

Cash flows from investing activities:
Purchase of fixed assets	(17,047)	(327,035)
Purchase price of Anywhere MD and liabilities in excess of assets acquired	0	(95,415)

Cash flows used in investing activities	(17,047)	(422,450)

Cash flows from financing activities:
Issuance of common stock	285,000	356,600
Repayment of loans	(14,800)	(43,750)
Minority interest	0	(75,118)
Advances from officers/shareholders	206,114	631,318

Net cash flows provided by financing activities	476,314	869,050

Net increase (decrease) in cash	0	0
Cash - beginning and end of period of period	$0	$0

See accompanying notes to consolidated financial statements.	4

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2006

	2008	2007

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$0	$0

Income taxes	$0	$0

Non-cash financing activities:
Reference is made to financial statements notes for certain non-cash financing activities.

See accompanying notes to consolidated financial statements.	5

MEDLINK INTERNATIONAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

NOTE A – DESCRIPTION OF THE BUSINESS

Business Activity

Medlink International Inc. is a provider of full service communication networks for physicians and hospitals.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

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

Accounting for Stock-Based Compensation

The FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited

MEDLINK INTERNATIONAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Compensation (Continued)

exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective January 1, 2007. The Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan.

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

MEDLINK INTERNATIONAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

NOTE C – STOCKHOLDERS’ EQUITY

a.	In the second quarter of 2008, the Company entered into subscription agreements with individuals for private placements in the amount of $210,000 to purchase 411,593 shares of the Company’s stock

b.
In the second quarter of 2008, the Company issued 1,552,000 shares of the Company’s stock in exchange for consulting services. The shares were valued at the closing stock price of the Company’s common share on the dates of the agreements.

c.
The Company has employment agreements with three individuals. The individuals serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. The three individuals received a raise for 2008 resulting in cash compensation of $391,680 and agreed to accept 2,879,999 shares of the Company’s common stock. The executives also received an option to purchase 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company. For the three months and six months ended June 30, 2008, $290,420 and $580,840 respectively, was charged to operations for the above mentioned employment agreement.

d.
In the first quarter of 2008, the Company issued 53,930 shares of the Company’s stock in exchange for consulting services and legal services. The shares were valued at the closing stock price of the Company’s common shares on the dates of the agreements.

e.	In the first quarter of 2008, the Company entered into a subscription agreement with an individual for a private placement in the amount of $280,000 to purchase 560,000 shares of the Company’s stock.

f.	In the first quarter of 2008, a shareholder exercised their options to purchase 11,600 shares of the Company’s stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction
During the second quarter of 2008, MedLink continued to progress on the growth and success of 2007 with its 4th straight quarter of growth. Recent highlights included: Strategic alliance with Microsoft HeathVault, endorsement by St. Luke’s Hospital in New York, MedLink TotalOffice EHR sponsorship by Piedmont Labs to their referring physician base, retention of Shattuck Hammond Partners for investment banking and financial advisory services, rollout of MedLink TV in the Dallas metropolitan area, and the application for 2008 CCHIT certification for the MedLink TotalOffice EHR. 2007 had produced a banner year for MedLink as the Company released its MedLink EHR TotalOffice 3.0 and MedLink TV, and made the transformation to a sales organization from that of a development company. The company believes that it has set the foundation with its products and strategic alliances to generate significant growth and penetration in the healthcare information technology (“HIT”) market.

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

MedLink recently completed the integration of its MedLink EHR and MyMedLinkChart with Microsoft’s HealthVault. MyMedLinkChart and HealthVault will allow for consumers to view, save and send clinical information from within their HealthVault account, improving coordination of care. The integration with HealthVault will enable health organizations to leverage HealthVault in strengthening the relationship between physicians and their patients, by allowing physicians with the push of a button to send the entire patient record to HealthVault. The integration with HealthVault will enhance MedLink’s competitive advantages in the HIT marketplace by driving patient demand to Physicians which will be driven through an aggressive marketing campaign on MedLink TV.

MedLink entered into a significant agreement with Piedmont Medical Laboratory, whereby Piedmont will be offering in a cost sharing model the MedLink TotalOffice EHR as the Piedmont Lab sponsored EMR and EHR practice management system to select practices affiliated with Piedmont Labs. Piedmont will subsidize part of the cost of the system, enabling Piedmont to incorporate a powerful electronic ordering and results reporting tool into the care provider's workflow. The Piedmont MedLink TotalOffice EHR users will utilize E-labs to connect directly to Piedmont labs, enabling complete automation of the laboratory ordering process -- from the point of care in the physician's office to the lab. The Company has recently begun to realize revenue from the sales of MedLink Total Office EHR to this physician base. The Company is actively pursuing similar relationships and is progressing with regional labs in Texas, New Jersey and Michigan.

MedLink also expects that recent legislation will significantly drive EHR adoption that will require Medicare physicians to adopt electronic prescribing (e-prescribing). Under the Medicare Electronic Medication and Safety Protection Act, physicians would receive financial incentives to use e-prescribing systems. Grants would help offset start-up costs, and physicians who use the technology would receive up to a 2 percent bonus for every claim that includes an e-prescription, and per-claim penalties for providers that do not comply.

MedLink recently applied for CCHIT certification for 2008. CCHIT is a not-for-profit agency assigned with the task of defining the key functional components of an EHR, how it should communicate with other systems and how it should protect patient information. CCHIT is performing an important role in defining EHR functionality and promoting standards for EHR interoperability and security.

Of the more than 300 companies that claim to be EHR vendors, less than 3% have applied for 2008 certification due to the rigorous 2008 criteria. The Company believes, as do many industry experts, that the increased certification standards will dramatically shrink the competition for the EHR market, as many EHR buyers are using CCHIT certification as a filtering mechanism for which products to include in their EHR selection process, as some physician reimbursement programs and grants are tied to CCHIT certification. Many payers, associations and healthcare information exchanges (HEIs) are also mandating CCHIT certification. The Company expects a dramatic increase in demand for the MedLink EHR upon the realization of certification by small to medium sized practices that will be unable to afford the high cost of other CCHIT certified products.

The Company announced earlier this year the endorsement of the Texas Medical Association, the country’s largest medical society. The response from Texas physicians has been overwhelmingly positive and MedLink recently began the installation of screens in the Dallas Metropolitan area, the 4th most valuable advertising demographic. As MedLink continues to execute on its plan to partner with large medical associations. We have also initiated a program with two of medical societies whereby the society is offering to its members the MedLink TotalOffice EHR at a member benefit price. The backing of the MedLink TotalOffice EHR by a physician’s medical society the Company feels will be a significant step in the adoption of the EHR as physicians rely on the due diligence of their society.

There are currently more than 300 MedLink TV’s installed in 7 states and we continue to receiving an overwhelming amount of requests for MedLink TV service. Since the launch of MedLink TV in Texas in the beginning of May we have received nearly 100 install agreements per week from Texas alone. The response to the Medical society endorsements has been overwhelmingly positive. We are continuing to increase efficiencies in the installation process and will be adding to the installation staff in New York as well as opening a distribution office in Dallas, Texas later this year to accommodate the 1,800 screens that the Texas Medical Association has committed to by the end of 2008. MedLink TV has hit a critical mass milestone with MedLink TV accumulating more than 300,000 viewers a month and growing rapidly and current estimations project more than 3.5 million unique viewers per month by the end of the year, rivaling some of the smaller cable channels but with the advantage of a much more valuable advertising demographic. MedLink recently signed a representation agreement with SeeSaw Networks, the largest digital signage advertising agency in the country and have begun to attract national advertisers and expect to capitalize on advertising revenue in the 4th quarter of 2008, with pilot programs currently running on MedLink TV for interested advertisers.

As of June 30, 2008 we had 28 full time employees split between New York, California, and Hyderabad, India. We expect growth to continue through the remainder of 2008 as our R&D expenditures and business development efforts come to fruition.

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

The Company also views the recent passage of the Medicare Bill (HR. 3661) into law as a positive. This measure delays a proposed 10.6 percent cut to Medicare physician payments and allows for 18 months of stable payments. Additionally, the bill will foster adoption of electronic prescribing by providing incentives for its use starting in 2009.

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

Reflective of these favorable trends, the HIT market remains very competitive. The market could also be impacted by factors such as changes in reimbursement rates to hospitals and physicians, a slowdown in adoption of HIT and changes in the political, economic and regulatory environment.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

Our revenues from continuing operations for the quarter ended June 30, 2008 and 2007 were $130,058 and $69,397, respectively. The increase of revenue is attributable to sales of the MedLink EHR, Anywhere MD’s AutoDoc, and integration income from Radiology Centers.

Operating Expenses for the quarter ended June 30, 2008 and 2007 were $622,795 and $567,169, respectively. The increase in 2008 is primarily due to a significant increase in our personnel including sales and IT, increased hardware purchases to increase IT infrastructure, increased research and development efforts towards the MedLink EHR and stock based compensation for our key executives.

We had net losses of $505,110 and $501,799 for the quarter ended June 30, 2008 and 2007, respectively. The net losses resulted primarily from our commitment to increase our sales and IT staff, increased infrastructure commitments, research and development of the MedLink EHR, and the stock based compensation agreements of our key executives.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Our revenues from continuing operations for the six months ended June 30, 2008 and 2007 were $268,519 and $69,397, respectively. The increase of revenue is attributable to sales of the MedLink EHR, Anywhere MD’s AutoDoc, and integration income from Radiology Centers.

Operating Expenses for the six month period ended June 30, 2008 and 2007 were $1,455,644 and $1,073,349, respectively. The increase in 2008 is primarily due to a significant increase in our personnel including sales and IT, increased hardware purchases to increase IT infrastructure, increased research and development efforts towards the MedLink EHR and stock based compensation for our key executives.

We had net losses of $1,209,568 and $1,036,330 for the six month period ended June 30, 2008 and 2007, respectively. The net losses resulted primarily from our commitment to increase our sales and IT staff, increased infrastructure commitments, research and development of the MedLink EHR, and the stock based compensation agreements of our key executives.

Liquidity and Capital Resources

At June 30, 2008 we had a working capital deficiency of $639,837 compared to a working capital deficiency of $445,032 at December 31, 2007; the increase is primarily due to an increase in loans payable to certain officers of the company. While we believes revenue will be earned from the MedLink TotalOffice EHR, MedLink TV and AutoDoc will eventually be sufficient to finance operations, there can be no assurance that this will be the case, and that we will not have to raise additional capital from investors. In the event we have to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms, if at all.

Critical Accounting Policies

The preparation of our financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reflected in our consolidated financial statements and accompanying notes. Note 1 to our unaudited condensed consolidated financial statements for the quarter ended June 30, 2008 describes the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

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

Earning Per Share

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

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of June 30, 2008:

		Less than
	Total	1 year	1-3 years

Operating lease obligations	$195,658	$66,091	$129,567

The commitments under our operating leases shown above consist primarily of lease payments for our Islandia, New York corporate headquarters and our Hyderabad, India subsidiary location.

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Based on the evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, at June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of 2008, the Company entered into subscription agreements with individuals for private placements in the amount of $210,000 to purchase 411,593 shares of the Company’s stock

In the second quarter of 2008, the Company issued 1,552,000 shares of the Company’s stock in exchange for consulting services. The shares were valued at the closing stock price of the Company’s common share on the dates of the agreements.

As previously disclosed, and incorporated herein by reference to Part II, Item 5 of our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, in January 2006 The Company has employment agreements with three individuals. The individuals serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. The three individuals received a raise for 2008 resulting in cash compensation of $391,680 and agreed to accept 2,879,999 shares of the Company’s common stock. The executives also received an option to purchase 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company. For the three months and six months ended June 30, 2008, $290,420 and $580,840 respectively, was charged to operations for the above mentioned employment agreement.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

No.	Description of Exhibit

3(i)(1)	Restated Articles of Incorporation of MedLink International, Inc., dated December 11, 1980, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.

3(i)(2)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated November 17, 1988, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.

3(i)(3)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated October 10, 2000, incorporated by reference to Exhibit 1 on Form 10-KSB filed March 4, 2001.

3(i)(4)	Articles of Incorporation of MedLink International, Inc., dated October 6, 2005, incorporated by reference to Exhibit 3.1 on Form 10-KSB filed April 17, 2006.

3(ii)(1)	Bylaws of MedLink International, Inc., incorporated by reference to Exhibit 3.2 on Form 10-KSB filed April 17, 2006.

31.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated August 15, 2008.*

31.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated August 15, 2008.*

32.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(b) or Rule 15d-14(b), dated August 15, 2008.*

32.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(b) or Rule 15d-14(b), dated August 15, 2008.*

___________________ * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2008

MEDLINK INTERNATIONAL, INC.

By:	/s/ Ray Vuono
Ray Vuono
Chief Executive Officer

By:	/s/ James Rose
James Rose
Vice President & Principal Financial Officer