Form 10-Q
period 2008-09-30
MEDLINK INTERNATIONAL, INC.
filed 2008-11-19
CIK 225501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

[ ] Large accelerated filer		[ ] Accelerated filer
[ ] Non-accelerated filer	(Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 15, 2008 there were 26,012,333 Class A and 5,361876 Class B shares outstanding.

MEDLINK INTERNATIONAL, INC.

FORM 10-Q
INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	1

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls & Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Default Upon Senior Securities	18

Item 4. Submission of Matters To a Vote of Security Holders	18

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	20

Section 302 Certification of Chief Executive Officer
Section 302 Certification Chief Financial Officer
Section 906 Certification Chief Executive Officer
Section 906 Certification of Chief Financial Officer

MEDLINK INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2008 (UNAUDITED) AND 2007

ASSETS	September 30,	December 31,
	2008	2007
	(unaudited)
Current Assets:
Cash	$0	$2,762
Due from related parties	0	39,372
Accounts receivable	80,865	0

Total current assets	92,848	42,134

Office equipment (at cost) net of accumulated depreciation	183,867	133,559
Intangible asset (at cost), net of accumulated amortization	48,483	41,538
Goodwill	975,000	975,000
Security deposit	5,400	5,400

	$1,305,598	$1,197,631

MEDLINK INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

SEPTEMBER 30, 2008 (UNAUDITED) AND 2007

LIABILITIES AND STOCKHOLDERS’ DEFICIT
	September 30,	December 31,
	2008	2007
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	$406,001	$427,683
Cash overdraft	1,676	0
Deferred revenue	70,384	64,884
Current portion of capitalized payable	5,500	5,500
Note payable	524,937	623,437
Loans payable - related parties	1,134,203	533,922

Total current liabilities	2,142,701	1,655,426

Long-term debt:
Lease payable	8,250	2,750
Stockholders’ Deficit:
Preferred stock $.001 par value; 5,000,000 shares authorized:
none issued
Common stock Class A $.001 par value; authorized
150,000,000 shares, 25,840,944 shares issued	26,207	20,372
Class B $.001 par value; authorized 50,000,000; 5,361,876
issed and outstanding	5,768	5,362
Subscription receivable	(300,000)	(100,000)
Deferred charges	(1,404,473)	(40,138)
Additional paid-in capital	16,088,404	13,071,881
Retained Earnings	(15,130,708)	(13,287,471)
Treasury Stock	(130,551)	130,551
Total Stockholders Equity	(845,353)	(460,545)

Total stockholders’ liabilties and stockholder equity	$1,305,598	$1,197,631

MEDLINK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the three months		For the six months
	ended		ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$105,606	$89,015	$374,125	$158,412
Cost of Revenues Earned	$15,673	-	$15,673	$-

Gross Profit	$89,933	$89,015	$358,452	$158,412

Cost and expenses:
Operating and administrative	1,058,998	573,217	2,514,642	1,646,566
Depreciation and amortization	-	29,806	22,443	62,184
	1,058,998	603,023	2,537,085	1,708,750

Income (loss) from operations	(969,065)	(514,008)	(2,178,633)	(1,550,338)

Minority interest	0	20,802	0	38,671

Net loss	$(969,065)	$(493,206)	$(2,178,633)	$(1,511,677)

Basic loss per share - Class A	$(.04)	$(.03)	$(.08)	$(.08)

Basic loss per share - Class B	$(.18)	$(.15)	$(.41)	$(.47)

Weighted average number of basic
shares outstanding- Class A	25,840,944	18,771,822	25,840,944	18,771,822

Weighted average number of basic
shares outstanding- Class B	5,361,876	3,250,000	5,361,876	,3,250,000

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(2,178,633)	$(1,511,677)
Adjustments to reconcile net loss to
cash flows used in operating activities:
Minority interest		(95,920)
Depreciation	22,443	62,184
Increase in deferred charges	(1,364,335)	-
Amortization of deferred charges	-	156,606
Share based compensation	871,260	225,000
Issuance of common stock for consulting
And other services rendered	2,056,446	205,593
Inventory	(2,818)	-
Deposits	9,165	-
Increase in deferred revenue	5,500	-
Accounts receivable	(80,865)	(6,674)
Accrued expense and othe current liabilities	(21,682)	142,170

Net Cash used in operating activities	(683,519)	(822,708)

Cash flows from investing activities:
Purchase of fixed assets	(69,700)	(344,225)
Purchase of intangible asset	(6,945)	-
Purchase price of Anywhere MD and liabilities
in excess of assets acquired	0	(95,415)

Cash flows used in investing activities	(76,645)	(439,640)

Cash flows from financing activities:
Issuance of common stock	6,241	571,600
Repayment of loans	600,281	(43,750)
Increase in lease payable	5,500
Proceeds from loan payable	(98,500)
Write off of intercompany receivable	(287,168)
Proceed from common stock	490,000	(75,118)
Advances from officers/shareholders	39,372	734,498

Net cash flows provided by financing activities	755,726	1,262,348

Net increase (decrease) in cash	(4,438)	0
Cash - beginning and end of period of period	$2,762	$0

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$0	$0

Income taxes	$0	$0

Supplemental disclosures of non-cash financing activities:
Shares Issued in lieu of cash	$871,260	$0

Shares issue for consulting services	$2,056,446	$0

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

NOTE A - DESCRIPTION OF THE BUSINESS

Business Activity

Medlink International Inc. is a provider of full service communication networks for physicians.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

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

Accounting for Stock-Based Compensation

The FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited

MEDLINK INTERNATIONAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008
__________________________________________________________________________________

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

MEDLINK INTERNATIONAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

NOTE C - STOCKHOLDERS’ EQUITY

a.
In the third quarter of 2008, the Company issued 165,000 shares of the Company’s stock in exchange for consulting services. The shares were valued at the closing stock price of the Company’s common share on the dates of the agreements.

b.	In the 3rd quarter of 2008, the Company issued 6,389 shares of the Company’s stock as a result of one its employees exercising an option to purchase the Company’s stock.

c.
The Company has employment agreements with three individuals. The individuals serve as the Company’s Chief Executive Officer, Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation. The three individuals received a raise for 2008 resulting in cash compensation of $391,680 and agreed to accept 2,879,999 shares of the Company’s common stock. The executives also received an option to purchase 1,000,000 shares of the Company’s common stock. The exercise price of the options shall be the fair value market value of the common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company. For the three months and nine months ended September 30, 2008, $290,420 and $871,260 respectively, was charged to operations for the above mentioned employment agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

During the third quarter of 2008, MedLink continued to progress on the growth and success with its 5th straight quarter of growth. Recent significant events includ: 2008 CCHIT Certification of MedLink’s TotalOffice EHR 3.1, partnership with Health Banks, strategic alliance with Microsoft Heath Vault, and the retention of Shattuck Hammond Partners for investment banking and financial advisory services. With an aggressive bi-partisan HIT political agenda, soaring healthcare costs, increasing demand from diagnostic imaging centers and labs seeking to integrate directly with physicians, increasing patient awareness of the importance of personal healthcare records, the pharmaceutical industry’s new found e-marketing initiative, and the backing of some of the country’s largest and most esteemed medical societies; MedLink has strategically positioned itself to execute on all facets of its business plan which the Company expects will result in tremendous growth in 2009.

Status of Operations

On the final day of the 3rd quarter, The Certification Commission for Healthcare Information Technology (“CCHIT”) announced that the MedLink TotalOffice EHR 3.1 was one of only 8 companies to receive CCHIT certification and to have passed the inspection of 100 percent of the criteria. CCHIT Certification was an extremely significant event in the view of the Company’s management for the future growth and success of the Company, as the certification gives the Company access to the more than $700+ million available in private and public initiatives for healthcare IT. President elect Obama has promised to fund HIT with $10 billion a year over the next 5 years for increased HIT adoption among physicians, and most industry experts expect CCHIT certification to be a requirement for the majority of the funding initiatives.

In addition, since the announcement of CCHIT certification the company has had a significant increase in inquiries in its products and services from not only physicians, but vendor’s seeking to resell the MedLink EHR, Labs, Imaging Centers and RHIO’s who are all looking to offer an affordable CCHIT certified EHR to their physician base. The recognition of the certification has opened avenues to the Company and due to the changes in Medicare reimbursement for the use of e-prescription; Hospitals, Labs, Imaging Centers, and Societies are scrambling to find an e-prescription solution for their physicians who beginning Jan 1, 2009 will receive a 2% boost in Medicare payments for utilization of e-prescription. The company expects significant growth in the beginning of 2009 in the use of its e-prescription module available in the EHR and EHR Lite. The Company currently is working on sponsorship programs of its EHR and EHR Lite with Hospitals, Labs and two of the largest medical societies in the country for their member and referring physician base that cannot afford the high cost of competing CCHIT certified products.

MedLink also recently announced an agreement with Health Banks and is finalizing an agreement with a large nationwide media company that will offer the medlinkchart.com as its exclusive healthcare portal for its more than 150 websites nationwide. The agreement with healthbanks allows for medlinkchart to provide patient educational information from the same source that is used by WebMD and Revolution Health. With just 6 of the 150 websites operated by the Media company generating 30% of the monthly web traffic realized by WebMD, an existing advertising infrastructure already in place with annual advertising sales in the billions, MedLink expects to become a direct competitor with the two leading health information sites in 2009. Patient education through websites is a multi-billion dollar industry with significant year over year growth, MedLink is aggressively entering the market by leveraging its relationships for immediate traction while offering added advantages to the competition including the ability for patients to create, receive, and store clinical patient information with their physicians and an integration with Microsoft’s Health Vault. CCHIT will be announcing a certification of PHR websites in 2009 which the company intends to apply for which will further enhance its competitive advantage.

MedLink expects that recent legislation will significantly drive EHR adoption which will require Medicare physicians to adopt electronic prescribing (e-prescribing). Under the Medicare Electronic Medication and Safety Protection Act, physicians would receive financial incentives to use e-prescribing systems. Grants would help offset start-up costs, and physicians who use the technology would receive up to a 2 percent bonus for every claim that includes an e-prescription, and per-claim penalties for providers that do not comply.

MedLink recently engaged Shattuck Hammond Partners, one of the nation's premier investment banks focused on Healthcare services companies. Shattuck Hammond will act as the exclusive financial advisor and investment banker for the company. Shattuck Hammond's expertise in the healthcare sector will be a positive catalyst as MedLink forges ahead with its strategic initiatives to execute its strategy to expand its presence in the Healthcare IT arena. Shattuck Hammond has over 50 professionals and senior bankers who average more than 20 years of experience in healthcare and finance and over the past decade have played a prominent role in transactions totaling over $37 Billion.

There are currently more than 300 MedLink TV’s installed in 7 states and we continue to receiving an overwhelming amount of requests for MedLink TV service. Since the launch of MedLink TV in Texas in the beginning of May we have received nearly 100 install agreements per week from Texas alone. The response to the Medical society endorsements has been overwhelmingly positive. We are continuing to increase efficiencies in the installation process. MedLink TV has realized its critical mass goal and has received multiple requests for proposals from significant pharma companies for their 2009 budget planning. With increased restrictions on the ability for Pharma to market to the general public and physicians, many industry experts view digital signage as the ideal solution for Pharma.

As of September 30, 2008 we had 24 full time employees split between New York, California, and Hyderabad, India. We expect growth to continue through the remainder of 2008 as our R&D expenditures and business development efforts come to fruition.

Business Overview

MedLink, headquartered in Islandia, NY, is a healthcare information enterprise system focused on the physician sector. The Company is in the business of selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real-time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. MedLink’s service offering creates a digital backbone for delivery of enhanced medical services through an integrated suite of networking, communications, management and financial products through a virtual private network.

MedLink offers its services as stand-alone, combined or enterprise-wide systems. The Company’s flagship product is an electronic health record (“EHR”) that it began development of in 2005. The Company transitioned its focus to commercializing the product in 2007 and now markets its products and services through partnerships with medical societies, imaging centers, labs and hospitals (“Value-Added Partners”). The MedLink TotalOffice EHR 3.1 received certification in September 2008 by the Certification Commission for Healthcare Information Technology (“CCHIT”). The Company’s other valued-added products include a personal health record/e-Health website, MedLink TV, Physician Interactive Network (“PIN”), and Remote PACS (“picture archiving and communication system”).

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

MedLink Product Offerings

MedLink TotalOffice EHR 3.1

MedLink’s core product offering is its MedLink TotalOffice EHR, a healthcare information enterprise system that provides physician practices with an entire practice management, clinical decision support and EHR solution. The MedLink EHR contains the patient's demographic information, patient chart, notes, appointments, lab results, e-prescriptions, documents, history of visits, as well as all insurance and financial information. It is designed to centralize the patient's medical records and streamline the diagnostic and treatment process while connecting the physician seamlessly with outside resources such as radiology centers, labs, pharmacies and insurance companies. The Company offers an attractive value proposition for physicians with its EHR Lite product which provides physicians with basic EMR functionality at no cost to physicians. The Company collects its fees through lab integrations and e-prescribing. Moreover, the Company’s EHR is priced below competing products with similar, comprehensive services. The Company also offers a number of products and services beyond its EHR capabilities to create additional value for a physician in the management of their business.

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

Key Business Attributes

The Company has compelling opportunities in the attractive and dynamic healthcare information technology industry. The Company is poised for significant revenue growth and profitability through its strategic partnerships and opportunities.

Significant Market Opportunity
•	Currently, out of the estimated 600,000 physicians in the U.S., only 15% are estimated to have employed EHRs for their practice.
•	This market is expected to grow significantly in the next several years as legislation and federal directives drive EHR adoption among physicians.
-	The Bush Administration mandated that physicians switch all patient records to electronic form by 2014. The mandate has received bi-partisan support from Congress and president-elect Obama;
-	Medicare Electronic Medication and Safety Protection Act provides financial incentives for physicians to use e-prescribing systems that have current year CCHIT certification;
-
Medicare Prescription Drug, Improvement, and Modernization Act of 2003 permits hospitals and other organizations to provide e-prescribing and EHR software, information technology and training services to physicians; and

-	Private and public initiatives for healthcare IT adoption have currently made available more than $700 million. The majority of subsidies and grants require current year CCHIT certification.

Value-Added Strategic Partners
•	The Company has received endorsements from one of the largest medical associations in the U.S. as well as four New York based medical societies.
•	The Company continues to form valuable strategic partnerships with imaging centers, laboratories and other facilities through the integration of their systems with the Company’s EHR.

Targeted Installation Base
•	The Company’s value-added partners provide a “captive” base of physicians as customers for the Company’s products.
•	The Company has a focused sales and marketing effort underway to leverage this prime access opportunity to reach these nearly 140,000 physicians.

Attractive Value Proposition
•
The primary barrier to EHR adoption among physicians is cost. The Company offers an attractive value proposition through its EHR Lite product. EHR Lite provides physicians with basic EMR functionality at no upfront cost to the physician, creating a sticking point for later full EHR conversion.

•	The Company’s EHR is priced below competing products with similar services.
•	Quick deployment of the Company’s EHR, makes the product very attractive to physicians and counterparties.

Acquisition Opportunities
•	Given the highly fragmented nature of the EHR industry, the Company is well-positioned to evaluate acquisition opportunities and serve as a consolidator in the market.

2008 CCHIT Certification
•	The Company’s EHR was one of 8 products which received full certification in 2008, (compared to 53 in 2007) out of a total 175 EHR vendors currently in the market.
•
This certification creates a tremendous competitive advantage for the Company in its targeted customer base, the small to medium sized physician office marketplace, as financial incentives are available to providers who use a 2008 CCHIT certified EHR product.

HEALTHCARE INFORMATION TECHNOLOGY MARKET

Despite the turbulence in the worldwide macroeconomic environment, we believe the fundamental drivers for healthcare IT demand and adoption remain intact. We believe our primary end market, healthcare, is likely to be more resilient to tough economic conditions than most segments. Our solutions play an important role in improving safety, efficiency and cost and are therefore usually ranked high against competing priorities. Most of our clients also believe they must invest in IT to meet current and future regulatory, compliance and government reimbursement models.

New changes to the Medicare Modernization ACT (MMA) Part D regulations will require prescriptions for Medicare Part D be transmitted electronically effective January 1, 2009. The Company views this as a major development that will spur growth in its EHR solutions, and significant adoption of its EHR Lite solution. Some of the major private insurance carriers are discussing similar policies and the company expects e-prescription to become the standard in the next few years, compared to 2007 where only 2% of all prescriptions were submitted electronically.

Medicare physicians who use e-prescribing technology will be eligible for incentive payments:

•	2% in fiscal year 2009 and 2010

•	1% in 2011 and 2012

•	0.5% in 2013

Physicians participating in Medicare who do not e-prescribe:

•	1% payment cut in 2012

•	1.5% payment cut in 2013

•	2% in subsequent years

With healthcare spending estimated at over $2 trillion and 16% of the U.S. Gross Domestic Product and growing, politicians and policy makers agree that the current healthcare system is unsustainable. And leaders of both parties express commitment to the intelligent use of information systems that improve health outcomes and correspondingly drive down cost. We believe one reason for the bi-partisan support of HIT is a study by RAND Corp. published in October 2005 that concluded widespread adoption of HIT could cut the total cost of healthcare by about 10%. Although policy experts have different opinions on the rates of HIT adoption and how quickly benefits can be realized, there is consensus that HIT has the potential to contribute to significant costs savings.

Also, increasing healthcare spending, safety and quality concerns, and inefficient care are not issues isolated to the United States. Most other countries are experiencing similar trends, a fact that creates a favorable environment internationally for HIT solutions and related services.

Overall, while the current economic turmoil warrants close monitoring, our end markets appear to remain solid. But we understand the possibility that a sustained recession and credit crunch could impact our clients’ ability to invest in HIT.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

Our revenues from continuing operations for the quarter ended September 30, 2008 and 2007 were $105,606 and $89,015, respectively. The increase of revenue is attributable to sales of the MedLink EHR, Anywhere MD’s AutoDoc, and integration income from Radiology Centers and Labs.

Operating Expenses for the quarter ended September 30, 2008 and 2007 were $1,105,998 and $573,217, respectively. The increase in 2008 is primarily due to a significant increase in our personnel including sales and IT, increased research and development efforts towards the MedLink EHR and stock based compensation for our key executives.

We had net losses of $969,065 and $493,206 for the quarter ended September 30, 2008 and 2007, respectively. The net losses resulted primarily from our commitment to increase our sales and IT staff, increased infrastructure commitments, research and development of the MedLink EHR, and the stock based compensation agreements of our key executives and consultants.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

Our revenues from continuing operations for the nine months ended September 30, 2008 and 2007 were $358,452 and $158,412, respectively. The increase of revenue is attributable to sales of the MedLink EHR, AutoDoc, and integration income from Radiology Centers and Labs.

Operating Expenses for the nine month period ended September 30, 2008 and 2007 were $2,514,642 and $1,646,566, respectively. The increase in 2008 is primarily due to a significant increase in our personnel including sales and IT, increased research and development efforts towards the MedLink EHR and stock based compensation for our key executives and consultants.

We had net losses of $2,178,633 and $1,550,338 for the nine month period ended September 30, 2008 and 2007, respectively. The net losses resulted primarily from our commitment to increase our sales and IT staff, increased infrastructure commitments, research and development of the MedLink EHR, and the stock based compensation agreements of our key executives.

Liquidity and Capital Resources

At September 30, 2008 we had a working capital deficiency of $683,519 compared to a working capital deficiency of $445,032 at December 31, 2007; the increase is primarily due to non-cash stock based compensation for our key executives and consultants. While we believes revenue will be earned from the MedLink TotalOffice EHR, MedLink TV and AutoDoc will eventually be sufficient to finance operations, there can be no assurance that this will be the case, and that we will not have to raise additional capital from investors. In the event we have to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms, if at all.

Future Capital Requirements

On August 15, 2008, MedLink engaged Shattuck Hammond Partners, one of the nation's premier investment banks focused on Healthcare services companies and a division of Morgan Keegan & Company, Inc. Shattuck Hammond will act as the exclusive financial advisor and investment banker for MedLink and assist the Company in an equity raise to fund the Company’s aggressive organic growth and acquisition startegies. Our primary needs for cash over the next twelve months will be to fund increased marketing expenses, working capital, pay acquisition costs relating to potential acquisitions, fund capital expenditures, contractual obligations and investment needs of our current business.

Critical Accounting Policies

The preparation of our financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reflected in our consolidated financial statements and accompanying notes. Note 1 to our unaudited condensed consolidated financial statements for the quarter ended September 30, 2008 describes the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

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

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of September 30, 2008:

		Less than
	Total	1 year	1-3 years

Operating lease obligations	$195,658	$66,091	$129,567

The commitments under our operating leases shown above consist primarily of lease payments for our Islandia, New York corporate headquarters and our Hyderabad, India subsidiary location.

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include all statements other than those made solely with respect to historical fact. Forward-looking statements may be identified by words such as “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends”, “should”, “seeks”, “future”, continue”, or the negative of such terms, or other comparable terminology. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Such forward-looking statements are subject to numerous risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from those expressed in or indicated by them.

Factors that could cause actual results to differ materially include, but are not limited to:

•	the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that products will not achieve or sustain market acceptance;

•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

•	competitive pressures including product offerings, pricing and promotional activities;

•	our ability to establish and maintain strategic relationships;

•	undetected errors or similar problems in our software products;

•	compliance with existing laws, regulations and industry initiatives and future changes in laws or regulations in the healthcare industry;

•	the possibility of product-related liabilities;

•	our ability to attract and retain qualified personnel;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	legislative, regulatory and economic developments; and

•	those factors discussed in “Risk Factors” in MedLink’s periodic filings with the SEC.

•	risks that the Transactions disrupt current plans and operations and potential difficulties in employee retention as a result of the Transactions;

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date such statements are made.

Except to the extent required by applicable law or regulation, MedLink undertakes no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Based on the evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, at September 30, 2008, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2008, the Company issued 165,000 shares of the Company’s stock in exchange for consulting services. The shares were valued at the closing stock price of the Company’s common share on the dates of the agreements.

In the third quarter of 2008, the Company issued 6,389 shares of the Company’s stock as a result of one of its employees exercising a ten-thousand share option. The shares were exercised on a cashless basis valued at the closing stock price of the Company’s common share on the dates of the agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

No.	Description of Exhibit

3(i)(1)	Restated Articles of Incorporation of MedLink International, Inc., dated December 11, 1980, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.

3(i)(2)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated November 17, 1988, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.

3(i)(3)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated October 10, 2000, incorporated by reference to Exhibit 1 on Form 10-KSB filed March 4, 2001.

3(i)(4)	Articles of Incorporation of MedLink International, Inc., dated October 6, 2005, incorporated by reference to Exhibit 3.1 on Form 10-KSB filed April 17, 2006.

3(ii)(1)	Bylaws of MedLink International, Inc., incorporated by reference to Exhibit 3.2 on Form 10-KSB filed April 17, 2006.

31.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 20, 2008.*

31.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 20, 2008.*

32.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(b) or Rule 15d-14(b), dated November 20, 2008.*

32.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(b) or Rule 15d-14(b), dated November 20, 2008.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

Date: November 19, 2008	By:	/s/ Ray Vuono
Ray Vuono
Chief Executive Officer

By:	/s/ James Rose
James Rose
Vice President & Principal Financial Officer