Form 10-K
period 2008-12-31
MEDLINK INTERNATIONAL, INC.
filed 2009-04-15
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2008.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           For the transition period from ...........to...............

                         Commission File Number 2-71164


                           MEDLINK INTERNATIONAL, INC.
 -------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            DELAWARE                                          41-1311718
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
incorporation or organization)


                  1 Roebling Court, Ronkonkoma, New York 11779
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  631-342-8800
                  --------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined
in Rule 405 of the Securities Act   Yes [ ]    No [X]

Indicate by check if the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes [X]   No [ ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]                    Accelerated filer         [ ]
   Non-accelerated filer   [ ]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

         MedLink International, Inc. revenues from continuing operations for the fiscal year ended December 31, 2008 were $475,609.

         The aggregate market value of the voting and non voting equity held by non-affiliates as of March 31, 2009 based upon the closing price of the Common Stock on the Over-the-Counter Bulletin Board and Frankfurt Stock Exchange for such date was $9,460,217 as of March 31, 2009. There were a total of approximately 18,772,003 shares held by non-affiliates as of such date.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                    Shares Outstanding as of March 31, 2009
-------------------------------------    ---------------------------------------
Class A Common Stock, $0.01 par value                  30,406,246
Class B Common Stock, $0.01 par value                   5,361,876

                     STATEMENT OF FORWARD LOOKING STATEMENTS


         This Annual Report on Form 10-K contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to MedLink International, Inc. and its subsidiaries (collectively the "Company") that are based on the beliefs of the Company's management, as well as, assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. The Company's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the Company's need to obtain additional financing or equity; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and certain other factors detailed below under Risk Factors.

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

         The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures the Company makes in its Form 10-K, Form 10-Q and Form 8-K reports to the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Throughout this report we refer to MedLink International and its consolidated subsidiaries as "MedLink," "the Company," "we," "us," and "our."

PART I
------

Item 1.  Business
-----------------


Business Overview

         MedLink is a healthcare information enterprise system business focused on the physician sector headquartered in Ronkonkoma, NY. The Company is in the business of selling, implementing and supporting software solutions that provide healthcare providers with secure access to clinical, administrative and financial data in real-time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare services.

         MedLink offers its services as stand-alone, combined or enterprise-wide systems. Development of its flagship product, MedLink TotalOffice, an electronic health record ("EHR") that was implemented in 2005 ("TotalOffice EHR"). Once product development was completed, MedLink transitioned its focus to commercializing MedLink TotalOffice EHR and received ambulatory EHR certification from the Certification Commission for Healthcare Information Technology ("CCHIT") in October, 2008. In addition, MedLink has developed a "Lite" version of MedLink TotalOffice and a broad product offering that includes: a personal health record/e-Health website ("MyMedLinkChart"); a picture archiving and communication system ("MedLink Remote PACS"); a private communication network through which healthcare content and information is delivered to a physician's waiting room and displayed on a 40" flat screen TV ("MedLink TV"). The Company currently markets its products and services through endorsement relationships with medical societies, imaging centers, labs and hospitals ("Value-Added Strategic Partners").

         MedLink International, Inc. is a Delaware corporation. The Company's Class A Common Stock trades on the Over-the Counter Bulletin Board under the symbol "MLKNA.OB" and its Class B Common Stock trades on the Frankfurt Stock Exchange under the symbol "WM6B".

      The Company's web site address is www.medlinkus.com.

The MedLink Vision:

         Our goal is to create one of the largest hub for health records in the United States. We plan to achieve this by meeting our stated mission statement below.

         "We will offer the medical community applications and services that we believe will ease accessibility to information related to patient care through the creation of a secure digital environment, while making it accessible to institutions both large and small at an affordable price in order to achieve the highest level of participation."

We are dedicated to creating and providing the digital backbone for the delivery of enhanced medical services to healthcare professionals worldwide through a suite of network, communication, management, financial and value-added solutions through the utilization of our Virtual Private Network ("VPN"). Our VPN connects healthcare professionals with vital information and key resources creating efficiencies and thereby achieving optimal, real-time delivery of patient information.

We are driven by our vision of creating a national, paperless, healthcare hub, combining the wisdom of healthcare professionals and the latest in integrated technology to provide solutions for the current and future challenges facing the healthcare industry. We are determined to become a marktet leader that physicians and healthcare professionals will turn to for real-time, cost-effective access to a myriad of patient information at the touch of a button.

MedLink Product Offerings
-------------------------

MedLink TotalOffice EHR 3.1

         MedLink's core product offering is its MedLink TotalOffice EHR ("MedLink EHR"), a 2008 CCHIT Certified product. The MedLink EHR is a healthcare information enterprise system that provides physician practices with electronic access and control over patient records. It enables the primary provider to easily manage the process of creating, maintaining and adding to patient electronic health records. TotalOffice EHR contains the patient's demographic information, notes, appointments, lab results, prescriptions, documents, history of visits, as well as all insurance and financial information. It is also designed to centralize the patient's medical records and streamline the diagnostic and treatment process while connecting the physician seamlessly with outside resources such as radiology centers, labs, pharmacies and insurance companies. MedLink EHR includes a billing application which enables the product to achieve full revenue cycle management capabilities.

A key feature of the MedLink EHR is the MedLink Virtual Private Network ("MedLink VPN").The MedLink VPN allows physician practices to securely communicate with each other and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other Personal Health Information ("PHI"). The data is stored and replicated in two separate data centers located in different regions of New York. The system is compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and HL7. The MedLink VPN also incorporates streaming video technology, enabling remote viewing of procedures or delivery of continuing education or training materials by a hospital to its doctors and staff, and communications software allowing for secure messaging among hospital personnel.

MedLink TotalOffice can improve healthcare quality and reduce costs by preventing medical errors, reduce paperwork and reduce administrative inefficiencies. Additionally, it automates administrative workflow, including scheduling, patient billing and collection and claims management.

MedLink EHR Lite

            The MedLink EHR Lite ("EHR Lite") works in conjunction with the MedLink EHR for referring physicians to view radiology reports and images, submit and receive lab results and to prescribe medications electronically. The referring physicians of radiology centers and laboratories affiliated with MedLink and the Company's Strategic Partners utilize the EHR Lite, free of charge, to view current and past reports on their patients enabling them to generate a more accurate electronic health record of their patients, while providing the practice with additional functuionality such as scheduling, tasks, patient chart, e-prescription, e-labs and e-radiology. The seamless integration into a patient's electronic health record is unique to our products and we hope to make the process the standard moving forward for the delivery of reports and images from radiology centers. We believe EHR Lite will help to speed the diagnostic process and significantly reduce patient wait times, while providing a stepping stone to full EHR functionality provided by the MedLink EHR.

MedLink TV

            MedLink TV is currently deployed in the waiting rooms of more than 200 medical offices and clinics in 7 states, and has received the endorsement of nearly a dozen medical societies including the Texas Medical Association and New York County Medical Society. We believe MedLink TV comprises one of the foremost out-of-home broadcast networks reaching a captive audience of consumers. MedLink TV offers advertisers a unique channel and innovative approach to reaching consumers, in the waiting rooms of physician's offices and outpatient clinics, while they wait for medical visits and procedures. The network balances informational and advertising content with dynamically delivered, informative, educational and entertaining programming with a focus on health issues and well-being.

The forecasts for digital signage hardware and Out-of-Home ("OOH") video advertising sales recently issued by four independent research firms highlight an industry that has emerged as the dynamic "Fourth Screen" in communications and advertising. PQ Media stated that within the U.S. market, the industry is expected to grow 11.2 percent to $2.4 billion in 2008 and at a compounded annual growth rate of 12.9 percent from 2007 to 2012. The market for the "Fourth Screen" has developed as a result of increased direct pharmaceutical marketing regulations to physicians as well as increased disclosure guidelines in Direct-to-Consumer Advertising ("DTCA"). Thus, major pharmaceutical marketers are now reallocating their marketing budgets to the "Fourth Screen" and patient education forums.

MyMedLinkChart.com

         MyMedLinkChart is a personal health record that combines data, knowledge and software tools to help a physician's patients become active participants in their own healthcare.

Physicians and networks will be able to upload patient charts through MyMedLinkChart.com. The patient chart, or continuity of care document ("CCD"), will be available to MedLink EHR and EHR Lite users via connectivity to MyMedLinkChart.com. MyMedLinkChart will provide the patients access to clinical patient data including: clinical problems list, procedures and treatments, family history, social history, insurance data, advanced legal directives, allergy alerts, current and relevant historical medications, immunizations, vital signs, lab results and care plans.

Additionally, per an agreement reached in August with Microsoft Health Solutions Group, MedLink makes the CCD available to HealthVault users as well via MyMedLinkChart.com. The integration of MyMedLinkChart with Microsoft's HealthVault enables patients to view, save and send clinical information from within their HealthVault account, further improving coordination of care. HealthVault encourages patients to drive demand for physicians to implement EHRs, such as MedLink's TotalOffice EHR.

Physicians are the key to helping patients create and manage their personal health records. That's what we believe at MedLink and that's what makes our personal health record solution so different, it encourages the sharing of information between doctor and patient with the goal of, what the American College of Physicians and the American Academy of Family Physicians have called, a collaborative effort in bringing patient health records, electronic medical records and other technologies into the office to support an ongoing patient-physician relationship. With the click of button from the patient chart of wither the MedLink Ehr or EHR Lite a provider can securely transmit a patients personal health record to a patient, that the patient can then access and share free of charge at www.mymedlinkchart.com.

Key Business Attributes
-----------------------

The Company has compelling opportunities in the attractive and dynamic healthcare information technology industry. The Company is poised for significant revenue growth and profitability through its strategic partnerships and opportunities.

Significant Market Opportunity

    o Currently, out of the estimated 600,000 physicians in the U.S., only 15-20% are estimated to have employed EHRs for their practice.
    o This market is expected to grow significantly in the next several years as legislation and federal directives drive EHR adoption among physicians.
                - The Bush Administration mandated that physicians switch all patient records to electronic form by 2014. The mandate has received bi-partisan support from Congress and President Obama;
                - Medicare Electronic Medication and Safety Protection Act
                  provides financial incentives for physicians to use e-prescribing systems that have current year CCHIT certification;
                - Medicare Prescription Drug, Improvement, and Modernization Act
                  of 2003 permits hospitals and other organizations to provide e-prescribing and EHR software, information technology and training services to physicians; and
                - Private and public initiatives for healthcare IT adoption have currently made available more than $700 million. The majority of subsidies and grants require current year CCHIT certification.
                - More than $20 billion was provided for the adioption fo
                  healthcare IT in early 2009

Value-Added Strategic Partners
    o The Company has received endorsements from one of the largest medical associations in the U.S. as well as four New York based medical societies.
    o The Company continues to form valuable strategic partnerships with imaging centers, laboratories, RHIO's and other facilities through the integration of their systems with the Company's EHR.

Targeted Installation Base
    o The Company's value-added partners provide a "captive" base of physicians as customers for the Company's products.
    o The Company has a focused sales and marketing effort underway to leverage this prime access opportunity to reach these physicians.

Attractive Value Proposition
    o The primary barrier to EHR adoption among physicians is cost. The Company offers an attractive value proposition through MedLink EHR and EHR Lite. EHR Lite provides physicians with basic EMR functionality at no upfront cost to the physician, creating a sticking point for later full EHR conversion.
    o The Company's EHR is priced below competing products with similar services.
    o Quick deployment of the Company's EHR, makes the product very attractive to physicians and counterparties.

2008 CCHIT Certification
    o The Company's EHR was one of 8 products which received full certification in October, 2008.
    o This certification creates a tremendous competitive advantage for the Company in its targeted customer base, the small to medium sized physician office marketplace, as financial incentives are available to providers who use a 2008 CCHIT certified EHR product.

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

Medicare physicians who use e-prescribing technology will be eligible for incentive payments:

    o    2% in fiscal year 2009 and 2010
    o    1% in 2011 and 2012
    o    0.5% in 2013

Physicians participating in Medicare who do not e-prescribe:

    o    1% payment cut in 2012
    o    1.5% payment cut in 2013
    o    2% in subsequent years

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

Overall, while the current economic turmoil warrants close monitoring, our end markets appear to remain solid. But we understand the possibility that a sustained recession and credit crunch could impact our clients' ability to invest in HIT.

The Healthcare Industry Overview

         United States healthcare expenditures are a significant and growing component of the U.S. economy, representing $2.1 trillion in 2006, or 16 percent of GDP. Expenditures increased by 6.5 percent in 2005 and 6.7 percent in 2006 and are expected to almost double to $4.3 trillion and represent nearly 20 percent of GDP, in 2017.(1)

As an industry, healthcare services are generally provided through a fragmented group of providers that have, in many cases, historically under-invested in administrative and clinical solutions. The administrative portion of healthcare costs for providers is expected to continue to expand due in part to the increasing complexity in the public and private reimbursement process. Thus, a greater administrative burden is being placed on providers, or physicians, to accurately report and document healthcare services provided to the patient. This is further compounded by the fact that many providers, which are grouped in small physician practices, lack the technological infrastructure and human resources to bill, collect and obtain full reimbursement for their services, and instead rely on inefficient, labor-intensive processes to perform these functions. Healthcare is a relatively information-intensive industry and the lack of information technology adoption by healthcare providers has resulted in a largely paper-based records system that is inefficient and time-consuming. Industry experts believe there is significant potential to transform a paper-based system into electronic records system and then leverage the resulting information with analytics to provide better care with lower administrative costs.

Payment for healthcare services generally occurs through complex and frequently changing reimbursement mechanisms involving multiple parties, such as commercial payors (insurance companies) and government payors (Medicare and Medicaid programs). The federal government contributed 46 percent of healthcare payments in 2006 and government mandates continue to increase the complexity of the reimbursement process. In addition, private insurance accounts for 35 percent of healthcare payments in 2006 and tends to follow the government's reimbursement policies, which adds another layer of reimbursement complexity. Despite significant consolidation among private payers in recent years, claims systems have often not been sufficiently integrated, resulting in persistently high costs associated with administering these plans. Government payers also continue to introduce more complex rules to align payments with the appropriate care provided. As a result, the Company believes payers and providers will continue to seek solutions that automate and simplify the administrative and clinical processes of healthcare.

         Peter R. Orszag, Director of the United States Congressional Budget Office, recently said, "health care represents the central fiscal challenge facing the nation." Sometime in President-elect Obama's first term, Medicare Part A (hospital insurance) is expected to turn cash flow negative. If Medicare had to be accounted for similar to that of a company pension fund, it would be underfunded by $34 trillion. In order to solve this problem, the government is promoting higher investment in HIT and President-elect Obama pledged to spend $10 billion annually for five years to improve HIT adoption by healthcare providers, which is a core component of his plan to improve the U.S. healthcare system.

Larger and more populated states are likely to present greater healthcare IT opportunities than smaller states, due to the increased number of hospitals and physician practices. MedLink has endorsements and affiliations with Value-Added Strategic Partners in California, New York and Texas, three of the top five states.

Market Drivers
--------------

         According to American Medical Association data, there are over 600,000 physicians in the U.S. practicing medicine and approximately 220,000 physician practices. Because the physician practice market is highly fragmented and there has been little financial or clinical incentive for physician practices to adopt an EHR solution, it is estimated that only approximately 13 percent of physician practices have employed electronic health records for their practice. Thus, the market for adoption will be driven by factors such as federal and state mandates as well as industry standards.

Electronic Health Records

         The main market driver which is leading to EHR adoption is President Bush's federal mandate that all physicians utilize electronic health records by 2014. President Obama has reiterated the need for greater investment in HIT and supports the Bush Administration's mandate. President Obama has pledged to spend $10 billion a year over five years to invest in HIT. Furthermore, HIT spending was included as one of the five components of the Economic Recovery Plan.

Federal Initiatives

         Rep. Pete Stark (D-Calif.), Chairman of the House Ways and Means Health Subcommittee, introduced the Health-e Information Technology Act of 2008 in September 2008, with incentives that could total millions of dollars for doctors. Financial incentives through Medicare to doctors and hospitals that adopt and use EHR systems that are certified as meeting standards for interoperability, security, and clinical utility (e.g. CCHIT). Physicians who install and utilize an approved system would be eligible for incentive payments totaling up to approximately $40,000 over five years. One of Speaker Nancy Pelosi's senior health policy advisers attended a HIT industry forum in late October 2008 and emphasized the Democrats' belief that improving HIT is the foundation of improving the U.S. healthcare system.

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

Another factor we believe is favorable for the HIT industry in the United States is the continued focus by Centers for Medicare and Medicaid Services (CMS) and other payers on linking medical care payments to quality and safety, an approach commonly referred to as "pay for performance." Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety. Based on CMS' final rule for changes to the 2008 inpatient prospective payment system (IPPS), there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines. This change, effective in October 2008, is positive for the HIT industry because ensuring compliance with evidence-based guidelines is easier for organizations with an HIT system. Additionally, an expected increase in the number of Diagnosis-Related Groups
(DRGs) that are used to determine how much providers are reimbursed for providing care will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and accurately submit care for reimbursement.

In 2009, rising costs and varying quality have solidified healthcare as a tier-one issue. Presidential candidates in both parties favor using HIT to create efficiencies in the system and address the underlying issue of chronic illness.

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

State Initiatives

         From January 2007 to August 2008, more than 370 bills with provisions relating to HIT were introduced by state legislators according to the National Conference of State Legislatures. During this same time frame, 132 bills were enacted in 44 states and the District of Columbia. Of the 132 bills that were passed, a majority of the legislation focused on five policy trends: planning; targeted financing initiative; updated privacy laws to facilitate health information exchange; promoting health information exchange; and advancing adoption and use. Thus, States are pursuing a "carrot and stick" approach by providing mandates, but also encouraging adoption through financial incentives to the physician through grants and reimbursement as well as actively convening stakeholders to promote market acceptance.

Regional Health Information Organizations

         As part of its growth strategy to expand its customer base and rapidly increase revenues, MedLink has submitted responses to request for proposals for inclusion as a preferred vendor to a number of Regional Health Information Organizations ("RHIO"). MedLink is various stages of a targeted marketing plan with several RHIOs as RHIOs are quickly becoming key intermediaries to support federal and state financial incentive programs by allocating subsidies and grants to physicians in order to pay for EHR software and installation. The Company has responded to several Requests for Quotations ("RFQs"), was invited to various interview rounds and has demonstrated its EHR products with some of the following organizations: Primary Care Information Project (1,400 physicians & $60mm in EHR grants); The American College of Physicians (126,000 physicians); Western New York Clinical Information Exchange (a.k.a. HealtheLink - 3,000 physicians & $5.2mm in EHR grants); Interboro RHIO (150 physicians & $7.7mm in EHR grants); Long Island Patient Information Exchange (5,000 physicians & $19mm in EHR grants); and State Volunteer Mutual Insurance Company (17,000 physicians). Public and private initiatives have currently made available more than $700 million in initiatives for HIT adoption of EHR software and implementation costs. MedLink expects to receive endorsements from several RHIOs located in the New York regional area representing approximately $104.6 million in EHR initiatives. Prior to receiving 2008 CCHIT certification, MedLink was not eligible to participate as a vendor to RHIOs. Since the Company's CCHIT certification, it has begun to aggressively submit RFQs to these organizations. RHIO participation is a key component of MedLink's growth strategy and is consistent with the Company's business model to provide low-cost products to physicians.

         An example of a RHIOs' impact on an EHR company is E-Clinical Works' endorsement from Primary Care Information Project as a result of their 2006 CCHIT certification. E-Clinical received several such endorsements and was able to realize revenue growth of $7 million to $60 million in just three years.

Pay for Performance

         The CMS, as well as commercial and private payers, are continuing to focus on linking medical care payments to quality and safety, an approach commonly referred to as "pay for performance". Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety. Based on CMS' final rule for changes to the 2008 inpatient prospective payment system, there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines. This change, effective in October 2008, is a positive factor for the HIT industry because ensuring compliance with evidence-based guidelines is far easier for organizations with an HIT system. Additionally, an expected increase in the number of diagnosis-related groups that are used to determine reimbursement to providers will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and submit care charges for reimbursement.

         In July 2008, the Medicare Improvements for Patients and Providers Act of 2008 was passed. It places a two percent increase on reimbursement for physicians who use e-prescription in 2009 and 2010, a one percent increase in 2011 and 2012 and one half percent increase in 2013. Healthcare providers who do not use e-prescription by 2012 will be penalized. A recent study at Brigham and Women's Hospital in Boston found that e-prescribing systems that include formulary decision support can save $845,000 per 100,000 patients a year. The study examined data collected over 18 months from two Massachusetts insurers covering 1.5 million patients.

At the end of October 2008, Blue Cross Blue Shield of Massachusetts ("BCBSMA") decided to require physicians to electronically prescribe medications in order to qualify for any of its physician incentive programs effective January 1, 2011. Additionally, BCBSMA plans to help doctors by supporting a number of new licenses in 2009. The initiative addresses recent "pay for performance" e-prescribing measures, coming one year before the CMS deadline for prescribing without penalty.

CCHIT

         CCHIT is a private, nonprofit initiative for certification of electronic health records and their networks, which was formed in 2004. In 2005, the Department of Health and Human Services awarded CCHIT with a contract to develop, create prototypes for, and evaluate the certification criteria and inspection process for EHRs. Since CCHIT began certifying two years ago, it has certified 150 EHR products, representing 50 percent of all EHR vendors and 75 percent of the EHR market. However, as the HIT industry has developed, certification standards have increased significantly and only ten physician focused EHR products were certified in 2008 for the certification period beginning September 30, 2008 continuing through the third or fourth quarter of 2009. Companies must reapply each year for certification in order to receive all associated benefits. MedLink has already begun development upgrades for the 2009 CCHIT certification. Although, CCHIT is planning to offer independent certification for a personal health record and e-prescription applications, MedLink personal health record and e-prescription applications are currently certified through their 2008 certification. MedLink plans to continue to certify all of its products through CCHIT.

CCHIT is endorsed by many professional organizations, including the American Medical Association and Medical Group Management Association. CCHIT certification is an important designation as many healthcare providers are mandated to purchase healthcare information technology with this designation.

CCHIT has interoperability criteria for each year and companies must reapply for current year certification to receive all associated benefits. Interoperability is the ability of different information technology systems and software applications to communicate; to exchange data accurately, effectively and consistently; and to use the information that has been exchanged. A new study from the Center for Information Technology Leadership at Partners Healthcare System has found that widespread adoption of interoperable personal health records could save the U.S. health care system more than $19 billion annually after expenses. CCHIT certification ensures that certified EHR products will communicate with healthcare systems and ease adoption in the marketplace.

After the 2008 presidential election, it was announced at a healthcare IT advisory panel meeting that the CCHIT will stay in place. Additionally, Robert Kolodner, National Coordinator for Health Information Technology (a permanent Department of Health and Human Services position that will not change under the Obama administration), praised CCHIT.

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

The Health Information Technology (HIT) marketplace remains strong. Domestically, the overall financial condition of hospitals remains solid, and there continues to be incentive for them to purchase health information technology to address safety, quality, and efficiency needs. With annual HIT spending in the United States of $1.9 trillion, or 16 percent of the gross domestic product, there is still broad bipartisan support of HIT, with several pieces of pending legislation containing provisions that encourage both hospitals and physician practices to adopt HIT. Globally, there continues to be a high level of interest in HIT at the country-wide and regional levels that is driven by similar safety, quality, and efficiency needs as those driving demand in the United States.

In a report published by IDC's Health Industry Insights, the research and advisory firm forecasts total information technology (IT) spending for the electronic health record (EHR) market in the United States to increase to $4.8 billion in 2015. The study reveals a compounded annual growth rate (CAGR) of 15.8% in the EHR market over the next ten years, with current spending in that market estimated at $1.1 billion in 2005.

Policy Reforms

         The federal government is currently using its position as the nation's leading purchaser of healthcare products and services to promote HIT use. For example, CMS and the Office of the Inspector General (OIG) are allowing acute care organizations to help provide referring physicians with hardware, software, training and support necessary to implement e-prescribing or interoperable electronic medical record systems.

To increase the availability of healthcare pricing information, CMS posts information on what Medicare will pay for 30 common elective procedures and other hospital admissions. We believe this focus on transparency could incent healthcare organizations to use technology to improve safety and efficiency.

Private Sector Approaches

         Healthcare costs are a significant issue for employers as well. According to the Journal of Occupational and Environmental Medicine, productivity losses related to personal and family health problems cost U.S. employers $1,685 per employee per year or about $226 billion annually. The cost of health insurance rose 7.7 percent in 2006, much higher than the overall rate of inflation (3.5 percent) or the increase in workers' earnings (3.8 percent).

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

Competition

         The market for HIT solutions and services is intensely competitive, rapidly evolving and subject to swift technological change. The Company's principal existing competitors in the physician healthcare information enterprise systems include: Allscripts, Athenahealth, E-Clinical, and Greenway Medical, each of which offers a suite of software solutions and services that compete with many of the Company's software solutions and services in the physician practice market. In addition, the Company expects that major software information systems companies, large information technology consulting service providers, system integrators, managed care companies and others specializing in the security industry may offer competitive software solutions or services.

The pace of change in the HIT market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. The main competitive factors in this market include: the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible software solutions. MedLink believes that with the CCHIT certification initiative, the market will become less fragmented. MedLink also believes its strategic alliances with healthcare associations and medical societies will enable it to become a leading provider of such services to physicians in both large and small physician practices.

MedLink TotalOffice EHR meets all industry standards set by CCHIT for 2008 and is well positioned against the offerings of MedLink's closest competitors.

Future Capital Requirements

      In 2008, MedLink engaged Shattuck Hammond Partners, one of the nation's premier investment banks focused on Healthcare services companies and a division of Morgan Keegan & Company, Inc. Shattuck Hammond will act as the exclusive financial advisor and investment banker for MedLink and assist the Company in an equity raise to fund the Company's aggressive organic growth and acquisition strategies. Our primary needs for cash over the next twelve months will be to fund increased marketing expenses, working capital, fund capital expenditures, contractual obligations and investment needs of our current business.

Contractual Obligations

         We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2008:

                                                       Less than
                                          Total         1 year        1-3 years
                                          -----         ------        ---------

     Operating lease obligations      $  850,992     $  129,500      $  460,032

         The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters and our Atascadero, California location.

Off-Balance Sheet Arrangements

         As of December 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Business Developments

CBS Radio

         MedLink is currently working CBS Radio, to develop a comprehensive e-Health portal for patients with access to more than 5,000 medical topics designed for medical education and information on more than 1,200 medications. MedLink and CBS Radio recently signed a definitive agreement for strategic partnership to establish MyMedLinkChart as the health internet portal/website for six of CBS Radio's New York affiliate stations to be launched in during the 2nd quarter of 2009. The partnership is expected to expand to CBS Radio's 150 broadcast affiliates in 35 cities nationwide within the next 18-24 months, creating an immediate presence and demand for MyMedLinkChart as well as create a "brand" for MedLink's products. MyMedLinkChart will likely resemble WebMD's health website, which provides health information services to consumers, physicians, healthcare professionals, employers, and health plans through its public and private online portals. The partnership represents a significant advertising revenue sharing opportunity for MedLink as an estimated 4,000,000 monthly users visit just one of CBS Radio's websites, 1010 WINS., as compared top WebMD, that averages 15,000,000 monthly visitors to its portals.

Zwanger-Perisi Radiology

         In March of 2009, MedLink signed an agreement with Zwanger-Perisi Radiology, an Imaging group that operated eight (8) diagnostic imaging centers in New York to provide referring providers of Zwanger the MedLink EHR Lite. Under the terms of the agreement Zwanger will pay to MedLink annual integration fee's per provider for MedLink to deliver Zwanger DICOM studies and related reports.

New Corporate Headquarters

         In March 2009, MedLink moved to new corporate headquartes in Ronkonkoma, NY. The new office increases MedLink's headquartes from 4,000 square feet to 7,400 square feet. The additional office space is leased through 2014 and will meet the comapany's growth needs. The new office is located in a free trade zone in the town Of Islip, NY, reducing the overall cost for the company compare to its previous lease.

Regional Health Information Organization (RHIO)

         Since realizing 2008 CCHIT certification the Company has qualified and been approache by numerous RHIO's to submit RFQ's. Currently the MedLink EHR and its related services are finalists for the E-Helath Netowrk of Long Island RHIO, Long Island Information Exchange (LIPIX) and Interboro RHIO. The Company expects decisions from these RHIO's and other RHIO's over the course of the 2nd quarter of 2009.

Center for Medicare and Medicaid 2009 PQRI

         In April 2009, MedLink announced that its CCHIT 2008 certified MedLink Total Office EHR 3.1 had been selected by the Centers for Medicare and Medicaid Services (CMS) to participate in the Physician Quality Reporting Initiative
(PQRI) 2009 EHR Testing Program. MedLink qualified and was chosen to participate along with 9 other HIT Vendors to test EHR's as a tool to facilitate simplifying physician reporting under PQRI.

The Market for MedLink Products and Services

         MedLink believes that the market for its products and services consist of small and medium size medical practices that are looking to reduce their communication costs and increase employee efficiency, however the MedLink EHR is scalable for larger clinics but the company intends to focus on the aforementioned practices. MedLink believes that the best way to market to these doctors is by establishing a relationship with medical societies, Labs and radiology centers they are affiliated with, as it has done this with Imaging Centers, Labs, VAR's, and Medical Societies.

Currently, to the extent that MedLink has engaged in any marketing activities, it has focused solely on small to medium sized practices primarily that are affiliated with its Partners.

Customer Dependence

         MedLink is in the early stages of its business development and is solely dependent on a few major customers. MedLink believes that its future success will be dependent on it developing relationships with medical societies, RHIO's, labs and radiology centers for access to their doctors. Without these relationships, MedLink's business is unlikely to succeed.

Intellectual Property

         We use trademarks, trade names and service marks for healthcare information services and technology solutions, including: MedLink TotalOffice EHR, MedLink EHR Lite, MedLink Remote PACS, MyMedLinkChart, and Autodoc. We also use other registered and unregistered trademarks and service marks for our various services. In addition to our trademark registrations and applications, we have registered the domain names that either are or may be relevant to conducting our business, including: "www.medlinkus.com, www.medlinkvpn.com, www.krad.com, www.medlinkchart.com, www.mymedlinkchart.com, www.cbsmedlink.com, www.mlvpn.com, www.medlinktv.com, www.medlinktotaloffice.com, www.medlinkto.com, www.medlinkdocmanager.com, www.medlinkpacs.com, www.totalofficemd.com, www.medlinkint.com, www.cnicoding.com, www.dinddstv.com, www.medlinkccr.com, medlinkphr.com, medlinktv.net, mymedlinkus.com, petmdchart.com, petvetchart.com, pinmdtv.com." We also rely on a variety of intellectual property rights that we license from third parties, including various software and healthcare content used in our services. We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to and distribution of our technology, documentation and other proprietary information.

The steps we have taken to protect our copyrights, trademarks, servicemarks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations.

Research & Development

         MedLink in 2008committed heavily towards research and development, the majority of which was spent on development of the MedLink EHR and meeting the stringent standards of CCHIT.. The Company intends to increase its research and development activities in 2009 to continue enhancements on the MedLink EHR to keep up with the ever changing HIT market by expanding its R&D center in Hyderabad, India..

Government Regulation
---------------------

         The healthcare industry is required to comply with extensive and complex laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our operations, our customers are required to comply with a variety of laws, and we may be impacted by these laws as a result of our contractual obligations. We may also be impacted by laws regulating the banking and financial services industry as a result of payment and remittance services and products we offer. For many of these requirements, there is little history of regulatory or judicial interpretation upon which to rely. We have attempted to structure our operations to comply with applicable legal requirements, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives.

We are unable to predict the future course of federal, state or local legislation and regulatory efforts. Further changes in the law, regulatory framework or the interpretation of applicable laws and regulations could reduce our revenue or increase our costs and have an adverse effect on our business, financial condition or results of operations.

Health Insurance Portability and Accountability Act ("HIPAA")

         MedLink believes that its current products and services are HIPAA compliant and that its future products and services will be HIPAA compliant because it utilizes third-party solutions, which it believes to be fully secure and HIPAA compliant. In the event that it is found not to be HIPAA compliant, we may be subject to lawsuits and regulatory liabilities and we would be unable to provide services in the medical community.

         General. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain healthcare claims and payment transactions. These regulations are intended to encourage electronic commerce in the healthcare industry and apply directly to health plans, most providers and healthcare clearinghouses ("Covered

Entities"). Certain of our businesses, including some of our operations, are considered Covered Entities under HIPAA and its implementing regulations. Other aspects of our operations are considered a "business associate" under HIPAA, and indirectly impacted by the HIPAA regulations as a result of our contractual obligations to our customers and interactions with other constituents in the healthcare industry that are Covered Entities ("Business Associates").

         Transaction Standards. The standard transaction regulations established under HIPAA ("Transaction Standards") mandate certain format and data content standards for the most common electronic healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment and eligibility. The Transaction Standards are applicable to that portion of our business involving the processing of healthcare transactions among payers, providers, patients and other healthcare industry constituents. Failure to comply with the Transaction Standards may subject us to civil and potentially criminal penalties and breach of contract claims. The Centers for Medicare & Medicaid Services is responsible for enforcing the Transaction Standards.

         Payers and providers who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse to translate between standard and non-standard formats. As a result, use of a clearinghouse has allowed numerous payers and providers to establish compliance with the Transaction Standards independently and at different times, reducing transition costs and risks. In addition, the standardization of formats and data standards envisioned by the Transaction Standards has only partially occurred. Multiple versions of a HIPAA standard claim have emerged as each payer defines for itself what constitutes a "HIPAA-compliant" claim. To date, payers have published more than 600 different "companion documents" setting forth their individual interpretations and implementation of the government guidelines.

         In order to help prevent disruptions in the healthcare payment system, CMS has permitted the use of "contingency plans" under which claims and other covered transactions can be processed, in some circumstances, in either HIPAA standard or legacy formats. CMS terminated the Medicare contingency plan for incoming claims in 2005. The Medicare contingency plan for HIPAA transactions, other than claims, remains in effect. Our contingency plan, pursuant to which we process HIPAA-compliant standard transactions and legacy transactions, as appropriate, based on the needs of our customers, remains in effect. We cannot provide assurance regarding how CMS will enforce the Transaction Standards or how long CMS will permit constituents in the healthcare industry to utilize contingency plans. We continue to work with payers and providers, healthcare information system vendors and other healthcare constituents to implement fully the Transaction Standards.

         In August 2008, CMS proposed adopting updated standard code sets for certain diagnoses and procedures known as the ICD-10 code sets and making related changes to the formats used for certain electronic transactions. If these or other changes impacting electronic transactions become final, we will be required to update our software and may be required to implement other related changes to our systems. These changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date.

         NPI Standard. The national provider identifier ("NPI") regulations established under HIPAA ("NPI Standard") require providers that transmit any health information in electronic form in connection with a HIPAA-standard transaction to obtain a single, 10 position all-numeric NPI and to use the NPI in standard transactions for which a provider identifier is required. Health plans and healthcare clearinghouses must use a provider's NPI to identify the provider on all standard transactions requiring a provider identifier. The NPI Standard took effect on May 23, 2007; however, CMS permitted Covered Entities to use legacy identifiers through May 23, 2008.

         All of our clearinghouse systems are fully capable of transmitting transactions that include the NPI. We continue to process transactions using legacy identifiers for non-Medicare claims that are sent to us to the extent that the intended recipients have not instructed us to suppress those legacy identifiers. We cannot provide assurance regarding how CMS will enforce the NPI Standard or how CMS will view our practice of including legacy identifiers for non-Medicare claims. We continue to work with payers, providers, practice management system vendors and other healthcare industry constituents to implement the NPI Standard. Any CMS regulatory change or clarification or enforcement action that prohibited the processing by healthcare clearinghouses or private payers of transactions containing legacy identifiers could have an adverse effect on our business.

Employees

         As of the date of this report, MedLink has 25 full time employees.

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

Item 1A. Risk Factors

         Many risks affect our business. These risks include, but are not limited to, those described below, each of which may be relevant to decisions regarding an investment in or ownership of our stock. We have attempted to organize the description of these risks into logical groupings to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to these groupings or order. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition or results of operations.

RISKS RELATING TO DEVELOPMENT AND OPERATION OF OUR SOFTWARE

Our software may not operate properly, which could damage our reputation and impair our sales.

Software development is time consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles and additional problems that prevent our software from operating properly. Client environments and practice patterns are widely divergent; consequently, there is significant variability in the configuration of our software from client to client, and we are not able to identify, test for, and resolve in advance all issues that may be encountered when clients place the system into use at their facilities. If our software contains errors or does not function consistent with software specifications or client expectations, clients could assert liability claims against us and/or attempt to cancel their contracts with us. These risks are generally more significant for newer software, until it has been used for enough time in enough client locations for us to have addressed issues that are discovered through use in disparate circumstances and environments, and for new installations, until potential issues associated with each new client's particular environment and configurability are identified and addressed. Due to our ongoing development efforts, at any point in time, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks. It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software comes into use in our client base. If we fail to deliver software with the features and functionality promised to our clients, we could be subject to significant contractual damages and face serious harm to our reputation, and our results of operations could be negatively impacted.

Our software development efforts may be inefficient or ineffective, which could adversely affect our results of operations.

We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new software and enhancements by our competitors to meet the needs of clients. As a result, our future success will depend in part upon our ability to enhance our existing software and services, and to timely develop and introduce competing new software and services with features and pricing that meet changing client and market requirements. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test, and introduce into use. This can take longer than we expect. We may encounter unanticipated difficulties that require us to re-direct or scale-back our efforts and we may need to modify our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. These factors place significant demands upon our software development organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. If we do not manage our development efforts efficiently and effectively, we may fail to produce, or timely produce, software that responds appropriately to our clients' needs, or we may fail to meet client expectations regarding new or enhanced features and functionality.

As we evolve our offering in an attempt to anticipate and meet market demand, clients and potential clients may find our software and services less appealing. In addition, if software development for the healthcare information technology market becomes significantly more expensive due to changes in regulatory requirements or healthcare industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more financial resources to devote to development. If we are unable to enhance our existing software or develop new software to meet changing healthcare information technology market requirements and standards in a timely manner, demand for our software could suffer.

Market changes could decrease the demand for our software, which could harm our business and decrease our revenues.

The healthcare information technology market is characterized by rapidly changing technologies, evolving industry standards and new software introductions and enhancements that may render existing software obsolete or less competitive. Our position in the market could erode rapidly due to the development of regulatory or industry standards that our software may not fully meet or due to changes in the features and functions of competing software, as well as the pricing models for such software. Our future success will depend in part upon our ability to enhance our existing software and services, and to timely develop and introduce competing new software and services with features and pricing that meet changing client and market requirements. If our products rapidly become obsolete, it makes it more difficult to recover the cost of product development, which could adversely affect our operating results.

Our software strategy is dependent on the continued development and support by Microsoft of its .NET Framework and other technologies.

Our software strategy is substantially dependent upon Microsoft's .NET Framework and other Microsoft technologies. If Microsoft were to cease actively supporting ..NET or other technologies that we use, fail to update and enhance them to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies or make them unavailable to us, we could be required to invest significant resources in re-engineering our software. This could lead to lost or delayed sales, loss of functionality; client costs associated with platform changes, unanticipated development expenses and harm our reputation, and would cause our financial results and business to suffer.

Any failure by us to protect our intellectual property, or any misappropriation of it, could enable our competitors to market software with similar features, which could reduce demand for our software.

We are dependent upon our proprietary information and technology. Our means of protecting our proprietary rights may not be adequate to prevent misappropriation. In addition, the laws of some foreign countries may not enable us to protect our proprietary rights in those jurisdictions. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our software, reverse engineer our software or otherwise obtain and use information that we regard as proprietary. In some limited instances, clients can access source-code versions of our software, subject to contractual limitations on the permitted use of the source code. Furthermore, it may be possible for our competitors to copy or gain access to our content. Although our license agreements with clients attempt to prevent misuse of the source code or trade secrets, the possession of our source code or trade secrets by third parties increases the ease and likelihood of potential misappropriation of our software. Furthermore, others could independently develop technologies similar or superior to our technology or design around our proprietary rights.

Failure of security features of our software could expose us to significant liabilities and harm our reputation.

Clients use our systems to store and transmit highly confidential patient health information. Because of the sensitivity of this information, security features of our software are very important. If, notwithstanding our efforts, our software security features do not function properly, or client systems using our software are compromised, we could face claims for contract breach, fines, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

RISKS RELATED TO SALES AND IMPLEMENTATION OF OUR SOFTWARE

Our sales process can be long and expensive and may not result in revenues. In addition, the length of our sales and implementation cycles may adversely affect our operating results.

We typically experience long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for healthcare organizations, our target client market. Furthermore, our software generally requires significant capital expenditures by our clients. The sales cycle for our software ranges from 2 to 12 months or more from initial contact to contract execution. Our implementation cycle has generally ranged from 1 to 6 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. Our sales efforts may not result in a sale, in which case, we will not realize any revenues to offset these expenditures. If we do complete a sale, accounting principles may not allow us to recognize revenues in the same periods in which corresponding sales and implementation expenses were incurred. Additionally, any decision by our clients to delay purchasing or implementing our software or reduce the scope of products purchased would likely adversely affect our results of operations.

We may experience implementation delays that could harm our reputation and violate contractual commitments.

Some of our software is complex and requires a lengthy and expensive implementation process. Implementation also requires our clients to make a substantial commitment of their own time and resources and to make significant organizational and process changes, and if our clients are unable to fulfill their implementation responsibilities in a timely fashion, our projects may be delayed or become less profitable. Each client's situation is different, and unanticipated difficulties and delays may arise as a result of failures by us or the client to meet our respective implementation responsibilities or other factors. Because of the complexity of the implementation process, delays are sometimes difficult to attribute solely to us or the client. Implementation delays could motivate clients to delay payments or attempt to cancel their contracts with us or seek other remedies from us. Any inability or perceived inability to implement our software consistent with a client's schedule could harm our reputation and be a competitive disadvantage for us as we pursue new business. Our ability to improve sales depends upon many factors, including successful and timely completion of implementation and successful use of our software in live environments by clients who are willing to become reference sites for us.

Implementation costs may exceed our expectations, which can negatively affect our operating results.

Each client's circumstances may include unforeseen issues that make it more difficult or costly than anticipated to implement our software. As a result, we may fail to project, price or manage our implementation services correctly. If we do not have sufficient qualified personnel to fulfill our implementation commitments in a timely fashion, related revenue may be delayed, and if we must supplement our capabilities with third-party consultants, which are generally more expensive, our costs will increase. Similarly, our operating results will be negatively affected if our personnel take longer than budgeted to implement our solutions.

Some of our software is complex and highly configurable and many clients value our ability to adapt the software to their specific needs. However, this high degree of configurability has resulted in significant implementation costs, which have made our offering too expensive for some clients. Our ability to reach our goals for expansion and to sell to clients with budgetary constraints depends upon our ability to develop less costly ways of implementing our software.

Our earnings can vary significantly depending on periodic software revenues.

In any financial reporting period, the periodic software revenues include traditional license fees associated with sales made in the financial reporting period, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with existing client relationships. Although these periodic software revenues represent a relatively small portion of our overall revenue in any period, they generally have high margins, and are therefore an important element of our earnings in any period. These periodic revenues can fluctuate because economic conditions, market factors, client-specific situations, and other issues can result in significant variations in the type and magnitude of sales and other contract and client activity in any period. These variations make it difficult to predict the nature and amount of these periodic revenues. We believe economic conditions, and resulting cash conservation by clients, adversely affected our periodic software revenues in the second half of 2008, and if these conditions and client reactions continue in 2009, or if for other reasons periodic software revenues in any period decline from prior periods or fall short of our expectations, our earnings will be adversely affected.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY ("IT") OR TECHNOLOGY SERVICES

Various risks could interrupt clients' access to their data residing in our service center, exposing us to significant costs and other liabilities.

We provide remote hosting services that involve running our software and third-party vendors' software for clients in our Technology Solutions Center. The ability to access the systems and the data that the Technology Solution Center hosts and supports on demand is critical to our clients. Our operations and facilities are vulnerable to interruption and/or damage from a number of
                                       24
sources, many of which are beyond our control, including, without limitation:
(i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; and (iv) computer viruses, hacking and similar disruptive problems. We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions may not protect against all problems. If clients' access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of medical care. We maintain disaster recovery and business continuity plans that rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could fail to fulfill our contractual service commitments, which could result in a loss of revenue and liability under our client contracts. Furthermore, any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

Any breach of confidentiality of client or patient data in our possession could expose us to significant expense and harm our reputation.

We must maintain facility and systems security measures to preserve the confidentiality of data belonging to our clients and their patients that resides on computer equipment in our hosting center or that is otherwise in our possession. Notwithstanding the efforts we undertake to protect data, our measures can be vulnerable to infiltration as well as unintentional lapse, and if confidential information is compromised, we could face claims for contract breach, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

Inability to obtain consents needed from third party software providers could impair our ability to provide remote IT or technology services.

We and our clients need consent from some third-party software providers as a condition to running the providers' software in our service center, or to allow our employees who work in client locations under facilities management arrangements to have access to their software. Vendors' refusal to give such consents, or insistence upon unreasonable conditions to such consents, could reduce our revenue opportunities and make our IT or technology services less viable for some clients.

RISKS RELATED TO THE HEALTHCARE IT INDUSTRY AND MARKET

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.

We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced software. Our principal competitors in our software business include Cerner, Eclypsis, Allscripts, Quality Systems, GE Healthcare, McKesson Corporation, and E-Clinical Works. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants. Our services business competes with large consulting firms, as well as independent providers of technology implementation and other services. Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price. Vigorous and evolving competition could lead to a loss of our market share or pressure on our prices and could make it more difficult to grow our business profitably.

The principal factors that affect competition within our market include software functionality, performance, flexibility and features, use of open industry standards, speed and quality of implementation and client service and support, company reputation, price and total cost of ownership. We anticipate continued consolidation in both the information technology and healthcare industries and large integrated technology companies may become more active in our markets, both through acquisition and internal investment. There is a finite number of hospitals and other healthcare providers in our target market. As costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in software and services like ours, market saturation may change the competitive landscape in favor of larger competitors with greater scale.

Clients that use our legacy software are vulnerable to sales efforts of our competitors.

A significant part of our revenue comes from relatively high-margin legacy software that was installed by our clients many years ago. We attempt to convert clients using legacy software to our newer generation software, but such conversions may require significant investments of time and resources by clients. As the marketplace becomes more saturated and technology advances, there will be competition to retain existing clients, particularly those using older generation products, and loss of this business would adversely affect our results of operations.

The healthcare industry faces financial constraints that could adversely affect the demand for our software and services.

The healthcare industry faces significant financial constraints. For example, managed healthcare puts pressure on healthcare organizations to reduce costs, and regulatory changes and payor requirements have reduced reimbursements to healthcare organizations. Federal, state and local governments and private payors are imposing requirements that may have the effect of reducing payments to healthcare organizations. Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients' information technology budgets, which in part depends on the client's cash generation and access to other sources of liquidity. Recent financial market disruptions have adversely affected the availability of external financing, and led to tighter lending standards and volatile interest rates. These factors can reduce access to cash for our clients and potential clients. In addition, many of our clients' budgets rely in part on investment earnings, which decrease when portfolio investment values decline. Economic factors are causing many clients to take a conservative approach to investments, including the purchase of systems like we sell. If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected and our revenue could fall short of our expectations. Challenging economic conditions also may impair the ability of our clients to pay for our software and services for which they have contacted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

Healthcare industry consolidation could put pressure on our software prices, reduce our potential client base and reduce demand for our software.

Many healthcare organizations have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, each of which may lead to erosion of the prices for our software. In addition, when healthcare organizations combine they often consolidate infrastructure including IT systems, and acquisitions of our clients could erode our revenue base.

Changes in standards applicable to our software could require us to incur substantial additional development costs.

Integration and interoperability of the software and systems provided by various vendors are important issues in the healthcare industry. Market forces, regulatory authorities and industry organizations are causing the emergence of standards for software features and performance that are applicable to our products. Healthcare delivery and ultimately the functionality demands of the electronic health record are now expanding to support community health, public health, public policy and population health initiatives. In addition, interoperability and health information exchange features that support emerging and enabling technologies are becoming increasingly important to our clients and require us to undertake large scale product enhancements and redesign.

For example, the Certification Commission for Healthcare Information Technology, or CCHIT, is developing comprehensive sets of criteria for the functionality, interoperability, and security of healthcare software in the U.S. Achieving CCHIT certification is evolving as a de facto competitive requirement, resulting in increased research and development expense to conform to these requirements. Similar dynamics are evolving in international markets. CCHIT requirements may diverge from our software's characteristics and our development direction. We may choose not to apply for CCHIT certification of certain modules of our software or to delay applying for certification. The CCHIT application process requires conformity with 100% of all criteria applicable to each module in order to achieve certification and there is no assurance that we will receive or retain certification for any particular module notwithstanding application. Certification for a software module lasts for two years and must then be re-secured, and certification requirements evolve, so even certifications we receive may be lost.

U.S. government initiatives and related industry trends are resulting in comprehensive and evolving standards related to interoperability, privacy, and other features that are becoming mandatory for systems purchased by governmental healthcare providers and other providers receiving governmental payments, including Medicare and Medicaid reimbursement. Various state and foreign governments are also developing similar standards which may be different and even more demanding.

Our software does not conform to all of these standards, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. If our software is not consistent with emerging standards, our market position and sales could be impaired and we will have to upgrade our software to remain competitive in the market. We expect compliance with these kinds of standards to become increasingly important to clients and therefore to our ability to sell our software. If we make the wrong decisions about compliance with these standards, or are late in conforming our software to these standards, or if despite our efforts our software fails standards compliance testing, our reputation, business, financial condition and results of operations could be adversely affected.

RISKS RELATED TO OUR BUSINESS STRATEGY

Our business strategy includes expansion into markets across North America, which will require increased expenditures and if our operations are not successfully implemented, such expansion may cause our operating results and reputation to suffer.

We are working to further expand operations in markets across North America. There is no assurance that these efforts will be successful. We have limited experience in marketing, selling, implementing and supporting our software. Expansion of our sales and operations will require a significant amount of attention from our management, establishment of service delivery and support capabilities to handle that business and commensurate financial resources, and will subject us to risks and challenges that we would not face if we conducted our business only locally. We may not generate sufficient revenues from international business to cover these expenses.

RISKS RELATED TO OUR OPERATING RESULTS, ACCOUNTING CONTROLS AND FINANCES

We have a history of operating losses and future profitability is not assured.

We experienced operating losses in the years ended December 31, 2002 through 2008. We may continue to incur losses in the future, and it is not certain that we will increase profitability.

Our operating results may fluctuate significantly and may cause our stock price to decline.

We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

     o the performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;
     o the cost, timeliness and outcomes of our software development and implementation efforts, including expansion of our development center in India;
     o the timing, size and complexity of our software sales and implementations;
     o healthcare industry conditions and the overall demand for healthcare information technology;
     o    variations in periodic software license revenues;
     o    the financial condition of our clients and potential clients;
     o market acceptance of new services, software and software enhancements introduced by us or our competitors;
     o    client decisions regarding renewal or termination of their contracts;
     o    software and price competition;
     o    investment required to support our international expansion efforts;
     o personnel changes and other organizational changes and related expenses;
     o significant judgments and estimates made by management in the application of generally accepted accounting principles;
     o    healthcare reform measures and healthcare regulation in general;
     o lower investment returns due to recent disruptions in U.S. and international financial markets; and
     o fluctuations in general economic and financial market conditions, including interest rates.

It is difficult to predict the timing of revenues that we receive from software sales, because the sales cycle can vary depending upon several factors. These include the size and terms of the transaction, the changing business plans of the client, the effectiveness of the client's management, general economic conditions and the regulatory environment. In addition, the timing of our revenue recognition could vary considerably depending upon whether our clients license our software under our subscription. Because a significant percentage of our expenses are relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. Investors should not rely on these comparisons as indicators of future performance.

In addition, prices for our common stock may be influenced by investor perception of us and our industry in general, research analyst recommendations, and our ability to meet or exceed quarterly performance expectations of investors or analysts.

Early termination of client contracts or contract penalties could adversely affect results of operations.

Client contracts can change or terminate early for a variety of reasons. Change of control, financial issues, declining general economic conditions or other changes in client circumstances may cause us or the client to seek to modify or terminate a contract. Further, either we or the client may generally terminate a contract for material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, we may be required to refund money previously paid to us by the client, or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time for the reasons described above which may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue.

Because in many cases we recognize revenues for our software monthly over the term of a client contract, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

We recognize a significant portion of our revenues from clients monthly over the terms of their agreements. As a result, much of the revenue that we report each quarter is attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our software in one quarter may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to rapidly adjust our cost structure to compensate for reduced revenues. This monthly revenue recognition also makes it more difficult for us to rapidly increase our revenues through additional sales in any period, as a significant portion of revenues from new clients or new sales may be recognized over the applicable agreement term.

Impairment of intangible assets could increase our expenses.

A significant portion of our assets consists of intangible assets, including capitalized development costs, goodwill and other intangibles acquired in connection with acquisitions. Current accounting standards require us to evaluate goodwill on an annual basis and other intangibles if certain triggering events occur, and adjust the carrying value of these assets to net realizable value when such testing reveals impairment of the assets. Various factors, including regulatory or competitive changes, could affect the value of our intangible assets. If we are required to write-down the value of our intangible assets due to impairment, our reported expenses will increase, resulting in a corresponding decrease in our reported profit.

Failure to maintain effective internal controls could adversely affect our operating results and the market price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction.

Inability to obtain other financing could limit our ability to conduct necessary development activities and make strategic investments.

In all likelihood, we may in the future need to obtain other financing. The availability of such financing is limited by the tightening of the global credit markets. Our ability to obtain financing could be impaired if current market conditions continue or worsen. In addition, if credit is available, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs, which could have a material adverse effect on our business.

If other financing is not available on acceptable terms, or at all, we may not be able to respond adequately to these changes or maintain our business, which could adversely affect our operating results and the market price of our common stock. Alternatively, we may be forced to obtain additional financing by selling equity, and this could be dilutive to our existing stockholders.

RISKS OF LIABILITY TO THIRD PARTIES

Our software and content are used by clinicians in the course of treating patients. If our software fails to provide accurate and timely information or is associated with faulty clinical decisions or treatment, clients, clinicians or their patients could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our software to decline.

We provide software and content that provides information and tools for use in clinical decision-making, provides access to patient medical histories and assists in creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians or their patients. The assertion of such claims, whether or not valid, and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management's attention from operations and decrease market acceptance of our software. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve all system rules and protocols. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon our client's patients, or may not otherwise protect us from liability for damages. We maintain general liability and errors and omissions insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. It is challenging for us to envision and test our software for all potential problems because it is difficult to simulate the wide variety of computing environments, medical circumstances or treatment methodologies that our clients may deploy or rely upon. Despite extensive testing by us and clients, from time to time we have discovered defects or errors in our software, and additional defects or errors can be expected to appear in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to clients, clinicians and their patients and cause delays in software introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or client satisfaction with our software.

Our software and software provided by third parties that we include in our offering could infringe third-party intellectual property rights, exposing us to costs that could be significant.

Infringement or invalidity claims or claims for indemnification resulting from infringement claims could be asserted or prosecuted against us based upon design or use of software we provide to clients, including software we develop as well as software provided to us by third parties. Regardless of the validity of any claims, defending against these claims could result in significant costs and diversion of our resources, and vendor indemnity might not be available. The assertion of infringement claims could result in injunctions preventing us from distributing our software, or require us to obtain a license to the disputed intellectual property rights, which might not be available on reasonable terms or at all. We might also be required to indemnify our clients at significant expense.

RISKS RELATED TO OUR STRATEGIC RELATIONSHIPS AND INITIATIVES

We depend on licenses from third parties for rights to some of the technology we use, and if we are unable to continue these relationships and maintain our rights to this technology, our business could suffer.

We depend upon licenses for some of the technology used in our software from a number of third-party vendors. Most of these licenses expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. We may not be able to continue using the technology made available to us under these licenses on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce software sales until we obtain equivalent technology, which could hurt our business. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, particularly with regard to Microsoft, we may not be able to modify or adapt our own software.

Our software offering often includes modules provided by third parties, and if these third parties do not meet their commitments, our relationships with our clients could be impaired.

Some of the software modules we offer to clients are provided by third parties. We often rely upon these third parties to produce software that meets our clients' needs and to implement and maintain that software. If these third parties are unable or unwilling to fulfill their responsibilities, our relationships with affected clients could be impaired, and we could be responsible to clients for the failures. We might not be able to recover from these third parties for any or all of the costs we incur as a result of their failures.

Any acquisitions we undertake may be disruptive to our business and could have an adverse effect on our future operations and the market price of our common stock.

An important element of our business strategy has been expansion through acquisitions and while there is no assurance that we will identify and complete any future acquisitions, any acquisitions would involve a number of risks, including the following:

     o The anticipated benefits from the acquisition may not be achieved, including as a result of loss of customers or personnel of the target.
     o The identification, acquisition and integration of acquired businesses require substantial attention o from management. The diversion of management's attention and any difficulties encountered in the transition process could hurt our business.
     o The identification, acquisition and integration of acquired businesses requires significant investment, o including to harmonize product and service offerings, expand management capabilities and market presence, and improve or increase development efforts and software features and functions.
     o In future acquisitions, we could issue additional shares of our common stock, incur additional indebtedness or pay consideration in excess of book value, which could dilute future earnings.
     o Acquisitions also expose us to the risk of assumed known and unknown liabilities.
     o New business acquisitions generate significant intangible assets that result in substantial related amortization charges to us and possible impairments.

RISKS RELATED TO INDUSTRY REGULATION

Changes in federal and state regulations relating to patient data could depress the demand for our software and impose significant software redesign costs on us.

Clients use our systems to store and transmit highly confidential patient health information and data. State and federal laws and regulations and their foreign equivalents govern the collection, security, use, transmission and other disclosures of health information. These laws and regulations may change rapidly and may be unclear, or difficult or costly to apply.

Federal regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and related laws and regulations, impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans and entities providing certain services to these organizations. These standards require, among other things, transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Most of our clients are covered by these regulations and require that our software and services adhere to HIPAA standards, and evolving privacy regulations are expected to apply to us directly. Any failure or perception of failure of our software or services to meet HIPAA standards and related regulations could adversely affect demand for our software and services and force us to expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients.

States in which we or our clients operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling individually identifiable health information. As a result, our clients may demand, and we may be required to provide information technology solutions and services that are adaptable to reflect different and changing regulatory requirements which could increase our development costs. In the future, federal, or state governmental or regulatory authorities or industry bodies may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules may have on our business. However, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing us and our clients.

RISKS RELATED TO OUR PERSONNEL AND ORGANIZATION

Our growing operations in India expose us to risks that could have an adverse effect on our results of operations.

We now have a significant workforce employed in India engaged in a broad range of development activities that are integral to our business and critical to our profitability. This involves significant challenges that are increased by our lack of prior experience managing operations in India. Further, while there are certain cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees with commensurate increases in compensation costs. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, our operations in India require ongoing capital investments and expose us to foreign currency fluctuations, which may significantly reduce or negate any cost benefit anticipated from such expansion.

In addition, our reliance on a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability.

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

If we fail to attract, motivate and retain highly qualified technical, marketing, sales and management personnel, our ability to execute our business strategy could be impaired.

Our success depends, in significant part, upon the continued services of our key technical, marketing, sales and management personnel, and on our ability to continue to attract, motivate, afford and retain highly qualified employees. Competition for these employees is intense and we maintain at-will employment terms with our employees. In addition, the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We believe that our ability to implement our strategic goals depends to a considerable degree on our senior management team. The loss of any member of that team could hurt our business.

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

RISKS RELATED TO OUR EQUITY STRUCTURE

Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that stockholders may believe are desirable, and the market price of our common stock may be lower as a result.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Our board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of our company. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock, but we may use preferred stock to inhibit a potential acquisition of the company.

We are also subject to provisions of Section 203 of the Delaware General Corporation Law which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. These provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation and may apply even if some of our stockholders consider the proposed transaction beneficial to them. For example, these provisions might discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock. These provisions could also limit the price that investors are willing to pay in the future for shares of our common stock.

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

      In order to expand our product and service offerings and grow our business by reaching new customers, we may continue to acquire businesses that we believe are complementary. The successful integration of acquired businesses is critical to our success. Such acquisitions, involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns, entry into markets in which we have little or no direct prior experience, the potential loss of the acquired company's key employees and our inability to maintain the goodwill of the acquired businesses. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

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

      To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of healthcare and healthcare information technology industry segments. This is critical to our success because we believe that these relationships contribute towards our ability to:

     o extend the reach of our products and services to a larger number of physicians and hospitals and to other participants in the healthcare industry;
     o    develop and deploy new products and services;
     o    further enhance the MedLink brand; and
     o    generate additional revenue and cash flows.

      Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors. We depend, in part, on our strategic partners' ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business, financial condition and results of operations may suffer.

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

         Complex software such as ours often contains undetected defects or errors. It is possible that such errors may be found after introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors might occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

     o    harm to our reputation;
     o    lost sales;
     o    delays in commercial release;
     o    product liability claims;
     o    delays in or loss of market acceptance of our solutions;
     o    license terminations or renegotiations; and
     o    unexpected expenses and diversion of resources to remedy errors.

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

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers' requirements.

      We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth could have a significant negative impact on our business, financial condition and results of operations because we may incur unexpected expenses and be unable to meet our customers' requirements.

      The market for our products and services is fragmented, intensely competitive and is characterized by rapidly evolving industry standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including:

     o    breadth and depth of services;
     o    reputation;
     o    reliability, accuracy and security;
     o    client service;
     o    price; and
     o    industry expertise and experience.

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

      We could be subject to intellectual property infringement claims as the number of our competitors grows and our applications' functionality overlaps with competitive products. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

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

      Specific risks include, but are not limited to, risks relating to:

      o Patient Information. As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the "Standards for Electronic Transactions and Code Sets" (the Transaction Standards); the "Security Standards" (the Security Standards); and the "Standards for Privacy of Individually Identifiable Health Information" (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified "Health Care Transactions" conducted electronically. The Security Standards require the adoption of specified types of security for healthcare information. The Privacy Standards grant a number of rights to individuals as to their identifiable confidential medical information (called Protected Health Information) and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as "health care providers, health care payers, and health care clearinghouses." Generally, the HIPAA standards directly affect Covered Entities. We have reviewed our activities and believe that we are a Covered Entity to the extent that we maintain a "group health plan" for the benefit of our employees. Such a plan, even if not a separate legal entity from us as its sponsor, is included in the HIPAA definition of Covered Entities. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA. We do not believe that we are a Covered Entity as a health care provider or as a health care clearinghouse; however, the definition of a health care clearinghouse is broad and we cannot offer any assurance that we could not be considered a health care clearinghouse under HIPAA or that, if we are determined to be a healthcare clearinghouse; the consequences would not be adverse to our business, financial condition and results of operations. In addition, the Privacy and Security Standards affect third parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called "Business Associates." Covered Entities must have a written "Business Associate Agreement" with such third parties, containing specified written satisfactory assurances, consistent with the Privacy and Security standards, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations to support the Covered Entity's own HIPAA compliance. Most of our customers are Covered Entities, and we function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements if we do not comply with our Business Associate obligations. In addition, the federal agencies with enforcement authority have taken the position that a Covered Entity can be subject to HIPAA civil penalties and sanctions for a breach of a Business Associate Agreement. The penalties for a violation of HIPAA by a Covered Entity are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities will be required to adopt a unique standard National Provider Identifier (NPI) for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities, with the exception of small health plans (as that term is defined by the Privacy Standards), were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which are May 23, 2007 for all but small health plans and one year later for small health plans. We have policies and procedures that we believe assure compliance with all federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by our customers in compliance with the Transaction Standards and Security Standards and are, or will be, capable of being used by our customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to liability, fines and lawsuits, termination of our customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the full future impact of HIPAA on our business and operations. In the event that the HIPAA standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at both the state and federal level. Such legislation may require holders of such information to implement additional security, reporting or other measures that may require substantial expenditures and may impose liability for a failure to comply with such requirements. In many cases, such proposed state legislation includes provisions that are not preempted by HIPAA. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

     o Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final "E-Prescribing and the Prescription Drug Program" regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA standards discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA's Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA's Prescription Drug Benefit. Aspects of our clinical products are affected by such regulation because of the need of our customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. For example, regulatory authorities such as the U.S. Department of Health and Human Services' Center for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and EHR technologies. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

     o Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the donation of such technology. As a company that provides EHR systems to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our customers' compliance with these laws. Because this is a topic of increasing state and federal regulation, we must continue to monitor legislative and regulatory developments that might affect our business practices as they relate to EHR systems. We cannot predict the content or effect of possible future regulation on our business practices.

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

         Our independent auditor prepared a report for the Company's financial statements for the year ended December 31, 2008. The report states we might not be able to continue as a going concern. A "going-concern" opinion indicates that the financial statements are prepared assuming the business will continue as a going-concern, but there can be no guarantee that it will continue as a going concern.

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

         There are no current limitations on the Company's ability to borrow funds to increase the Company's capital to assist MedLink or to effect acquisition(s). However, the Company's limited resources and lack of operating history will make it difficult to borrow funds. The amount and nature of the Company's borrowings will depend on, among other things, the Company's capital requirements, and perceived ability to meet debt service on borrowings and prevailing financial market and economic conditions. There can be no assurance that debt financing, if sought, would be available on commercially acceptable terms, given the best interests of the Company's business. An inability to borrow funds to acquire companies or to generate funds for the Company's businesses could have a material, adverse effect on the Company's financial condition and future prospects. Even if debt financing is ultimately available, borrowings may subject the Company to risks associated with indebtedness. These risks would include, among other things, interest rate fluctuations and insufficiency of cash flow to pay principal and interest. If these risks were realized, they could lead to a default. Moreover, if a company the Company acquires already has borrowings, we might become liable for them.

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

        The Company believes that it will need to make strategic acquisitions of other businesses in order to achieve growth and profitability. Evaluating acquisition targets is difficult and acquiring other businesses involves risk. The consummation of the acquisition of other businesses would subject the Company to a number of risks, including the following:

     - difficulty in integrating the acquired operations and retaining acquired personnel;
     - limitations on the Company's ability to retain acquired sales and distribution channels and customers;
     - diversion of management's attention and disruption of the Company's ongoing business; and
     - limitations on the Company's ability to incorporate acquired technology and rights into its product offerings and maintain uniform standards, controls, procedures and policies.

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

IN THE EVENT THE SEC REVIEWS OUR FORM 10-K AND CONSOLIDATED FINANCIAL STATEMENTS INCLUDED THEREIN, IT MAY BE DETERMINED THAT INFORMATION DISCLOSED THEREIN MUST BE AMENDED

In the event that the SEC determines to review our financial statements the SEC Staff may determine that information contained therein must be modified, removed or amended, in whole or in part, including but not limited to, certain accounting issues and treatments, which could result in the restatement and/or adjustment of our financial statements for the years ended December 31, 2008 and December 31, 2007. In the event we are required to make any such modifications, removals or amendments, including but not limited to, accounting adjustments, reclassifications and/or write-downs of a material amount of our assets, our results of operations for the restated periods could be materially adversely affected and our financial condition could be adversely affected.

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

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     - control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
     - manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
     - "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
     - excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
     - the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Item 2. Properties
------------------

      We believe that our offices and other facilities are in good operating condition and adequate for our current operations and that additional leased space can be obtained on acceptable terms if needed.

Headquarters

We lease our corporate headquarters offices in Ronkonkoma, New York, which consists of approximately 7,400 square feet of space, under a lease that expires in February, 2014.

Additional Locations

MedLink leases additional 2,350 square feet of office space in Atascadero, California, under a lease that expires in August 2012.

MedLink leases additional 3,000 square feet of office space in Hyderabad, India, this office is leased on a year to year basis with monthly lease payments of $525 with the lease expiring and renewable in May of each year.

Item 3. Legal Proceedings
-------------------------

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these currently pending matters has yet to be determined, we do not presently believe that their outcome will adversely affect our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the Calendar year of 2008 there was no submission of matter to a vote by the Company's shareholders.

                                     Part II
                                     -------

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

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

                                    High                      Low
                                    ----                      ---

1st Quarter 2007  -                 $0.97                     $0.27

2nd Quarter 2007  -                 $2.04                     $0.72

3rd Quarter 2007  -                 $1.50                     $0.86

4th Quarter 2007  -                 $1.74                     $1.01

1st Quarter 2008  -                 $1.50                     $0.71

2nd Quarter 2008  -                 $1.25                     $0.71

3rd Quarter 2008  -                 $1.76                     $0.50

4th Quarter 2008  -                 $2.00                     $0.65

1st Quarter 2009  -                 $1.00                     $0.35

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

As of December 31, 2008 there were 80 holders of record of our Class A commons stock in addition to those who hold shares in street name.

As of December 31, 2008 there were 0 holders of record of our Class B common stock in addition to those who hold shares in street name.

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

                                          Number of securities to       Weighted average
                                          be issued upon exercise      exercise price of        Number of securities
                                          of outstanding options,     outstanding options,    remaining available for
             Plan category                  warrants and rights       warrants and rights         future issuance
             -------------                  -------------------       -------------------     -----------------------
                                                    (a)                       (b)                       (c)
Equity compensation plans approved by
security holders

Equity compensation plans not approved              2,000,000 (2,)           $0.415                   2,000,000 (1)
by security holders (1)

                                                                                                      7,603,013 (1)

Total                                               2,000,000                                         9,603,013

(1) On January 1, 2006, the Company entered into an employment agreement with Mr. Vuono for him to serve as the Company's Chief Executive Officer. The term of the agreement is for five years and it provides for a salary of $187,190 in cash compensation. Mr Vuono has agreed to accept shares in lieu of his salary which amounted to 1,376,400 shares in 2008. In January of 2007, the board of Directors approved a 20% raise in Mr. Vuono's salary which Mr. Vuono has the option to take in stock compensation lieu of cash. Pursuant to the employment agreement Mr. Vuono is to receive 480,000 options of the Company's common stock on the first business day of the year at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a ten-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Vuono is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

On January 1, 2006, the Company entered into an employment agreement with Mr. Rose for him to serve as the Company's Chief Financial Officer. The term of the agreement is for five years and it provides for a salary of $158,400 in cash compensation. Mr. Rose has agreed to accept shares in lieu of his salary which amounted to 1,164,707 shares in 2008. In January of 2007, the board of Directors approved a 20% raise in Mr. Rose's salary which Mr. Rose has the option to take in stock compensation lieu of cash. Pursuant to the employment agreement Mr. Rose is to receive 400,000 options of the Company's common stock on the first business day of the year at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a ten-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Rose is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

On January 1, 2006, the Company entered into an employment agreement with Mr. Kim for him to serve as the Company's Chief Technology Officer. The term of the agreement is for five years and it provides for a salary of $46,080 in cash compensation. Mr. Kim has agreed to accept shares in lieu of his salary which amounted to 338,824 shares in 2008. In January of 2007, the board of Directors approved a 20% raise in Mr. Kim's salary which Mr. Kim has the option to take in stock compensation lieu of cash. Pursuant to the employment agreement Mr. Kim is to receive 120,000 options of the Company's common stock on the first business day of the year at an exercise price equal to the fair market value of the Company's common stock on that date. The options are to have a ten-year term. The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Kim is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

(2) Consists of the following number of options held by the following persons which were received pursuant to the agreements set forth above:

Jameson Rose                                           800,000
Ray Vuono                                              960,000
Dr. Michael Carvo                                            0
Konrad Kim                                             240,000

                                                     2,000,000

(3) Consists of the following number of shares of common stock which can be issued to the following persons in 2008, 2009 and 2010 pursuant to their employment agreements dated January 1, 2006:

-------------------------------------------------------------------------------
                      Salary             Salary              Salary
-------------------------------------------------------------------------------
                        2008               2009                2010
-------------------------------------------------------------------------------
Ray Vuono             1,376,400          1,651,680           1,982,016
-------------------------------------------------------------------------------
James Rose            1,164,707          1,397,648           1,677,177
-------------------------------------------------------------------------------
Konrad Kim              338,824            406,585             487,907
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Totals                2,879,931          3,455,913           4,147,100
-------------------------------------------------------------------------------

(4) Consists of the following number of shares of common stock options which can be exercised by the following persons in 2008, 2009 and 2010 pursuant to their employment agreements dated January 1, 2006:

--------------------------------------------------------------------
                   Options          Options          Options
--------------------------------------------------------------------
                    2008             2009             2010
--------------------------------------------------------------------
Ray Vuono          480,000          480,000          480,000
--------------------------------------------------------------------
James Rose         400,000          400,000          400,000
--------------------------------------------------------------------
Konrad Kim         120,000          120,000          120,000
--------------------------------------------------------------------

--------------------------------------------------------------------
Totals           1,000,000        1,000,000        1,000,000
--------------------------------------------------------------------

Recent sales of unregistered securities
---------------------------------------

In 2008, the Company entered into various subscription agreements for private placements in the amount of $490,000 to purchase 971,593 shares of the Company's stock for an average purchase price per share of $0.50 a share.

In 2008, the Company issued 2,407,000 shares of the Company's stock in exchange for consulting services and marketing services to various consultants. The shares were valued at the closing stock price of the Company's common shares on the dates of the agreements.

In 2008, three employees of the Company exercised their options to purchase 117,639 shares of the Company's stock for $35,292.

The Company has employment agreements with three individuals. The individuals serve as the Company's Chief Executive Officer, Chief Financial Officer and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company's restricted common stock in lieu of cash compensation. The three individuals received a 20% raise for 2008, resulting in cash compensation of $391,670 and agreed to accept 2,879,931 shares of the Company's common stock in lieu of salary. The executives also received an option to purchase 1,000,000 shares of the Company's common stock. The exercise price of the options shall be the fair value market value of the common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

Item 6. Selected Financial Data
-------------------------------

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

During the year ended December 31, 2008, MedLink continued to progress, increasing revenues more than 70% percent when compared to the same period in 2007. 2008 was highlighted by the MedLink EHR TotalOffice receiving 2008 CCHIT certification, along with 7 other company's in October of 2008. The realization of 2008 CCHIT certification was extremely significant for the company, putting the company on par from a product functionality stand point with market leaders such as Allscripts, McKesson, Quality Systems, NextGen and E-ClinicalWorks. 2008 CCHIT Certification has resulted in increased business developments opportunities to the Company that previously weren't available to due the lack of certification. Primarily the opportunity to work with Regional Health Information Organizations (RHIO's), that are regional non-for-profit organizations generally funded through state healthcare IT initiatives, that support financially the medical community in the advancement of Healthcare IT through the adoption of Electronic Health Records.

In addition other significant events of 2008 included: partnership with CBS Radio, strategic alliance with Microsoft HeathVault, and the retention of Shattuck Hammond Partners for investment banking and financial advisory services.

With an aggressive bi-partisan HIT political agenda, soaring healthcare costs, increasing demand from diagnostic imaging centers and labs seeking to integrate directly with physicians, increasing patient awareness of the importance of personal healthcare records, the pharmaceutical industry's new found e-marketing initiative, and the backing of some of the country's largest and most esteemed medical societies; MedLink has strategically positioned itself to execute on all facets of its business plan which the Company expects will result in tremendous growth in 2009.

Recent Business Developments

CBS Radio

         MedLink is currently working with CBS Radio, to develop a comprehensive e-Health portal for patients with access to more than 5,000 medical topics designed for medical education and information on more than 1,200 medications. MedLink and CBS Radio recently signed a definitive agreement for strategic partnership to establish MyMedLinkChart as the health internet portal/website for six of CBS Radio's New York affiliate stations to be launched in during the 2nd quarter of 2009. The partnership is expected to expand to CBS Radio's 150 broadcast affiliates in 35 cities nationwide within the next 18-24 months, creating an immediate presence and demand for MyMedLinkChart as well as create a "brand" for MedLink's products. MyMedLinkChart will likely resemble WebMD's health website, which provides health information services to consumers, physicians, healthcare professionals, employers, and health plans through its public and private online portals. The partnership represents a significant advertising revenue sharing opportunity for MedLink as an estimated 4,000,000 monthly users visit just one of CBS Radio's websites, 1010 WINS., as compared top WebMD, which averages 15,000,000 monthly visitors to its portals.

Zwanger-Perisi Radiology

         In March of 2009, MedLink signed an agreement with Zwanger-Perisi Radiology, an Imaging group that operates eight (8) diagnostic imaging centers in New York to provide referring providers of Zwanger the MedLink EHR Lite. Under the terms of the agreement Zwanger will pay to MedLink annual integration fee's per provider for MedLink to deliver Zwanger DICOM studies and related reports.

New Corporate Headquarters

         In March 2009, MedLink moved to new corporate headquarters in Ronkonkoma, NY. The new office increases MedLink's headquarters from 4,000 square feet to 7,400 square feet. The additional office space is leased through 2014 and will meet the company's growth needs. The new office is located in a free trade zone in the Town Of Islip, NY, reducing the overall cost for the company compare to its previous lease.

Regional Health Information Organization (RHIO)

         Since realizing 2008 CCHIT certification the Company has qualified and been approached by numerous RHIO's to submit FRS's. Currently the MedLink EHR and its related services are finalists for the E-Health Network of Long Island RHIO, Long Island Information Exchange (LIPIX), Interboro RHIO and Western New York Clinical Information Exchange . The Company expects final decisions from these RHIO's and other RHIO's over the course of the 2nd quarter of 2009.

Center for Medicare and Medicaid 2009 PQRI

         In April 2009, MedLink announced that its CCHIT 2008 certified MedLink Total Office EHR 3.1 had been selected by the Centers for Medicare and Medicaid Services (CMS) to participate in the Physician Quality Reporting Initiative
(PQRI) 2009 EHR Testing Program. MedLink qualified and was chosen to participate along with 9 other HIT Vendors to test EHR's as a tool to facilitate simplifying physician reporting under PQRI.

Status of Operations

The Certification Commission for Healthcare Information Technology ("CCHIT") announced that the MedLink TotalOffice EHR 3.1 was one of only 8 companies to receive CCHIT certification and to have passed the inspection of 100 percent of the criteria. CCHIT Certification was an extremely significant event in the view of the Company's management for the future growth and success of the Company, as the certification gives the Company access to the more than $700+ million available in private and public initiatives for healthcare IT. President Obama has promised to fund HIT with $10 billion a year over the next 5 years for increased HIT adoption among physicians, and most industry experts expect CCHIT certification to be a requirement for the majority of the funding initiatives.

In addition, since the announcement of CCHIT certification the company has had a significant increase in inquiries in its products and services from not only physicians, but vendor's seeking to resell the MedLink EHR, Labs, Imaging Centers and RHIO's who are all looking to offer an affordable CCHIT certified EHR to their physician base. The recognition of the certification has opened avenues to the Company and due to the changes in Medicare reimbursement for the use of e-prescription; Hospitals, Labs, Imaging Centers, and Societies are scrambling to find an e-prescription solution for their physicians who beginning Jan 1, 2009 will receive a 2% boost in Medicare payments for utilization of e-prescription. The company expects significant growth in 2009 in the use of its e-prescription module available in the EHR and EHR Lite. The Company currently is working on sponsorship programs of its EHR and EHR Lite with Hospitals, Labs and two of the largest medical societies in the country for their member and referring physician base that cannot afford the high cost of competing CCHIT certified products.

MedLink recently finalized an agreement with CBS Radio that will offer the functionality of medlinkchart.com as its exclusive healthcare portal for its more than 150 websites nationwide. The agreement with CBS Radio, provides for the users of the site to access patient educational information and resources similar to those found on competing websites such as WebMD and Revolution Health. With just 6 of the 150 websites ( New York stations) operated by CBS Radio generating 30% of the monthly web traffic realized by WebMD, an existing advertising infrastructure already in place with annual advertising sales in the billions, MedLink expects to become a direct competitor with the two leading health information sites in 2009. Patient education through websites is a multi-billion dollar industry and has realized significant year over year growth, MedLink is aggressively entering the market by leveraging its relationships CBS Radio for immediate traction while offering added advantages to the competition including the ability for patients to create, receive, and store clinical patient information with their physicians and an integration with Microsoft's Health Vault. CCHIT will be announcing a certification of PHR websites in 2009, which the company intends to apply for which will further enhance its competitive advantage.

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

         In 2008 , MedLink engaged Shattuck Hammond Partners, one of the nation's premier investment banks focused on Healthcare services companies. Shattuck Hammond is the exclusive financial advisor and investment banker for the company and the issued a Private Placement Memorandum in 2009. Shattuck Hammond's expertise in the healthcare sector will be a positive catalyst as MedLink forges ahead with its strategic initiatives to execute its strategy to expand its presence in the Healthcare IT arena. Shattuck Hammond has over 50 professionals and senior bankers who average more than 20 years of experience in healthcare and finance and over the past decade have played a prominent role in transactions totaling over $37 Billion.

            There are currently more than 200 MedLink TV's installed in 7 states and we continue to receiving an overwhelming amount of requests for MedLink TV service. The response to the Medical society endorsements has been overwhelmingly positive. We are continuing to increase efficiencies in the installation process and will soon be rolling out improved network infrastructure. With increased restrictions on the ability for Pharma to market to the general public and physicians, many industry experts view digital signage as the solution for Pharma advertising/patient education programs.

            As of December 31, 2008 we had 25 full time employees split between New York, California, and Hyderabad, India. We expect growth to continue through the remainder of 2009 as our R&D expenditures and business development efforts come to fruition.

Business Overview

         MedLink is a healthcare information enterprise system business focused on the physician sector headquartered in Ronkonkoma, NY. The Company is in the business of selling, implementing and supporting software solutions that provide healthcare providers with secure access to clinical, administrative and financial data in real-time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare services.

         MedLink offers its services as stand-alone, combined or enterprise-wide systems. Development of its flagship product, MedLink TotalOffice, an electronic health record ("EHR") that was implemented in 2005 ("TotalOffice EHR"). Once product development was completed, MedLink transitioned its focus to commercializing MedLink TotalOffice EHR and received ambulatory EHR certification from the Certification Commission for Healthcare Information Technology ("CCHIT") in October, 2008. In addition, MedLink has developed a "Lite" version of MedLink TotalOffice and a broad product offering that includes: a personal health record/e-Health website ("MyMedLinkChart"); a picture archiving and communication system ("MedLink Remote PACS"); a private communication network through which healthcare content and information is delivered to a physician's waiting room and displayed on a 40" flat screen TV ("MedLink TV"). The Company currently markets its products and services through endorsement relationships with medical societies, imaging centers, labs and hospitals ("Value-Added Strategic Partners").

         MedLink International, Inc. is a Delaware corporation. The Company's Class A Common Stock trades on the Over-the Counter Bulletin Board under the symbol "MLKNA.OB" and its Class B Common Stock trades on the Frankfurt Stock Exchange under the symbol "WM6B".

      The Company's web site address is www.medlinkus.com.

The MedLink Vision:

Our goal is to create one of the largest hub for health records in the United States. We plan to achieve this by meeting our stated mission statement below.

         "We will offer the medical community applications and services that we believe will ease accessibility to information related to patient care through the creation of a secure digital environment, while making it accessible to institutions both large and small at an affordable price in order to achieve the highest level of participation."

We are dedicated to creating and providing the digital backbone for the delivery of enhanced medical services to healthcare professionals worldwide through a suite of network, communication, management, financial and value-added solutions through the utilization of our Virtual Private Network ("VPN"). Our VPN connects healthcare professionals with vital information and key resources creating efficiencies and thereby achieving optimal, real-time delivery of patient information.

We are driven by our vision of creating a national, paperless, healthcare hub, combining the wisdom of healthcare professionals and the latest in integrated technology to provide solutions for the current and future challenges facing the healthcare industry. We are determined to become a market leader that physicians and healthcare professionals will turn to for real-time, cost-effective access to a myriad of patient information at the touch of a button.

MedLink Product Offerings
-------------------------

MedLink TotalOffice EHR 3.1

         MedLink's core product offering is its MedLink TotalOffice EHR ("MedLink EHR"), a 2008 CCHIT Certified product. The MedLink EHR is a healthcare information enterprise system that provides physician practices with electronic access and control over patient records. It enables the primary provider to easily manage the process of creating, maintaining and adding to patient electronic health records. TotalOffice EHR contains the patient's demographic information, notes, appointments, lab results, prescriptions, documents, history of visits, as well as all insurance and financial information. It is also designed to centralize the patient's medical records and streamline the diagnostic and treatment process while connecting the physician seamlessly with outside resources such as radiology centers, labs, pharmacies and insurance companies. MedLink EHR includes a billing application which enables the product to achieve full revenue cycle management capabilities.

A key feature of the MedLink EHR is the MedLink Virtual Private Network ("MedLink VPN").The MedLink VPN allows physician practices to securely communicate with each other and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other Personal Health Information ("PHI"). The data is stored and replicated in two separate data centers located in different regions of New York. The system is compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and HL7. The MedLink VPN also incorporates streaming video technology, enabling remote viewing of procedures or delivery of continuing education or training materials by a hospital to its doctors and staff, and communications software allowing for secure messaging among hospital personnel.

MedLink TotalOffice can improve healthcare quality and reduce costs by preventing medical errors, reduce paperwork and reduce administrative inefficiencies. Additionally, it automates administrative workflow, including scheduling, patient billing and collection and claims management.

MedLink EHR Lite

            The MedLink EHR Lite ("EHR Lite") works in conjunction with the MedLink EHR for referring physicians to view radiology reports and images, submit and receive lab results and to prescribe medications electronically. The referring physicians of radiology centers and laboratories affiliated with MedLink and the Company's Strategic Partners utilize the EHR Lite, free of charge, to view current and past reports on their patients enabling them to generate a more accurate electronic health record of their patients, while providing the practice with additional functionality such as scheduling, tasks, patient chart, e-prescription, e-labs and e-radiology. The seamless integration into a patient's electronic health record is unique to our products and we hope to make the process the standard moving forward for the delivery of reports and images from radiology centers. We believe EHR Lite will help to speed the diagnostic process and significantly reduce patient wait times, while providing a stepping stone to full EHR functionality provided by the MedLink EHR.

MedLink TV

            MedLink TV is currently deployed in the waiting rooms of more than 200 medical offices and clinics in 7 states, and has received the endorsement of nearly a dozen medical societies including the Texas Medical Association and New

York County Medical Society. We believe MedLink TV comprises one of the foremost out-of-home broadcast networks reaching a captive audience of consumers. MedLink TV offers advertisers a unique channel and innovative approach to reaching consumers, in the waiting rooms of physician's offices and outpatient clinics, while they wait for medical visits and procedures. The network balances informational and advertising content with dynamically delivered, informative, educational and entertaining programming with a focus on health issues and well-being.

The forecasts for digital signage hardware and Out-of-Home ("OOH") video advertising sales recently issued by four independent research firms highlight an industry that has emerged as the dynamic "Fourth Screen" in communications and advertising. PQ Media stated that within the U.S. market, the industry is expected to grow 11.2 percent to $2.4 billion in 2008 and at a compounded annual growth rate of 12.9 percent from 2007 to 2012. The market for the "Fourth Screen" has developed as a result of increased direct pharmaceutical marketing regulations to physicians as well as increased disclosure guidelines in Direct-to-Consumer Advertising ("DTCA"). Thus, major pharmaceutical marketers are now reallocating their marketing budgets to the "Fourth Screen" and patient education forums.

MyMedLinkChart.com

         MyMedLinkChart is a personal health record that combines data, knowledge and software tools to help a physician's patients become active participants in their own healthcare.

Physicians and networks will be able to upload patient charts through MyMedLinkChart.com. The patient chart, or continuity of care document ("CCD"), will be available to MedLink EHR and EHR Lite users via connectivity to MyMedLinkChart.com. MyMedLinkChart will provide the patients access to clinical patient data including: clinical problems list, procedures and treatments, family history, social history, insurance data, advanced legal directives, allergy alerts, current and relevant historical medications, immunizations, vital signs, lab results and care plans.

Additionally, per an agreement reached in August with Microsoft Health Solutions Group, MedLink makes the CCD available to HealthVault users as well via MyMedLinkChart.com. The integration of MyMedLinkChart with Microsoft's HealthVault enables patients to view, save and send clinical information from within their HealthVault account, further improving coordination of care. HealthVault encourages patients to drive demand for physicians to implement EHRs, such as MedLink's TotalOffice EHR.

Physicians are the key to helping patients create and manage their personal health records. That's what we believe at MedLink and that's what makes our personal health record solution so different, it encourages the sharing of information between doctor and patient with the goal of, what the American College of Physicians and the American Academy of Family Physicians have called, a collaborative effort in bringing patient health records, electronic medical records and other technologies into the office to support an ongoing patient-physician relationship. With the click of button from the patient chart of wither the MedLink EHR or EHR Lite a provider can securely transmit a patients personal health record to a patient, that the patient can then access and share free of charge at www.mymedlinkchart.com.

Key Business Attributes
-----------------------

The Company has compelling opportunities in the attractive and dynamic healthcare information technology industry. The Company is poised for significant revenue growth and profitability through its strategic partnerships and opportunities.

Significant Market Opportunity
o Currently, out of the estimated 600,000 physicians in the U.S., only 15-20% are estimated to have employed EHRs for their practice.
o This market is expected to grow significantly in the next several years as legislation and federal directives drive EHR adoption among physicians.
                - The Bush Administration mandated that physicians switch all patient records to electronic form by 2014. The mandate has received bi-partisan support from Congress and President Obama;
                - Medicare Electronic Medication and Safety Protection Act
                  provides financial incentives for physicians to use e-prescribing systems that have current year CCHIT certification;
                - Medicare Prescription Drug, Improvement, and Modernization Act
                  of 2003 permits hospitals and other organizations to provide e-prescribing and EHR software, information technology and training services to physicians; and
                - Private and public initiatives for healthcare IT adoption have currently made available more than $700 million. The majority of subsidies and grants require current year CCHIT certification.
                - More than $20 billion was provided for the adoption of
                  healthcare IT in early 2009

Value-Added Strategic Partners
o The Company has received endorsements from one of the largest medical associations in the U.S. as well as four New York based medical societies.
o The Company continues to form valuable strategic partnerships with imaging centers, laboratories, RHIO's and other facilities through the integration of their systems with the Company's EHR.

Targeted Installation Base
o The Company's value-added partners provide a "captive" base of physicians as customers for the Company's products.
o The Company has a focused sales and marketing effort underway to leverage this prime access opportunity to reach these physicians.

Attractive Value Proposition
o The primary barrier to EHR adoption among physicians is cost. The Company offers an attractive value proposition through MedLink EHR and EHR Lite. EHR Lite provides physicians with basic EMR functionality at no upfront cost to the physician, creating a sticking point for later full EHR conversion.
o The Company's EHR is priced below competing products with similar services.
o Quick deployment of the Company's EHR, makes the product very attractive to physicians and counterparties.

2008 CCHIT Certification
o The Company's EHR was one of 8 products which received full certification in October, 2008.
o This certification creates a tremendous competitive advantage for the Company in its targeted customer base, the small to medium sized physician office marketplace, as financial incentives are available to providers who use a 2008 CCHIT certified EHR product.

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

Medicare physicians who use e-prescribing technology will be eligible for incentive payments:

o        2% in fiscal year 2009 and 2010
o        1% in 2011 and 2012
o        0.5% in 2013

Physicians participating in Medicare who do not e-prescribe:

o        1% payment cut in 2012
o        1.5% payment cut in 2013
o        2% in subsequent years

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

Overall, while the current economic turmoil warrants close monitoring, our end markets appear to remain solid. But we understand the possibility that a sustained recession and credit crunch could impact our clients' ability to invest in HIT.

The Healthcare Industry Overview

         United States healthcare expenditures are a significant and growing component of the U.S. economy, representing $2.1 trillion in 2006, or 16 percent of GDP. Expenditures increased by 6.5 percent in 2005 and 6.7 percent in 2006 and are expected to almost double to $4.3 trillion and represent nearly 20 percent of GDP, in 2017.(1)

As an industry, healthcare services are generally provided through a fragmented group of providers that have, in many cases, historically under-invested in administrative and clinical solutions. The administrative portion of healthcare costs for providers is expected to continue to expand due in part to the increasing complexity in the public and private reimbursement process. Thus, a greater administrative burden is being placed on providers, or physicians, to accurately report and document healthcare services provided to the patient. This is further compounded by the fact that many providers, which are grouped in small physician practices, lack the technological infrastructure and human resources to bill, collect and obtain full reimbursement for their services, and instead rely on inefficient, labor-intensive processes to perform these functions. Healthcare is a relatively information-intensive industry and the lack of information technology adoption by healthcare providers has resulted in a largely paper-based records system that is inefficient and time-consuming. Industry experts believe there is significant potential to transform a paper-based system into electronic records system and then leverage the resulting information with analytics to provide better care with lower administrative costs.

Payment for healthcare services generally occurs through complex and frequently changing reimbursement mechanisms involving multiple parties, such as commercial payors (insurance companies) and government payors (Medicare and Medicaid programs). The federal government contributed 46 percent of healthcare payments in 2006 and government mandates continue to increase the complexity of the reimbursement process. In addition, private insurance accounts for 35 percent of healthcare payments in 2006 and tends to follow the government's reimbursement policies, which adds another layer of reimbursement complexity. Despite significant consolidation among private payers in recent years, claims systems have often not been sufficiently integrated, resulting in persistently high costs associated with administering these plans. Government payers also continue to introduce more complex rules to align payments with the appropriate care provided. As a result, the Company believes payers and providers will continue to seek solutions that automate and simplify the administrative and clinical processes of healthcare.

         Peter R. Orszag, Director of the United States Congressional Budget Office, recently said, "health care represents the central fiscal challenge facing the nation." Sometime in President-elect Obama's first term, Medicare Part A (hospital insurance) is expected to turn cash flow negative. If Medicare had to be accounted for similar to that of a company pension fund, it would be underfunded by $34 trillion. In order to solve this problem, the government is promoting higher investment in HIT and President-elect Obama pledged to spend $10 billion annually for five years to improve HIT adoption by healthcare providers, which is a core component of his plan to improve the U.S. healthcare system.

Larger and more populated states are likely to present greater healthcare IT opportunities than smaller states, due to the increased number of hospitals and physician practices. MedLink has endorsements and affiliations with Value-Added Strategic Partners in California, New York and Texas, three of the top five states.

Market Drivers
--------------

         According to American Medical Association data, there are over 600,000 physicians in the U.S. practicing medicine and approximately 220,000 physician practices. Because the physician practice market is highly fragmented and there has been little financial or clinical incentive for physician practices to adopt an EHR solution, it is estimated that only approximately 13 percent of physician practices have employed electronic health records for their practice. Thus, the market for adoption will be driven by factors such as federal and state mandates as well as industry standards.

Electronic Health Records

         The main market driver which is leading to EHR adoption is President Bush's federal mandate that all physicians utilize electronic health records by 2014. President Obama has reiterated the need for greater investment in HIT and supports the Bush Administration's mandate. President Obama has pledged to spend $10 billion a year over five years to invest in HIT. Furthermore, HIT spending was included as one of the five components of the Economic Recovery Plan.

Federal Initiatives

         Rep. Pete Stark (D-Calif.), Chairman of the House Ways and Means Health Subcommittee, introduced the Health-e Information Technology Act of 2008 in September 2008, with incentives that could total millions of dollars for doctors. Financial incentives through Medicare to doctors and hospitals that adopt and use EHR systems that are certified as meeting standards for interoperability, security, and clinical utility (e.g. CCHIT). Physicians who install and utilize an approved system would be eligible for incentive payments totaling up to approximately $40,000 over five years. One of Speaker Nancy Pelosi's senior health policy advisers attended a HIT industry forum in late October 2008 and emphasized the Democrats' belief that improving HIT is the foundation of improving the U.S. healthcare system.

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

Another factor we believe is favorable for the HIT industry in the United States is the continued focus by Centers for Medicare and Medicaid Services (CMS) and other payers on linking medical care payments to quality and safety, an approach commonly referred to as "pay for performance." Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety. Based on CMS' final rule for changes to the 2008 inpatient prospective payment system (IPPS), there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines. This change, effective in October 2008, is positive for the HIT industry because ensuring compliance with evidence-based guidelines is easier for organizations with an HIT system. Additionally, an expected increase in the number of Diagnosis-Related Groups
(DRGs) that are used to determine how much providers are reimbursed for providing care will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and accurately submit care for reimbursement.

In 2009, rising costs and varying quality have solidified healthcare as a tier-one issue. Presidential candidates in both parties favor using HIT to create efficiencies in the system and address the underlying issue of chronic illness.

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

State Initiatives

         From January 2007 to August 2008, more than 370 bills with provisions relating to HIT were introduced by state legislators according to the National Conference of State Legislatures. During this same time frame, 132 bills were enacted in 44 states and the District of Columbia. Of the 132 bills that were passed, a majority of the legislation focused on five policy trends: planning; targeted financing initiative; updated privacy laws to facilitate health information exchange; promoting health information exchange; and advancing adoption and use. Thus, States are pursuing a "carrot and stick" approach by providing mandates, but also encouraging adoption through financial incentives to the physician through grants and reimbursement as well as actively convening stakeholders to promote market acceptance.

Regional Health Information Organizations

         As part of its growth strategy to expand its customer base and rapidly increase revenues, MedLink has submitted responses to request for proposals for inclusion as a preferred vendor to a number of Regional Health Information Organizations ("RHIO"). MedLink is various stages of a targeted marketing plan with several RHIO's as RHIO's are quickly becoming key intermediaries to support federal and state financial incentive programs by allocating subsidies and grants to physicians in order to pay for EHR software and installation. The Company has responded to several Requests for Quotations ("RFQs"), was invited to various interview rounds and has demonstrated its EHR products with some of the following organizations: Primary Care Information Project (1,400 physicians & $60mm in EHR grants); The American College of Physicians (126,000 physicians); Western New York Clinical Information Exchange (a.k.a. HealtheLink - 3,000 physicians & $5.2mm in EHR grants); Interboro RHIO (150 physicians & $7.7mm in EHR grants); Long Island Patient Information Exchange (5,000 physicians & $19mm in EHR grants); and State Volunteer Mutual Insurance Company (17,000 physicians). Public and private initiatives have currently made available more than $700 million in initiatives for HIT adoption of EHR software and implementation costs. MedLink expects to receive endorsements from several RHIO's located in the New York regional area representing approximately $104.6 million in EHR initiatives. Prior to receiving 2008 CCHIT certification, MedLink was not eligible to participate as a vendor to RHIO's. Since the Company's CCHIT certification, it has begun to aggressively submit RFQs to these organizations. RHIO participation is a key component of MedLink's growth strategy and is consistent with the Company's business model to provide low-cost products to physicians.

         An example of a RHIO's' impact on an EHR company is E-Clinical Works' endorsement from Primary Care Information Project as a result of their 2006
                                       63

CCHIT certification. E-Clinical received several such endorsements and was able to realize revenue growth of $7 million to $60 million in just three years.

Pay for Performance

         The CMS, as well as commercial and private payers, are continuing to focus on linking medical care payments to quality and safety, an approach commonly referred to as "pay for performance". Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety. Based on CMS' final rule for changes to the 2008 inpatient prospective payment system, there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines. This change, effective in October 2008, is a positive factor for the HIT industry because ensuring compliance with evidence-based guidelines is far easier for organizations with an HIT system. Additionally, an expected increase in the number of diagnosis-related groups that are used to determine reimbursement to providers will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and submit care charges for reimbursement.

         In July 2008, the Medicare Improvements for Patients and Providers Act of 2008 was passed. It places a two percent increase on reimbursement for physicians who use e-prescription in 2009 and 2010, a one percent increase in 2011 and 2012 and one half percent increase in 2013. Healthcare providers who do not use e-prescription by 2012 will be penalized. A recent study at Brigham and Women's Hospital in Boston found that e-prescribing systems that include formulary decision support can save $845,000 per 100,000 patients a year. The study examined data collected over 18 months from two Massachusetts insurers covering 1.5 million patients.

At the end of October 2008, Blue Cross Blue Shield of Massachusetts ("BCBSMA") decided to require physicians to electronically prescribe medications in order to qualify for any of its physician incentive programs effective January 1, 2011. Additionally, BCBSMA plans to help doctors by supporting a number of new licenses in 2009. The initiative addresses recent "pay for performance" e-prescribing measures, coming one year before the CMS deadline for prescribing without penalty.

CCHIT

         CCHIT is a private, nonprofit initiative for certification of electronic health records and their networks, which was formed in 2004. In 2005, the Department of Health and Human Services awarded CCHIT with a contract to develop, create prototypes for, and evaluate the certification criteria and inspection process for EHRs. Since CCHIT began certifying two years ago, it has certified 150 EHR products, representing 50 percent of all EHR vendors and 75 percent of the EHR market. However, as the HIT industry has developed, certification standards have increased significantly and only ten physician focused EHR products were certified in 2008 for the certification period beginning September 30, 2008 continuing through the third or fourth quarter of 2009. Companies must reapply each year for certification in order to receive all associated benefits. MedLink has already begun development upgrades for the 2009 CCHIT certification. Although, CCHIT is planning to offer independent certification for a personal health record and e-prescription applications, MedLink personal health record and e-prescription applications are currently certified through their 2008 certification. MedLink plans to continue to certify all of its products through CCHIT.

CCHIT is endorsed by many professional organizations, including the American Medical Association and Medical Group Management Association. CCHIT certification is an important designation as many healthcare providers are mandated to purchase healthcare information technology with this designation. CCHIT has interoperability criteria for each year and companies must reapply for current year certification to receive all associated benefits. Interoperability is the ability of different information technology systems and software applications to communicate; to exchange data accurately, effectively and consistently; and to use the information that has been exchanged. A new study from the Center for Information Technology Leadership at Partners Healthcare System has found that widespread adoption of interoperable personal health records could save the U.S. health care system more than $19 billion annually after expenses. CCHIT certification ensures that certified EHR products will communicate with healthcare systems and ease adoption in the marketplace.

After the 2008 presidential election, it was announced at a healthcare IT advisory panel meeting that the CCHIT will stay in place. Additionally, Robert Kolodner, National Coordinator for Health Information Technology (a permanent Department of Health and Human Services position that will not change under the Obama administration), praised CCHIT.

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

The Health Information Technology (HIT) marketplace remains strong. Domestically, the overall financial condition of hospitals remains solid, and there continues to be incentive for them to purchase health information technology to address safety, quality, and efficiency needs. With annual HIT spending in the United States of $1.9 trillion, or 16 percent of the gross domestic product, there is still broad bipartisan support of HIT, with several pieces of pending legislation containing provisions that encourage both hospitals and physician practices to adopt HIT. Globally, there continues to be a high level of interest in HIT at the country-wide and regional levels that is driven by similar safety, quality, and efficiency needs as those driving demand in the United States

In a report published by IDC's Health Industry Insights, the research and advisory firm forecasts total information technology (IT) spending for the electronic health record (EHR) market in the United States to increase to $4.8 billion in 2015. The study reveals a compounded annual growth rate (CAGR) of 15.8% in the EHR market over the next ten years, with current spending in that market estimated at $1.1 billion in 2005.

Policy Reforms

         The federal government is currently using its position as the nation's leading purchaser of healthcare products and services to promote HIT use. For example, CMS and the Office of the Inspector General (OIG) are allowing acute care organizations to help provide referring physicians with hardware, software, training and support necessary to implement e-prescribing or interoperable electronic medical record systems.

To increase the availability of healthcare pricing information, CMS posts information on what Medicare will pay for 30 common elective procedures and other hospital admissions. We believe this focus on transparency could incent healthcare organizations to use technology to improve safety and efficiency.

Private Sector Approaches

         Healthcare costs are a significant issue for employers as well. According to the Journal of Occupational and Environmental Medicine, productivity losses related to personal and family health problems cost U.S. employers $1,685 per employee per year or about $226 billion annually. The cost of health insurance rose 7.7 percent in 2006, much higher than the overall rate of inflation (3.5 percent) or the increase in workers' earnings (3.8 percent).

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

Competition

         The market for HIT solutions and services is intensely competitive, rapidly evolving and subject to swift technological change. The Company's principal existing competitors in the physician healthcare information enterprise systems include: Allscripts, Athenahealth, E-Clinical, and Greenway Medical, each of which offers a suite of software solutions and services that compete with many of the Company's software solutions and services in the physician practice market. In addition, the Company expects that major software information systems companies, large information technology consulting service providers, system integrators, managed care companies and others specializing in the security industry may offer competitive software solutions or services.

The pace of change in the HIT market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. The main competitive factors in this market include: the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible software solutions. MedLink believes that with the CCHIT certification initiative, the market will become less fragmented. MedLink also believes its strategic alliances with healthcare associations and medical societies will enable it to become a leading provider of such services to physicians in both large and small physician practices.

MedLink TotalOffice EHR meets all industry standards set by CCHIT for 2008 and is well positioned against the offerings of MedLink's closest competitors.

Future Capital Requirements

In 2008, MedLink engaged Shattuck Hammond Partners, one of the nation's premier investment banks focused on Healthcare services companies and a division of Morgan Keegan & Company, Inc. Shattuck Hammond acts as the exclusive financial advisor and investment banker for MedLink and assist the Company in an equity raise to fund the Company's aggressive organic growth and acquisition strategies. Our primary needs for cash over the next twelve months will be to fund increased marketing expenses, working capital, pay acquisition costs relating to potential acquisitions, fund capital expenditures for MedLink TV, contractual obligations and investment needs of our current business.

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2008:

                                                       Less than
                                          Total         1 year        1-3 years

     Operating lease obligations       $  850,992    $  129,500      $ 460,032

            The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters and our Atascadero, California location.

Off-Balance Sheet Arrangements

As of December 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RESULTS OF OPERATIONS
---------------------

      The Company's revenues from continuing operations for the year ended December 31, 2008 and 2007 were $475,609 and $280,022, respectively. The increase in revenue is primarily attributable to sales of the MedLink Total Office EHR.

      Expenses for the fiscal year ended December 31, 2008 and 2007 were $4,594,587 and $2,798,908, respectively. The increase in 2008 is primarily attributable to increased stock based compensation expenses associated primarily with consultants and healthcare legal advisors, the hiring of additional customer support personnel, and increased marketing activities.

      The Company had net losses of $(4,137,913) and $(2,518,886) in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. The increase in net losses resulted primarily from an increase in operating expenses due to increased stock based compensation expenses.

Liquidity and Capital Resources

      At December 31, 2008, the Company had a working capital deficiency of $(2,182,424). While the Company believes revenue that will be earned from the sales of the MedLink EHR, AutoDoc and will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

Critical Accounting Policies

   We believe there are several accounting policies that are critical to the understanding of our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas and involve management's most difficult, subjective or complex judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs, stock based compensation and income taxes. Please refer to Note 1 of the audited Consolidated Financial Statements for further discussion of our significant accounting policies.

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-K for the year ended December 31, 2008 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are derived from licensing of computer software and professional services (including implementation, integration, and training); and the sale of computer hardware. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

     o whether the fees associated with our software and services are fixed or determinable;
     o
          whether collection of our fees is considered probable;
     o
          whether professional services are essential to the functionality of the related software;

     o whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
     o
          whether we have verifiable objective evidence of fair value for our software and services.

We recognize revenues in accordance with the provisions of Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-9, Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition," and Emerging Issues Task Force ("EITF") 00-21 "Revenue Arrangements with Multiple Deliverables." SOP 97-2 and SAB 104, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and remaining obligations under the agreement are insignificant.

Revenue is recognized as set forth below:

Subscription Contracts
Our subscription contracts typically include the following elements:

     o    Software license;
     o
          Professional services; and

Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to SOP 98-9 "Modification of SOP 97-2, With Respect to Certain Transactions." These contracts contain the rights to unspecified future software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, these arrangements are accounted for pursuant to paragraphs 48 and 49 of SOP 97-2 "Software Revenue Recognition."

In the case of maintenance revenues, vendor-specific objective evidence, or VSOE, of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance period.

In the case of professional services revenues, VSOE is based on prices from stand-alone sale transactions, and the revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.

Third party hardware revenues are recognized upon delivery, pursuant to SAB 104.

Professional services represent incremental services marketed to clients including implementation, consulting, and training services. Professional services revenues, where VSOE is based on prices from stand-alone transactions, are recognized as services are performed.

Hardware is recognized upon delivery pursuant to SAB 104.

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees," we have classified the reimbursement by clients of shipping and handling costs as revenue and the associated cost as cost of revenue.

Allowance for Doubtful Accounts

In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific client's ability to meet its financial obligations to us, as well as general factors such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a reserve based on our historical experience for bad debt to reduce the related receivables to the amount we ultimately expect to collect from clients. If circumstances related to specific clients change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the Consolidated Financial Statements.

Goodwill

SFAS No. 142, "Goodwill and Other Intangible Assets," classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our acquired technology and other intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review such intangible assets with definite lives for impairment. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Goodwill is not amortized. We perform tests for impairment of goodwill annually, or more frequently if events or circumstances indicate it might be impaired. We have only one reporting unit for which all goodwill is assigned. Impairment tests for goodwill include comparing the fair value of the company compared to the comparable carrying value, including goodwill.

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

Accounting for Stock-Based Compensation

The FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective January 1, 2007. In 2008, the Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company's incentive plan.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets,", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through December 31, 2008 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. Generally, our expenses are denominated in the same currency as our revenue and the exposure to rate changes is minimal. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that foreign currency fluctuations in the future will not be significant.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


MEDLINK INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS INDEX

--------------------------------------------------------------------------------

  Part I:  Financial Statements

     Report of Independent Registered Accounting Firm

     Consolidated Balance Sheets at December 31, 2008 and 2007

     Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

     Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2008 and 2007

     Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

     Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MedLink International, Inc.

We have audited the accompanying balance sheets of MedLink International, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedLink International, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company's need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
-------------------------------------------
Hollywood, Florida
April 15, 2009

MEDLINK INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007
--------------------------------------------------------------------------------

ASSETS
                                                                    For the years ended
                                                                        December 31,
                                                                  -----------------------
                                                                     2008          2007
                                                                  ----------   ----------
CURRENT ASSETS:
   Cash                                                                             2,762
   Accounts Receivable                                            $   20,731            -
   Due from related party                                                         39,3972
   Inventory                                                           2,818            -
   Deposits                                                            9,165
                                                                  ----------

     Total current assets                                             32,714       42,134
                                                                  ----------
Office equipment (at cost) net of accumulated depreciation           179,025      133,559
Intangible asset (at cost), net of accumulated amortization           40,450       41,538
Goodwil                                                              975,000      975,000
Security deposit                                                       5,400        5,400
Other assets                                                          20,438            -
                                                                  -----------------------

                                                                  $1,253,027   $1,197,631
                                                                  =======================

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDLINK INTERNATIONAL INC.

DECEMBER 31, 2008 and 2007
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                          For the years ended
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2008            2007
                                                                                      ------------    ------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $    403,277         427,683
   Bank Overdraft                                                                           26,834               -
   Deferred revenue                                                                         70,384          64,884
   Current portion of capitalized lease payable                                              5,500           5,500
   Note payable                                                                            701,145         623,437
   Loans payable - related parties                                                       1,002,988         533,922
                                                                                      ------------    ------------
   Lease payable                                                                                 -           2,750

     Total current liabilities                                                           2,210,138       1,658,176
                                                                                      ------------    ------------

Stockholders' Deficit:
   Preferred stock $.001 par value; 5,000,000 shares authorized: none issued Common stock Class A $.001 par value; authorized 150,000,000 shares; 26947,333 and
    20,371,822 shares issued and outstanding as of
   December 31, 2008 and 2007                                                               26,947          20,372
   Class B $.001 par value; authorized 50,000,000; 5,361,876 issued
    and outstanding as of December 31, 2008 and 2007                                         5,362           5,362
Subscription receivable                                                                   (300,000)       (100,000)
Deferred charges                                                                                 -         (40,138)
Additional paid-in capital                                                              17,094,371      13,071,881
Accumulated deficit                                                                    (17,653,240)    (13,287,471)

Treasury stock, at cost                                                                   (130,551)       (130,551)
                                                                                      ------------    ------------

Total stockholders' deficit                                                               (957,111)       (460,545)
                                                                                      ------------    ------------

                                                                                      $  1,253,027    $  1,197,631
                                                                                      ============================

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

                                                       For the years ended
                                                           December 31,
                                                  ----------------------------
                                                      2008            2007
                                                  ------------    ------------

Revenues                                          $    480,609    $    280,022

Cost of Revenues                                        18,935               -
                                                  ------------    ------------

   Gross Profit                                        461,674         280,022
                                                  ------------    ------------

Operating expenses:
   General and administrative expenses               1,576,824       2,764,048
   Consulting Expense                                1,300,427               -
   Compensation expense                                              1,927,749
   Depreciation and amortization                        22,443          34,860
                                                  ------------    ------------
                                                     4,827,443       2,809,908
                                                  ------------    ------------

Operating loss before minority interest             (4,365,769)     (2,518,886)

Minority interest                                                       56,057
                                                  ------------    ------------

Net loss                                          $ (4,365,769)   $ (2,462,829)
                                                  ============    ============

Basic and diluted loss per share (Class A)        $       (.15)   $       (.12)
                                                  ============    ============

Basic and diluted loss per share (Class B)        $       (.81)   $       (.46)
                                                  ============    ============

Weighted average number of basic
  shares outstanding (Class A)                      29,863,620      21,268,394
                                                  ============    ============

Weighted average number of basic
  shares outstanding (Class B)                       5,361,876       5,361,876
                                                  ============    ============

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                        Common Stock                Additional
                                          Number of                   Paid-in       Surplus     Subscriptions    Deferred
                                           Shares       Amount        Capital      (Deficit)     Receivables      Charges
                                        ------------   ---------   ------------  ------------   -------------   ----------
Balance at December 31, 2006             16,646,822    $  16,647   $ 10,730,165  $(10,824,642)  $     (19,783)  $ (159,538)

Share issued for employment
   services                               2,400,000        2,400        324,000             0               0            0
Stock based compensation                          0            0        400,000             0               0            0
Repayment of receivables                          0            0              0             0          19,783            0

Shares issued in connection
   with the exercise of
   shareholders' options                  1,480,000        1,480        250,120             0               0            0

Shares issued for consulting
   services                                  50,000           50         45,725             0               0            0
Shares sold in 2007                       4,956,876        4,957      1,122,874             0        (100,000)           0
Options issued for
   consultants service                            0            0        176,326             0               0            0

Deferred charges                                  0            0              0             0               0      119,400
Shares issued in Anywhere MD
   acquisition                              200,000          200        299,800             0               0            0

Net deficit acquired in
   Anywhere MD                                    0            0       (277,129)            0               0            0

Net loss for the year ended
   December 31, 2007                              0            0              0    (2,462,829)              0            0
                                         ----------    ---------   ------------  ------------   -------------   ----------

Balance at December 31, 2007             25,733,698    $  25,734   $ 13,071,881  $(13,287,471)  $    (100,000)  $  (40,138)
                                         ==========    =========   ============  ============   =============   ==========

                                          Treasury
                                            Stock          Total
                                         ----------    ------------
Balance at December 31, 2006             $ (130,551)   $   (387,702)

Share issued for employment
   services                                       0         326,400
Stock based compensation                          0         400,000
Repayment of receivables                          0          19,783

Shares issued in connection
   with the exercise of
   shareholders' options                           0         251,600

Shares issued for consulting
   services                                       0          45,775
Shares sold in 2007                               0       1,027,831
Options issued for
   consultants service                            0         176,326

Deferred charges                                  0         119,400
Shares issued in Anywhere MD
   acquisition                                    0         300,000

Net deficit acquired in
   Anywhere MD                                    0        (277,129)

Net loss for the year ended
   December 31, 2007                              0      (2,462,829)
                                         ----------    ------------

Balance at December 31, 2007             $ (130,551)   $   (460,545)
                                         ==========    ============

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDLINK INTERNATIONAL INC.

--------------------------------------------------------------------------------

                                        Common Stock                Additional
                                          Number of                   Paid-in      Surplus      Subscriptions    Deferred
                                           Shares        Amount       Capital     (Deficit)      Receivables      Charges
                                        ------------   ---------   ------------  ------------   -------------   ----------
Balance at December 31, 2007             25,733,698    $  25,734   $ 13,071,881  $(13,287,471)  $    (100,000)  $    (40,138)

Share issued for employment
   services                               2,879,999        2,880        388,800             0               0              0
Shares issued for consultants
   services                               2,407,000        2,407      2,426,813             0               0              0

Shares issued for payables                   43,930           44         43,886             0               0              0

Shares issued to settle loan payable        560,000          560        279,440             0               0              0

Stock based compensation                          0            0        533,345             0               0              0

Shares issued in lieu of Rent                55,000           55         28,652             0               0              0

Shares issued for legal fee's               100,000          100        112,083             0               0              0

Shares issued in connection with
   the exercise of shareholders'
   options                                  117,989          118           (118)            0               0              0

Shares sold in 2008                         411,593          412        209,589             0        (200,000)             0

Reclass of deferred charges to
   Compensation expense                           0            0              0             0               0         40,138

Net loss for the year ended
   December 31, 2008                              0            0              0    (4,365,769)              0              0
                                         ----------    ---------   ------------  ------------   -------------   ------------
Balance at December 31, 2007             32,309,209    $  32,310   $ 16,861,515  $(17,653,240)  $    (300,000)  $          -
                                         ==========    =========   ============  ============   =============   ============


                                           Treasury
                                             Stock           Total
                                         ------------    ------------
Balance at December 31, 2007             $   (130,551)   $   (460,545)

Share issued for employment
   services                                         0         391,680
Shares issued for consultants
   services                                         0       2,429,220

Shares issued for payables                          0          43,930

Shares issued to settle loan payable                0         280,000

Stock based compensation                            0         533,345

Shares issued in lieu of Rent                       0          28,707

Shares issued for legal fee's                       0         112,183

Shares issued in connection with
   the exercise of shareholders'
   options                                          0               0

Shares sold in 2008                                 0          10,000

Reclass of deferred charges to
   Compensation expense                             0          40,138

Net loss for the year ended
   December 31, 2008                                0      (4,365,769)
                                         ------------    ------------
Balance at December 31, 2007             $   (130,551)   $   (957,111)
                                         ============    ============

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           For the years ended
                                                               December 31,
                                                        --------------------------
                                                           2008           2007
                                                        -----------    -----------
Cash flows from operating activities:
 Net loss                                               $(4,365,769)   $(2,462,829)

   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Minority interest                                           -       (113,290)
      Depreciation                                           22,443         34,860
      Increase in deferred charges                           40,138              -
      Amoritzation                                            1,088              0
      Amortization of deferred charges                            -        132,163

        Issuance of common stock                            210,000      1,027,831
      Share based compensation                              533,345        400,000
      Issuance of common stock for salary                   391,680              -
   Issuance of common shares for consulting and other
   services rendered                                      2,429,220        819,884
   Issuance of common stock for relief of loans             323,930              -
   Issuance of common stock for rent                         28,707              -
   Issuance of common stock for legal fees                  112,183              -

   Inventory                                                 (2,818)             -
   Deposits                                                  (9,165)       (12,583)
   Increase in deferred revenue                               5,500         64,884
   Accounts receivable                                      (15,731)       (39,372)
   Other assets                                             (20,438)
   Accrued expense and other current liabilities            (24,406)       (37,537)

   Net cash used in operating activities                   (345,093       (185,989)

Cash flows from investing activities:
   Purchase of fixed assets                                 (67,909)      (111,685)
   Purchase of intangible asset                                   0        (41,812)
   Cash acquired in Med-Link acquisition                          -            274

   Net cash used in investing activities                    (67,909)      (153,223)

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDLINK INTERNATIONAL INC.

--------------------------------------------------------------------------------

                                                               For the years ended
                                                                   December 31,
                                                           -------------------------
                                                               2008          2007
                                                           -----------    ----------
Cash flows from financing activities:
     Proceeds from related party loans                               -

   Repayment of loans                                                -      (251,563)
   Increase in lease payable                                    (2,750)       (5,500)
   Proceeds from loan payable                                   77,708             -
   Write off of intercompany receivable                              -             -
   Proceeds from subscription receivable                      (200,000)
   Advances from (to) officer/shareholders                     508,448       599,037

   Net cash provided by (used in) financing activities         383,406       341,974

   NET INCREASE (DECREASE) IN CASH                             (29,596)        2,762

   CASH AT BEGINNING OF YEAR                                     2,762             -

   CASH AT END OF PERIOD                                   $   (26,834)   $    2,762

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                  $         -    $        -
   Cash paid for taxes                                     $         -    $        -

Supplemental disclosure of non-cash financing activities
   Issuance of common stock                                $   210,000    $        -
   Share based compensation                                $   533,345    $        -
   Issuance of common stock for salary                     $   391,680    $        -
   Issuance of common shares for consulting and other
     services rendered                                     $ 2,429,220    $        -
   Issuance of common stock for relief of loans            $   323,930    $        -
   Issuance of common stock for rent                       $    28,707    $        -
   Issuance of common stock for legal fees                 $   112,183    $        -

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDLINK INTERNATIONAL, INC.

--------------------------------------------------------------------------------

                                                            For the years ended
                                                               December 31,
                                                            -------------------
                                                              2008        2007
Supplemental disclosures of cash
 flows information:
  Cash paid during the year for:

    Interest                                                $        0   $    0
                                                            ==========   ======

    Income taxes                                            $        0   $1,700
                                                            ==========   ======
Non-cash financing activities:

Reference is made to financial statements notes for certain non-cash financing activities.

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Medlink International Inc. (the "Company") is a healthcare information enterprise system business focused on the physician sector. The Company is in the business of selling, implementing and supporting software solutions that provide healthcare providers with secure access to clinical, administrative and financial data in real-time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare services.

On January 1, 2002, the Western Media Group Corporation acquired Med-Link, a privately held New York corporation, pursuant to a share exchange agreement dated December 28, 2001. During 2005, Western Media Group Corporation's Board of Directors approved a merger agreement whereby Western Media Group Corporation changed the state of its incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named Medlink International, Inc. In addition, the name of the company was changed from Western Media Group Corporation to Medlink International, Inc. (the "Company") upon the completion of the merger.

The business of the Company is carried out by the parent company and its wholly owned subsidiaries, Anywhere MD and KRAD Konsulting (KRAD). The Company also has four inactive subsidiaries, Med-Link USA, Inc., Med-Link VPN, Inc., Western Media Acquisition Corp. (formerly Western Media Sports Holdings, Inc.), and Western Media Publishing Corp.

Anywhere MD, Inc. - Anywhere MD, Inc. develops, markets, sells and supports proprietary software application for mobile handheld devices. These mobile applications provide the physician with the most recent and accurate healthcare information at the "Point Of Care." Anywhere MD's expertise in clinical documentation for physicians offers a broad range of technology products to improve productivity for healthcare providers and enable them to diagnose, treat and manage patient information at the highest level. Anywhere MD, Inc. is an operating subsidiary and generates 100% of the revenue for the Company.

On December 30, 2007 the Company purchased all of the assets and assumed certain liabilities of Anywhere MD in exchange for 200,000 shares of the Company's common stock.

On May 14, 2007, the Company purchased 10,000,000 shares of Anywhere MD, Inc.'s common stock for $100,000 and also purchased 130,000,000 shares of Anywhere MD. Inc's stock from the majority shareholder of Anywhere MD, Inc., for the purchase price of $875,000. As a result of the aforementioned purchase of shares, the Company owned 62.5% of the outstanding shares of Anywhere MD, Inc.

KRAD - KRAD provides computer network and software systems, consulting, installation and maintenance services.

In 2006, the Company received final approval from Deutsche Borse AG and its shares started trading through the Frankfurt Stock Exchange.

Principles of Consolidation

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

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

The Company derives its revenue from primarily from the sale and support of its proprietary software the MedLink TotalOffice EHR, and Autoc through its Anywhere MD subsidiary. Revenue that is derived from the sale of software and related products, is recognized in the period in the sale occurred. Revenue that is derived from technical support contracts is recognized as revenue ratably over the term of the contract. Amounts received toward technical support contracts that are not considered earned are recorded as deferred revenues on the balance sheet. Deferred revenue balances at December 31, 2008 and 2007 were $70,384 and $64,884, respectively.

Goodwill and Indefinite-Lived Purchased Intangible Assets
In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite- lived intangible assets for impairment annually at the end of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Long-Lived Assets

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

Intangible assets that have finite useful lives are amortized by the straight-line method over the remaining useful lives.

Accounting for Stock-Based Compensation
The Financial Accounting Standards Board (FASB) issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited expectations, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS123 and is effective January 1, 2008. The Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company's incentive plan.

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

Comprehensive Income

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

The Company adopted SFAS No. 130, which had no impact on the Company's financial position, results of operations or cash flows for the periods presented.

Deferred Income Taxes
Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2008.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Income Taxes (continued)
The Company, as of December 31, 2008 had available approximately $17,653,240 of net operating loss carry forwards to reduce future Federal income taxes. The Company has operating loss carry forwards which are due to expire from 2009 through 2023. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss. The amount of valuation allowances are reviewed periodically.

n June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax return. FIN 48 and related interpretations are effective for the Company in the first quarter of fiscal 2007. The Company's adoption of FIN 48 had no material effect on its consolidated financial statements.

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

Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented. For the years ended December 31, 2008 and 2007, the weighted average number of shares outstanding for the Company's Class A Common Stock used in the per share computation was 29,863,620 and 21,268,394 and respectively. For the years ended December 31, 2008 and 2007, the weighted average number of shares outstanding for the Company's Class B Common Stock used in the per share computation was 5,361,876 and 5,361,876 and respectively.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

Fair Value of Financial Instruments
At December 31, 2008, the carrying amounts of the Company's assets and liabilities approximate fair value.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of sales, trade accounts receivable and cash. The Company grants credit to domestic companies located throughout the New York tri-state area. The Company performs ongoing credit evaluation of its customers' financial condition and generally requires no collateral from its customers.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This FSP amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS 140-4 also amends FIN 46(R)-8, "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS 140-4 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises In December 2008, the FASB issued FSP FIN 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises." FSP FIN 48-3 defers the effective date of FIN 48, "Accounting for Uncertainty in Income Taxes," for certain nonpublic enterprises as defined in SFAS 109, "Accounting for Income Taxes." However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN 48-3 was effective upon issuance. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

Employers' Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS 132(R), "Employers' Disclosures

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS 132(R)-1. The Company is currently assessing the impact of FSP FAS 132(R)-1 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations
In November 2008, the FASB issued EITF 08-6, "Equity Method Investment Accounting Considerations." EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-6 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets
In November 2008, the FASB issued EITF 08-7, "Accounting for Defensive Intangible Assets." EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-7 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary In November 2008, the FASB issued EITF 08-8, "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary." EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the reporting entity's own stock. EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," or from being within the scope of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF 08-8 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active
In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

which financial statements have not been issued. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock
In June 2008, the FASB ratified EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock." EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)
In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for the Company as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets,", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R. "Business Combinations". SFAS No. 141R replaces SFAS No. 141 and accounting for identifiable assets acquired, liabilities assumed, and non controlling interests in business combinations. SFAS No. 141R is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 141R will have on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 141R. "Business Combinations". SFAS No. 141R replaces SFAS No. 141 and accounting for identifiable assets acquired, liabilities assumed, and non controlling interests in business combinations. SFAS No. 141R is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 141R will have on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements." SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company SFAS No. 160 is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 160 will have on its results of operations, financial position, or cash flows. In June 2007, the FASB Emerging Issues Task Force issued EITF No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company's excess tax benefit pool, as defined under SFAS No. 123R. EITF 06-11 is effective for the Company in the first quarter of fiscal 2009. The

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

Company is currently assessing the impact that EITF 06-11 will have on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS Mp/ 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

159 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company in the first quarter of fiscal 2008. The Company is currently assessing the impact, if any that SFAS No. 157 will have on its results of operations or financial position. I

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2008, the Company had incurred cumulative losses of $17,653,240. As of December 31, 2008, the Company has negative working capital of $2,177,424.

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

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

The result of the above acquisition resulted in the Company recording goodwill in the amount of $975,000. The Company believes that there was no impairment of Goodwill as of December 31, 2008.

NOTE 4 - PROPERTY AND EQUIPMENT
As of December 31, 2008 and December 31, 2007, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                    Estimated
                                      Useful             2008              2007
                                   life (years)         Amount            Amount
                                  --------------    --------------    --------------
Furniture and fixtures                  5           $       32,174            13,320
Leasehold improvements                  3                   10,423            10,423
Equipment                               5                  245,955           196,900
                                                    --------------
                                                           288,552           260,643
Less accumulated depreciation                              109,527            87,084
                                                    --------------------------------

                                                    $      179,025    $      133,559
                                                    ================================

Depreciation expense for the years ended December 31, 2008 and 2007 was $22,443 and $34,860, respectively. Amounts include amortization expense associated with equipment under capital leases.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2008, accounts payable and accrued expenses totaled $403,277.

NOTE 6 - LOAN PAYABLE - RELATED PARTIES

The Company, as of December 31, 2008, has loans due to four of its employees/shareholders in the amount of $1,002,998. These loans are payable on demand and are non-interest bearing.

NOTE 7 - NOTE PAYABLE

The Company purchased 130,000,000 shares of Anywhere MD, Inc.'s stock from the majority shareholder of Anywhere MD., Inc. in exchange for a note in the amount of $875,000. As of December 31, 2008 $701,145 was due on demand. This note is non-interest bearing.

NOTE 8 - CAPITAL LEASE PAYABLE

                                                                                            2008
Notes payable to a finance company, due in monthly installments of $540, including principal, sales tax & interest at 8.5% through 2009, collateralized by certain equipment.
                                                                                  $        5,500
Less current portion                                                                      (5.500)
                                                                                   -------------
Long - term debt                                                                  $            0
                                                                                  ==============
The aggregate maturities of long - term debt at December 31, 2008 are as follows:
December 31, 2008                                                                 $            0

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' EQUITY

     a) For the year ended December 31, 2008, the Company entered into subscription agreements for private placements in the amount of $490,000 to purchase 971,593 shares of the Company's Class A Common stock. As of December 31, 2008, the balance due under the subscription agreements was $300,000, which has been shown as a reduction in equity on the Statement of Stockholders' Deficit.

     b) For the year ended December 31, 2008, the Company issued 2,407,000 shares of the Company's stock in exchange for consulting services. The shares were valued at the closing price of the Company's common shares on the date of the agreement.

     c) For the year ended December 31, 2008, three employees exercised options to purchase 117,639 shares of the Company's stock for $35,292.

     d) The Company has employment agreements with three individuals. The individuals serve as the Company's Chief Executive Officer, Chief Financial Officer/Executive Vice President and Chief Technical Officer. The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company's restricted common stock in lieu of cash compensation. The three individuals received a 20% raise for 2008, resulting in cash compensation of $391,679 and agreed to accept 2,879,999 shares of the Company's common stock. The executives also received an option to purchase 1,000,000 shares of the Company's common stock. The exercise price of the options shall be the fair value market value of the common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term. The vesting period is accelerated in the event of a change in control of the Company.

     e) For the year ended December 31, 2008 $391,680, was charged to operations for the above mentioned employment agreement.

     f) For the year ended December 31, 2007, the Company entered into subscription agreements for private placements in the amount of $1,127,831 to purchase 4,956,876 shares of the Company's stock. As of December 31, 2007, the balance due under the subscription agreements was $100,000, which has been shown as a reduction in equity on the Statement of Stockholders' Deficit. This remaining balance due represents approximately 439,000 shares.

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

     g) For the year ended December 31, 2007, the Company issued 50,000 shares of the Company's stock in exchange for consulting services. The shares were valued at the closing price of the Company's common shares on the date of the agreement.

     h) For the year ended December 31, 2007, the Company issued options to consultants to purchase 540,000 shares of the Company's common stock. The exercise price of the options ranged from $.30 to $.64 per share. The options expire in two years and have a two year vesting period during which will be forfeited if the employee is terminated. For the year ended December 31, 2007, $176,326 was charged to operations for the above-mentioned transaction.

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

     i) In the first quarter of 2007, two stockholders exercised their options to purchase 1,480,000 shares of the Company's stock for $251,600.

     j) The following is a summary of the stock options outstanding during the year ended December 31, 2007 and 2006.

                                                              2008         2007
                                                        ----------   ----------
Stock options outstanding, beginning of year             1,550,000    1,490,000
Stock options granted during the year                    1,000,000    1,540,000
Stock options exercised during the year                   (117,989)  (1,480,000)
Stock options canceled                                     (87,011)           0
                                                        ----------   ----------
Stock options outstanding, end of year                   2,345,000    1,550,000
                                                        ==========   ==========

     k) Deferred charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company's common shares. Such charges were being shown as a reduction of the Company's stockholders' equity in the accompanying Consolidated Statement of Stockholders' Equity and were amortized over the period of the services rendered.

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

Note 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

                                                          2008            2007
                                                  ------------    ------------
Current:
   Federal and state                              $          0    $          0
                                                  ------------    ------------
Deferred:
   Federal and state                              $ (1,746,308)   $ (1,510,967)
                                                  ------------    ------------
  Benefit from the operating
      loss carryforward                           $  1,746,308    $  1,510,967
                                                  ------------    ------------
   Benefit for income taxes, net                  $          0    $          0
                                                  ============    ============

Note 11 - INCOME TAXES (continued)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                          2008            2007
                                                  ------------    ------------
Statutory federal income tax rate                         34.0%           34.0%
State income taxes                                         6.0%            6.0%
Valuation allowance                                      (40.0)%         (40.0)%
                                                  ------------    ------------
Effective tax rate                                        (0.0)%          (0.0)%
                                                  ============    ============

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

The Company has a net operating loss carryforward of approximately $17,094,371 available to offset future taxable income through 2020. The Company made a 100% valuation allowance at December 31, 2008.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
In June 2007 the company entered into a rental lease agreement in Atascedero, California. The lease expires on August 27, 2012. Minimum annual lease commitments are as follows:

              Year ended December 31,
                              2009                                $     54,990
                              2010                                      54,990
                              2011                                      54,990
                              2012                                      36,660

The Company's rental lease in Ronkonkoma, New York expires on February 31, 2014. Minimum annual lease commitments are as follows:

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------

              Year ended December 31,
                              2009                                      64,750
                              2010                                      80,780
                              2011                                      84,486
                              2012                                      88,184
                              2013                                      91,880
                              2014                                      15,416

Anywhere MD and MedLink are delinquent in filing their sales tax and payroll tax returns and New York State has filed a judgment against MedLink USA.

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

         During the period ending September 30th, 2008, the Company did not retain Farber Blicht Eyerman & Herzog LLP ("FBEH"), the Company's primary accounting firm, not the Company's Independent Auditor. There were no disagreements of any matter of accounting principles or practices or financial statement disclosure with FBEH. The change was made to reduce professional service fees in conjunction with the Company's decision to bring primary accounting functions and preparations internally.

         During the two most recent fiscal years and the interim periods through December 31, 2008, there were no disagreements with Jewett Schwartz, Wolfe & Associates ("JSWA"), the independent auditor of the Company, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of "JSWA" would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term is described in Item 304(a)(1)(iv) of Regulation S-B.

Item 9A(T). Controls and Procedures
-----------------------------------

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of December 31, 2008, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

       Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008.

       Consequently, we lack the controls and procedures that would be appropriate for a public reporting company of our size and stature.

       As a result of the material weaknesses described below, our management concluded that as of December 31, 2008 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control--Integrated Framework, issued by COSO.

       As of December 31, 2008, the Company had yet to become compliant with SOX 404 and maintain effective internal controls; however, the progress of the Company's remedial measures is detailed below. The Company expects to be compliant by the end of 2009.

       A "material weakness" is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A "significant deficiency" is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

       At December 31, 2008, and as of that date, management has identified the following material weaknesses in our internal control over financial reporting, and has proposed the following plan of implementation with respect to each material weakness:

       o Weakness: The Company's board of directors has yet to pass a formal resolution to put in place a strategic plan and framework in order to comply with the regulations placed on issuers concerning internal controls.

Implementation Plan: The board of directors intends to pass a resolution to adopt the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) Framework which provides for a structure to establish a control environment, risk assessment, control activities, information and communication, and monitoring of effective internal controls. The board also intends that the Chief Executive Officer shall be made to take ultimate ownership of establishing an effective internal control system.

       As of December 31, 2008, the Company had not yet passed a formal resolution, however, Board has instructed Mr. James Rose, to take charge of the implementation of a system of an internal control system that will ultimately meet the goal of compliance with SOX 404 Act. The Company notes that, Board Members and Senior Financial Officers, their expertise in US financial reporting standards and related internal controls that, has never been evaluated. The Company anticipates hiring more professionals/consultants with experience in SOX 404 to enable the Company to effectively address this issue.

       o Weakness: The Company lacks a comprehensive Code of Ethics that is applicable to the entire Company including officers, employees, and directors.

Implementation Plan: The Company intends to adopt a formal Code of Ethics that will communicated to all personnel at all levels of the organization, and that senior management will be held to a standard that they will be responsible to encourage an environment that promotes ethical behavior and discourages both the necessity of, and the opportunities to act unethically.

       As of December 31, 2008, the Company has not adopted a formal code of ethics. The Company intends to adopt and distribute this Code of Ethics to relevant employees, and to hold discussions with such employees as to how it applies.

       o Weakness: The Company lacks a guideline that specifically states the objective and core functions of the Company so that there is no ambiguity to all members of the organization as to what type of business transactions the Company should be conducting. This guideline should also be reviewed on regular basis by management and the Board of Directors in order to address the ever changing business environment and the demands of the market.

Implementation Plan: Management intends to prepare a guideline that the board of directors will review and adopt.

       As of December 31, 2008 the Board of Directors and management have written and adopted a formal guideline that defines the Company's core business lines and how to grow within these lines of business on a five year basis. The Company, however, has yet to provide evidence that the Company has complied with such guideline.

       o Weakness: The Company accounting department is currently understaffed and lacks personnel with expertise in US GAAP and SEC reporting standards.

Implementation Plan: The Company is currently in the hiring process for staff accountants to fulfill the demands and rigors of being a US public reporting company. The Company will also provide training to existing employees on the requirements of US GAAP and SEC Reporting standards.

       As of December 31, 2008 the Company has a Chief Financial Officer, however as of the date of this report, the Company continues to be in pursuit of a senior financial reporting officer knowledgeable in US GAAP and SEC Reporting standards. The Company's previous attempts to fill this role have not resulted in long term fit for the Company and its needs. Upon hiring of a senior financial reporting officer, that individual could further hire and train personnel as needed. The Company intends to retain a recruiting firm to help with filling this role.

       o Weakness: The Company does not have an internal audit function and department.

Implementation Plan: The Company will establish an internal audit department.

       As of December 31, 2008 the Company has not yet created an internal audit department. The planning of this new department is currently under evaluation, and has yet to be determined.

       o Weakness: The Company does not have a standardized and unified Enterprise Resource Planning Software (ERP). The Company's accounting systems are disparate and sometimes manual in nature which makes them neither scalable nor efficient for financial reporting purposes and management decision making needs.

Implementation Plan: The Company will review its current ERP systems and consider the need to either purchase a new package or revise the functionality and deployment of its current systems.

         As of December 31, 2008, the Company had issued requests for proposals for ERP systems that will meet the growing needs of the Company. Upon receipt and acceptance of the appropriate bid, the Company expects that a system will be fully implemented by the end of 2009.

       This report does not specifically detail all possible material weaknesses of the Company that may lead to material misstatements in the Company's financial statements. However, we believe the foregoing report serves as a valuable evaluation of the current status of the Company's internal controls.

       Any one of the material weaknesses described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim Consolidated Financial Statements that might not be prevented or detected. As a result, management has determined that each of the control deficiencies discussed above constitutes a material weakness.

       Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 which is still considered to still have material weaknesses has been reviewed by Jewett Schwartz Wolfe & Associates., our independent registered public accounting firm.

      The Company plans to take steps to address these deficiencies. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 1, 2008.

                                    Part III
                                    --------

Item 10. Directors, Executive Officers, and Corporate Governance
----------------------------------------------------------------

Directors, Executive Officers, Promoters and Control Persons

         The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                       Age      Position                                    Director or Officer Since
----                       ---      --------                                    -------------------------
Ray Vuono                  43       Chief Executive Officer,                    January 1, 2004
                                    President and Chairman
                                    of the Board

Konrad Kim                 37       Director and                                October 1, 2000
                                    Chief Technology Officer

Dr. Michael Carvo          56       Director                                    January 1, 2002

James Rose                 30       Chief Financial Officer and                 January 1, 2004
                                    Executive Vice President

James Decker               44       Executive Vice President of Sales           July 1, 2006

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

Dr. Michael Carvo, Director

Dr. Michael Carvo has been a member of the Company's board of directors since January 1, 2002. Dr. Michael Carvo is a family physician, who has been practicing out of Farmingdale, Long Island for over twenty years. Dr. Carvo became involved with MedLink in 1995, when it was a medical answering service called Communications 2001. Dr. Carvo brings the experience and expertise of a functioning, private practitioner to MedLink USA, which allows the company to meet the needs of a modern medical office.

Family Relationships

         There are no family relationships among the Directors or Officers.

Compliance with Section 16(a) of the Exchange Act

         Not applicable.

Item 11. Executive Compensation
-------------------------------

         The following compensation was paid to the Company's Chief Executive Officer and other officers during the periods indicated:

                                       SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Long Term Compensation
----------------------------------------------------------------------------------------------------------------------------
                                                     Annual Compensation              Awards            Payouts
----------------------------------------------------------------------------------------------------------------------------
                                                                               Restricted   Securities
                                                                Other Annual     Stock      Underlying    LTIP    All Other
                                                                Compensation    Award(s)   Options/SARs  Payout Compensation
Name and Principal Position        Year   Salary ($)  Bonus ($)     ($)          (#)           (#)         ($)       ($)
----------------------------------------------------------------------------------------------------------------------------
Ray Vuono, CEO (1)                 2008     $ 4,290       $0          $0        1,376,471     480,000
                                   2007     $10,725       $0          $0        1,147,059     480,000
                                   2006     $     0       $0          $0          955,483     480,000

Jameson Rose, CFO (2)              2008     $ 4,290       $0          $0        1,164,705     400,000
                                   2007     $10,725       $0          $0          970,588     400,000
                                   2006     $     0       $0          $0          808,824     400,000

Konrad Kim, CTO (3)                2008     $ 4,290       $0          $0          338,823     120,000
                                   2007     $10,725       $0          $0          282,353     120,000
                                   2006     $     0       $0          $0          235,295     120,000
----------------------------------------------------------------------------------------------------------------------------

     (1) Mr. Vuono received minimal cash payments at the minimum wage rate to qualify for the Company's health benefits during the year ended December, 31, 2007 and 2008, but did receive 2,523,530 shares of common stock as payment in those years, in lieu of salary.

     (2) Mr. Rose received minimal cash payments at the minimum wage rate to qualify for the Company's health benefits during the year ended December, 31, 2007 and 2008, but did receive 2,135,293 shares of common stock as payment in those years, in lieu of salary.

     (3) Mr. Kim received minimal cash payments at the minimum wage rate to qualify for the Company's health benefits during the year ended December, 31, 2007 and 2008, but did receive 621,176 shares of common stock as payment in those years, in lieu of salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

Security Ownership of Certain Beneficial Owners

         The following table sets forth information furnished to the Company with respect to the beneficial ownership of our common stock by each executive officer and director named below, by all directors and executive officers as a group and by anyone know to the Company to beneficially own more than 5% of the Company's securities, each as of March 31, 2009. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

                                                                        Amount and
                                    Name and                            Nature of
Title of Class             Address of Beneficial Owner            Beneficial Ownership        Percent of Class
-----------------------------------------------------------------------------------------------------------------
$.001 par (1)              Ray Vuono                                    7,306,813                     21.87%
value per                  1 Roebling Court
share                      Ronkonkoma, New York 11779
common

$.001 par (2)              Jameson Rose                                 6,298,797                     18.85%
value per                  1 Roebling Court
share                      Ronkonkoma, New York 11779
common

$.001 par                  Jerry Bermensolo                             4,144,778                     12.41%
value per                  1087 W. River St, Suite 280
share                      Boise, ID 83702
common


$.001 par (3)              Konrad Kim                                   1,823,055                      5.46%
value per                  1 Roebling Court
share                      Ronkonkoma, New York 11779
common

$.001 par                  Dr. Michael Carvo, Director                    472,676                      1.41%
value per                  1 Roebling Court
share                      Ronkonkoma, New York 11779
common

All officers and
directors as a group      (four persons) (1)-(4)                       15,901,341                     47.60%

(1) Includes 1,440,000 shares issuable upon the exercise of options granted to Mr. Vuono pursuant to Mr. Vuono's employment agreement.

(2) Includes 1,200,000 shares issuable upon the exercise of options granted to Mr. Rose pursuant to his employment agreement.

(3) Includes 360,000 shares issuable upon the exercise of options granted to Mr. Kim pursuant to his employment agreement.

Item 13. Certain Relationships and Related Transactions, and Director
---------------------------------------------------------------------
Independence.
-------------

         On an ongoing basis Ray Vuono and James Rose, our Chief Executive Officer and Chairman of the Board and James Rose, our Chief Financial Officer, have provided the Company with interim financing, which we repay when funds are available. We do not pay any interest on the money loaned to us by Mr. Vuono or Mr. Rose.

         We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Board Determination of Independence

         Our board of directors has determined that Dr. Michael Carvo is "independent" as that term is defined by the National Association of Securities Dealers Automated Quotations ("NASDAQ"), but that neither Ray Vuono nor Konrad Kim can be deemed "independent" in light of their employment as executive officers of the Company.

Item 14. Principal Accountant Fees and Services.
------------------------------------------------

Audit Fees

         The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $37,500 and $37,500, respectively.

                                            2008              2007
                                            ----              ----

              Audit Related Fees            $35,000           $37,500
              Tax Fees                      $ 2,965           $ 2,965
              All Other Fees
              Out-of-Pocket Expenses

                  Total                     $37,965           $40,465

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules
------------------------------------------------

SEC Ref. No.      Title of Document
-----------       -----------------
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

(10) Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

By:        /s/ Ray Vuono                                                         Dated: April 14, 2009
           -------------                                                         ---------------------
           Ray Vuono, Chief Executive Officer and President

By:        /s/ Konrad Kim                                                        Dated: April 14, 2009
           ----------------
           Konrad Kim, Director

By:        /s/ Dr. Michael Carvo                                                 Dated: April 14, 2009
           ----------------------
           Director

By:        /s/ Jameson Rose                                                      Dated: April 14, 2009
           ------------------
           Vice President and Principal Financial Officer

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS*

         There were no annual reports to security holders covering the registrant's last fiscal year.

* The proxy materials furnished to the Commission shall not be considered to be "filed" or subject to the liabilities of Section 18 of the Exchange Act.