Form 10-K/A
period 2008-12-31
MEDLINK INTERNATIONAL, INC.
filed 2009-04-16
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to
                                    FORM 10-K


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

   Large accelerated filer [ ]                    Accelerated filer         [ ]
   Non-accelerated filer   [ ]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

         MedLink International, Inc. revenues from continuing operations for the fiscal year ended December 31, 2008 were $480,609.

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

Regional Health Information Organization (RHIO)

         Since realizing 2008 CCHIT certification the Company has qualified and been approached by numerous RHIO's to submit RFQ's. Currently the MedLink EHR and its related services are finalists for the E-Health Network of Long Island RHIO, Long Island Information Exchange (LIPIX) and Interboro RHIO. The Company expects decisions from these RHIO's and other RHIO's over the course of the 2nd quarter of 2009.

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

Item 6. Selected Financial Data
-------------------------------

The financial statements of the Company appear under Item 8 of this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operation
------------

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

RESULTS OF OPERATIONS
---------------------

      The Company's revenues from continuing operations for the year ended December 31, 2008 and 2007 were $480,609 and $280,022, respectively. The increase in revenue is primarily attributable to sales of the MedLink Total Office EHR.

      Expenses for the fiscal year ended December 31, 2008 and 2007 were $4,824,443 and $2,809,908, respectively. The increase in 2008 is primarily attributable to increased stock based compensation expenses associated primarily with consultants and healthcare legal advisors, the hiring of additional customer support personnel, and increased marketing activities.

      The Company had net losses of $(4,365,769) and $(2,462,829) in the fiscal years ended December 31, 2008 and December 31, 2007, respectively. The increase in net losses resulted primarily from an increase in operating expenses due to increased stock based compensation expenses.

Liquidity and Capital Resources

      At December 31, 2008, the Company had a working capital deficiency of $(2,177,424). While the Company believes revenue that will be earned from the sales of the MedLink EHR, AutoDoc and will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
-------------------------------------------
Hollywood, Florida
April 15, 2009

MEDLINK INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007
--------------------------------------------------------------------------------

ASSETS
                                                                    For the years ended
                                                                        December 31,
                                                                  -----------------------
                                                                     2008          2007
                                                                  ----------   ----------
CURRENT ASSETS:
   Cash                                                                             2,762
   Accounts Receivable                                            $   20,731            -
   Due from related party                                                         39,3972
   Inventory                                                           2,818            -
   Deposits                                                            9,165
                                                                  ----------   ----------

     Total current assets                                             32,714       42,134
                                                                  ----------
Office equipment (at cost) net of accumulated depreciation           179,025      133,559
Intangible asset (at cost), net of accumulated amortization           40,450       41,538
Goodwill                                                             975,000      975,000
Security deposit                                                       5,400        5,400
Other assets                                                          20,438            -
                                                                  ----------   ----------

                                                                  $1,253,027   $1,197,631
                                                                  ==========   ==========

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDLINK INTERNATIONAL INC.

DECEMBER 31, 2008 and 2007
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                          For the years ended
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2008            2007
                                                                                      ------------    ------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $    403,277         427,683
   Bank Overdraft                                                                           26,834               -
   Deferred revenue                                                                         70,384          64,884
   Current portion of capitalized lease payable                                              5,500           5,500
   Note payable                                                                            701,145         623,437
   Loans payable - related parties                                                       1,002,988         533,922
                                                                                      ------------    ------------
   Lease payable                                                                                 -           2,750

     Total current liabilities                                                           2,210,138       1,658,176
                                                                                      ------------    ------------

Stockholders' Deficit:
   Preferred stock $.001 par value; 5,000,000 shares authorized: none issued
   Common stock Class A $.001 par value; authorized 150,000,000 shares; 26947,333 and 20,371,822 shares issued and outstanding as of
   December 31, 2008 and 2007                                                               26,947          20,372
   Class B $.001 par value; authorized 50,000,000; 5,361,876 issued
    and outstanding as of December 31, 2008 and 2007                                         5,362           5,362
Subscription receivable                                                                   (300,000)       (100,000)
Deferred charges                                                                                 -         (40,138)
Additional paid-in capital                                                              17,094,371      13,071,881
Accumulated deficit                                                                    (17,653,240)    (13,287,471)

Treasury stock, at cost                                                                   (130,551)       (130,551)
                                                                                      ------------    ------------

Total stockholders' deficit                                                               (957,111)       (460,545)
                                                                                      ------------    ------------

                                                                                      $  1,253,027    $  1,197,631
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax return. FIN 48 and related interpretations are effective for the Company in the first quarter of fiscal 2007. The Company's adoption of FIN 48 had no material effect on its consolidated financial statements.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - GOODWILL (continued)

The result of the above acquisition resulted in the Company recording goodwill in the amount of $975,000. The Company believes that there was no impairment of Goodwill as of December 31, 2008.

NOTE 4 - PROPERTY AND EQUIPMENT
As of December 31, 2008 and December 31, 2007, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                    Estimated
                                      Useful             2008              2007
                                   life (years)         Amount            Amount
                                  --------------    --------------    --------------
Furniture and fixtures                  5           $       32,174            13,320
Leasehold improvements                  3                   10,423            10,423
Equipment                               5                  245,955           196,900
                                                    --------------
                                                           288,552           260,643
Less accumulated depreciation                              109,527            87,084
                                                    --------------    --------------
                                                    $      179,025    $      133,559
                                                    ==============    ==============

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

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------
NOTE 9 - STOCKHOLDERS' EQUITY (continued)

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

Note 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

MEDLINK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

December 31, 2008
--------------------------------------------------------------------------------
Note 11 - INCOME TAXES (continued)

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

MEDLINK INTERNATIONAL, INC.

By:        /s/ Ray Vuono                                                         Dated: April 16, 2009
           -------------
           Ray Vuono, Chief Executive Officer and President

By:        /s/ Konrad Kim                                                        Dated: April 16, 2009
           ----------------
           Konrad Kim, Director

By:        /s/ Dr. Michael Carvo                                                 Dated: April 16, 2009
           ----------------------
           Director

By:        /s/ Jameson Rose                                                      Dated: April 16, 2009
           ------------------
           Vice President and Principal Financial Officer

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS*

         There were no annual reports to security holders covering the registrant's last fiscal year.

* The proxy materials furnished to the Commission shall not be considered to be "filed" or subject to the liabilities of Section 18 of the Exchange Act.