Form 10-Q
period 2009-03-31
MEDLINK INTERNATIONAL, INC.
filed 2009-05-20
CIK 225501

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

1 Roebling Court, Ronkonkoma, NY 11779

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 15, 2009 there were 26,947,333 Class A and 5,361876 Class B shares outstanding.

MEDLINK INTERNATIONAL, INC.

FORM 10-Q

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008 (audited)	1

Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2009 and 2008 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls & Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Default Upon Senior Securities	23

Item 4. Submission of Matters To a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

SIGNATURES	24

  Section 302 Certification of Chief Executive Officer

  Section 302 Certification Chief Financial Officer

  Section 906 Certification Chief Executive Officer

  Section 906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDLINK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS                               March 31,         December 31,

                                                                                       2009                      2008

                                                                                                                    (unaudited)

Current assets:

   Cash                                                                                                                         699

   Accounts Receivable                                                                                    $     45,359                  20,371

   Due from related party                                                                                                                   39,3972

    Inventory                                                                                                               2,818                    2,818

   Deposits                                                                                                                 9,165                     9,165

   Due from related parties                                                                                       (350)

      Total current assets                                                                                           57,691                  32,714

Office equipment (at cost) net of accumulated depreciation                                  149,820               179,025

Intangible asset (at cost), net of accumulated amortization                                     38,365                40,450

Goodwil                                                                                                                 921,079               975,000

Security deposit                                                                                                      18,350                    5,400

Other assets                                                                                                           24,138                  20,438

                                                                                                                        $1,209,443          $1,253,027

MEDLINK INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

_________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS’ DEFICIT

                                                                                                              March 31          December 31,

                                                                                       2009                     2008

                                                                                                                    (unaudited)

Current liabilities:

    Accounts payable and accrued expenses $   427,035                        403,277

   Bank Overdraft -  26,834

    Deferred revenue 70,384   70,384

   Current portion of capitalized lease payable 5,500                            5,500

    Note payable 662,751                        701,145

    Loans payable – related parties      1,046,569                     1,002,988

     Total current liabilities   2,212,239                   2,210,138

Total liabilities   2,212,239                   2,210,138

  Stockholders’ Deficit:

    Preferred stock $.001 par value; 5,000,000 shares authorized:

       none issued

    Common stock Class A $.001 par value; authorized 150,000,000 shares;

    26,947,333 and 20,371,822 shares issued and outstanding as of

    March 31, 2009 and December 31, 2008 26,947                        26,947

    Common Stock Class B $.001 par value; authorized 50,000,000;

   5,361,876 issued and outstanding as of

    March 31, 2009 andDecember 31, 2008       5,362                          5,362

Subscription receivable (300,000)                  (300,000)

Deferred charges -                     -Additional paid-in capital 17,435,216                 17,094,371

Accumulated deficit (18,039,770)            (17,653,240)

Treasury stock, at cost     (130,551)                  (130,551)

Total stockholders’ deficit     (1,002,796)                  (957,111)

Total stockholders’ liabilities and stockholder equity $  1,209,443              $  1,253,027

MEDLINK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) AND 2008

  ___________________________________________________________________________________

                                                                                     For the three months ended

                                                                                             March 31,

                                                                                      2009                       2008

Revenues

   Sales  $     144,187 $     138,461

Cost of Revenues         3,084                                 -

   Gross Profit        141,103                     138,461

Operating expenses:

    General and administrative expenses 507,564 832,849

   Depreciation and amortization         20,070         10,070

         527,634  842,919

Net loss $(386,531) $(704,458)

Basic and diluted loss per share (Class A) $          (.01) $            (.03)

Basic and diluted loss per share (Class B) $          (.07) $            (.13)

Weighted average number of basic

  shares outstanding (Class A)  26,947,333  23,631,745

Weighted average number of basic

  shares outstanding (Class B)    5,361,876         5,361,876

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) AND 2008

__________________________________________________________________________________

                                                                                                                       2009                     2008

Cash flows from operating activities:

Net loss  $(386,531) $(704,458)

Adjustments to reconcile net loss to

  cash flows used in operating activities:

    Minority interest   (95,920)

    Depreciation  20,070 10,070

    Amortization of deferred charges  2,085 156,606

    Share based compensation   340,845 -

        Inventory  (2,818) -

    Deposits  (12,950) -

    Accounts receivable  (24,628) (18,319)

    Accrued expense and other current liabilities        23,758      46,185

    Other Assets        (3,700)

Net Cash used in operating activities        (41,051)    (288,379)

Cash flows from investing activities:

Purchase of fixed assets  (898) (7,048)

  Adjustment of net fixed assets  10,033 -

Writedown of Goodwill                53,922       _____

Cash flows used in investing activities      (63,057)    (7,048)

Cash flows from financing activities:

  Issuance of common stock  -   280,000

  Repayment of loans  (38,394) (2,800)

  Advances from officers/shareholders        43,921     15,465

Net cash flows provided by financing activities       5,527      292,665

Net increase (decrease) in cash  27,553   (2,762)

Cash – at beg of period   $           (26,834)  $              0

Cash - at end of period   $              699  $              0

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) AND 2008

__________________________________________________________________________________

                                                                                                                         2009                         2008

Supplemental disclosures of cash flows information:

  Cash paid during the year for:

    Interest  $        0 $       0

    Income taxes  $        0 $       0

MEDLINK INTERNATIONAL INC.

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED)

__________________________________________________________________________________

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MedLink International Inc. (the “Company”) is a healthcare information enterprise system business focused on the physician sector.  The Company is in the business of selling, implementing and supporting software solutions that provide healthcare providers with secure access to clinical, administrative and financial data in real-time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare services.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The accompanying interim unaudited  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and the cash flows for the three months ended March 31, 2009 and 2008, have been included.

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

MEDLINK INTERNATIONAL INC.

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009 (UNAUDITED)

__________________________________________________________________________________

Depreciation and Amortization

Property and equipment are recorded at cost.  Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years.  Maintenance and repairs are charged to operations as incurred.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis.   In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Goodwill and Intangible Assets

The Company accounts for its goodwill and intangible assets pursuant to Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets". Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with  indefinite  lives  are  evaluated  at least  annually  for  impairment  by comparing the asset's  estimated  fair value with its carrying  value,  based on cash flow methodology.

The Company’s intangible assets including goodwill are subject to impairment testing in the event of certain indicators.  Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value.  The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

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

MEDLINK INTERNATIONAL INC.

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009 (UNAUDITED)

__________________________________________________________________________________

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Under SFAS 109 “Accounting for Income Taxes”, the Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset.

The Company also considers FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” when determing the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax return.  There were no uncertain tax positions expected to be taken by the Company as of March 31, 2009.

Net Loss Per Share

Net loss per share, in accordance with the provisions of SFAS 128, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements" which established that revenue can be recognized when persuasive evidence of an arrangement exists, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

The Company derives its revenue from primarily from the sale and support of its proprietary software the MedLink TotalOffice EHR, and Autdoc through its Anywhere MD subsidiary. Revenue that is derived from the sale of software and related products, is recognized in the period in the sale occurred. Revenue that is derived from technical support contracts is recognized as revenue ratably over the term of the contract. Amounts received toward technical support contracts that are not considered earned are recorded as deferred revenues on the balance sheet. Deferred revenue balances at March 31, 2009 and 2008 were $70,384 and $64,884.

MEDLINK INTERNATIONAL INC.

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009 (UNAUDITED)

__________________________________________________________________________________

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company does not anticipate a material effect upon its consolidated financial statements as a result of its adoption of FSP FAS 142-3.

.

In December 2007, the FASB issued SFAS No. 141R. “Business Combinations”. SFAS No. 141R replaces SFAS No. 141 and accounting for identifiable assets acquired, liabilities assumed, and non controlling interests in business combinations.  SFAS No. 141R is effective for the Company in the first quarter of fiscal 2009.  The Company’s adoption of SFAS 141R did not have a material impact upon the Company’s consolidated financial statements as of March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company SFAS No. 160 is effective for the Company in the first quarter of fiscal 2009.  The Company is currently assessing the impact that SFAS No. 160 will have on its results of operations, financial position, or cash flows.

Company in the first quarter of fiscal 2009.  The Company is currently assessing the impact that EITF 06-11 will have on its results of operations, financial position, or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business.  Through March 31, 2009, the Company had incurred cumulative losses of approximately $17,653,240.  As of March 31, 2009, the Company has negative working capital of approximately $1,453,132.

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

MEDLINK INTERNATIONAL INC.

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009 (UNAUDITED)

__________________________________________________________________________________

NOTE 3 - PROPERTY AND EQUIPMENT

As of March 31, 2009, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                     Estimated

       Useful

                                                                                                    life (years)               Amount

      Furniture and fixtures 5  $ 13,320

      Leasehold improvements 3  10,423

      Equipment 5   220,754

                              244,497

      Less accumulated depreciation     79,076

                              $145,689

Depreciation expense for the periods ended March 31, 2009 and 2008 was $9,527 and $8,264, respectively.  Amounts include amortization expense associated with equipment under capital leases.

NOTE 4 - LOAN PAYABLE - RELATED PARTIES

      The Company, as of March 31, 2009, has loans due to four of its employees/shareholders in the amount of $1,046,569.  These loans are payable on demand and are non-interest bearing.

NOTE 5 – NOTE PAYABLE

      The Company purchased 130,000,000 shares of Anywhere MD, Inc.’s stock from the majority shareholder of Anywhere MD., Inc. in exchange for a note in the amount of $875,000.  As of December 31, 2008 $514,825 was due on demand.  This note is non-interest bearing.

MEDLINK INTERNATIONAL INC.

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009 (UNAUDITED)

__________________________________________________________________________________

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In February 2009 the company entered into a rental lease agreement for its corporate headquarters in Ronkonkoma, New York which expires on February 28, 2014.

Minimum annual lease commitments are as follows:

      Year ended December 31,

      2009                                                   $64,750

      2010  80,780

      2011  84,486

      2012  88,184

      2013  91,880

      2014  15,416

In June 2007 the company entered into a rental lease agreement in Atascadero, California. The lease expires on August 27, 2012.

Minimum annual lease commitments are as follows:

      Year ended December 31,

      2009 $54,990

      2010 54,990

      2011 54,990

      2012 36,660

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

The information in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than those statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of MedLink International, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2008 as filed on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Introduction

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. This was an important event for MedLink and the health information technology industry in general because a portion of ARRA known as the HITECH Act provides financial incentives for hospitals and doctors that are “meaningful EHR users,” which includes use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services.

The HITECH Act provides the potential for aggregate payments over a period of approximately four or five years of $44,000 to qualifying physicians. These are significant sums for many of those qualified to receive them, particularly in what is otherwise a challenging economic environment, and have provided a strong incentive for many hospitals and doctors to consider implementing HIT systems. We have noticed some increased interest in our offerings in response to this stimulus and we are hopeful that as the regulations to be implemented pursuant to the HITECH Act are written and the practical parameters of these programs come into focus, we will share in a demonstrable increase in market activity.

The realization of 2008 CCHIT certification was extremely significant for the company, putting the company on par from a product functionality stand point with market leaders such as Allscripts, McKesson, Quality Systems, NextGen and E-ClinicalWorks.  CCHIT Certification has resulted in increased business developments opportunities to the Company that previously weren’t available to due the lack of certification.  Primarily the opportunity to work with Regional Health Information Organizations (RHIO’s) that are regional non-for-profit organizations generally funded through state healthcare IT initiatives, which support financially the medical community in the advancement of Healthcare IT through the adoption of Electronic Health Records.

Recent Business Developments

Zwanger-Pesiri Radiology

      In March of 2009, MedLink signed an agreement with Zwanger-Pesiri Radiology (“Zwanger”), an Imaging group that operates eight (8) diagnostic imaging centers in New York to provide referring providers of Zwanger the MedLink EHR Lite.  Under the terms of the agreement Zwanger will pay to MedLink on average $1,500 annually in integration fee’s per physician user of the MedLink EHR Lite for MedLink to deliver Zwanger DICOM studies and related reports.  Zwanger and MedLink are working together alongside some regional labs to roll-out an aggressive marketing plan to distribute the EHR Lite.  With more than 5,000+ Zwanger referring physicians on Long Island, MedLink expects significant revenue and penetration into the Long Island market in the 2nd half of 2009.

Clinical Laboratory Management

In April of 2009, MedLink signed an agrreement with Clinical Laboratory Management, Inc. (“CLM”), a regional ancillary provider of Lab services in 5 states – New Jersey, New York, Pennsylvania , Delaware, Maryland.   Under the terms of the Agreement, CLM will assist their physicians in subsidizing the cost of the MedLink TotalOffice EHR under the guidelines of satisfying the electronic health record (“EHR”) Stark exception and the EHR anti-kickback safeharbor. CLM and MedLink will work together to inform physicians on the provisions available under HITECH, 2009 stimulus plan and under the 2003 Medicare Modernization Act (MMA).   Providers may qualify for participating in the 2% e-prescription incentives and other incentives for Center for Medicare Services (CMS) - (PQRI) quality reporting, which in most cases should more than subsidize the additional costs of the TotalOffice EHR to physicians.  CLM will also be deploying the MedLink EHR Lite to its referring physicians to facilitate the ordering and retrieval of lab results.  CLM under the terms of the agreement will pay to MedLink upto $1,200 annually per physician user of the MedLink EHR Lite and TotalOffice for integration fee’s.

Enzo Clinical Labs

In May of 2009, MedLink entered into an agreement with Enzo Clinical Labs (“Enzo”), a regional provider of medical laboratory services with more than 7,000 referring provider users in the tri-state area.  Terms of the agreement are similar to the agreement with CLM, whereby Enzo will distribute the MedLink TotalOffice and EHR Lite to qualified referring physicians and pay to MedLink an integration fee for each physician user.

Acquisition

The Company is in the process of acquiring a Healthcare consulting company based on Long Island, New York.  The Company specializes in Medical Practice Consulting services to maxmize practice efficiencies and revenues, healthcare IT implementation and training, and medical billing and recovery services.  The acquisition, if consumated, will add an additional 40 employees to MedLink to assist in the training and implementation of MedLink EHR services which will be crucial in the coming months as the company expects a significant increase in EHR installations due to the expected RHIO contracts and through its relationships with local labs and radiology centers.  The acquisition target has a current annual run rate of $3 million and experienced a 20% profit margin in 2008 (unaudited).  It is the intention of management for both company’s to close the acquisition before the end of the 2nd quarter

Regional Health Information Organization (RHIO)

      Since realizing 2008 CCHIT certification the Company has qualified and been approached by numerous RHIO’s to submit RFQ’s.  Currently the MedLink TotalOffice EHR and its related services are finalists for the E-Health Network of Long Island RHIO, Long Island Information Exchange (LIPIX), and Interboro RHIO.  The Company expects final decisions from these RHIO’s during May and June of 2009.  The Company has focused a lot of its resources to secure CCHIT certification to secure an agreement with a RHIO.  The company feels that it has positioned itself well for participation and selection by RHIO’s due to its attractive EHR offering and other competitive advantages.

The New York State RHIO’s referenced above are funded through HEAL grants.  It is anticipated that in 2009 HEAL 10 funds will be granted to support EHR adoption across all regions of New York State. The focus is to coordinate clinical care by supporting and connecting care givers through a PCMH model and the implementation of interoperable health record systems (EHRs) that are linked through the Statewide Health Information Network.

HEAL 10 is building on previous funding programs for information technology  and helping to position New York to take maximum advantage of upcoming ARRA stimulus funding. These projects will allow New York to gain critical knowledge and experience in many challenging aspects of implementation including the area of "meaningful use" of information technology that will allow us to better support providers in New York State so they can maximize access to federal stimulus incentive funds.

As the only New York based 2008 CCHIT Certified company, MedLink’s management believes that the Company is well positioned to take advantage of the Country’s most aggressive state-wide healthcare IT intitative.

CBS Radio

      MedLink is currently working with CBS Radio, to develop a comprehensive e-Health portal for patients with access to more than 5,000 medical topics designed for medical education and information on more than 1,200 medications.  MedLink and CBS Radio signed a definitive agreement int eh 1st quarter 0f 2009 for strategic partnership to establish MyMedLinkChart as the health internet portal/website for six of CBS Radio’s New York affiliate stations to be launched in during the 2nd quarter of 2009.  The partnership is expected to expand to CBS Radio’s 150 broadcast affiliates in 35 cities nationwide within the next 18-24 months, creating an immediate presence and demand for MyMedLinkChart as well as create a “brand” for MedLink's products.  MyMedLinkChart provide health information services to consumers, physicians, healthcare professionals, employers, and health plans through its public and private online portals. The partnership represents a significant advertising revenue sharing opportunity for MedLink as an estimated 4,000,000 monthly users visit just one of CBS Radio’s websites, 1010 WINS., as compared to competing sites, which average over 15,000,000 monthly visitors to its portals.

Center for Medicare and Medicaid 2009 PQRI

      In April 2009, MedLink announced that its CCHIT 2008 certified MedLink Total Office EHR 3.1 had been selected by the Centers for Medicare and Medicaid Services (CMS) to participate in the Physician Quality Reporting Initiative (PQRI) 2009 EHR Testing Program. MedLink qualified and was chosen to participate along with 9 other HIT Vendors to test EHR's as a tool to facilitate simplifying physician reporting under PQRI.  The Company feels that its selection to participate in this program will help to create a competitive advantage over many of its competitors as an integrated direct connection to CMS will be crucial for physicians that will be required to report PQRI data to become eleigible for HITECH funding.

Status of Operations

In October of 2008, The Certification Commission for Healthcare Information Technology (“CCHIT”) announced that the MedLink TotalOffice EHR 3.1 was one of only 8 companies to receive CCHIT certification and to have passed the inspection of 100 percent of the criteria.  CCHIT Certification was an extremely significant event in the view of the Company’s management for the future growth and success of the Company, as the certification gives the Company access to the more than $700+ million available in private and public initiatives for healthcare IT.  With as more than $20 billion dediciated to healthcare IT in the recent stimuls pacakge, President Obama has kept his promise to fund HIT with $10 billion a year over the next 5 years for increased HIT adoption among physicians, and most industry experts expect CCHIT certification to be a requirement for the majority of the funding initiatives.

In addition, since the announcement of CCHIT certification the company has had a significant increase in inquiries in its products and services from not only physicians, but vendor’s seeking to resell the MedLink EHR, Labs, Imaging Centers, Hospitals and RHIO’s who are all looking to offer an affordable CCHIT certified EHR to their physician base.  The recognition of the certification has opened avenues to the Company and due to the changes in Medicare reimbursement for the use of e-prescription; Hospitals, Labs, Imaging Centers, and Societies are scrambling to find an e-prescription solution for their physicians who beginning Jan 1, 2009 will receive a 2% boost in Medicare payments for utilization of e-prescription.  The company expects significant growth in 2009 in the use of its e-prescription module available in the EHR and EHR Lite.  The Company currently is working on sponsorship programs of its EHR and EHR Lite with Hospitals, Labs and two of the largest medical societies in the country for their member and referring physician base that cannot afford the high cost of competing CCHIT certified products.

MedLink recently finalized an agreement with CBS Radio that will offer the functionality of medlinkchart.com as its exclusive healthcare portal for its more than 150 websites nationwide.  The agreement with CBS Radio, provides for the users of the site to access patient educational information and resources similar to those found on competing websites such as WebMD and Revolution Health.  With just 6 of the 150 websites ( New York stations) operated by CBS Radio generating 30% of the monthly web traffic realized by the largest market competitor, an existing advertising infrastructure already in place with annual advertising sales in the billions, MedLink expects to become a direct competitor with the two leading health information sites in 2009.  Patient education through websites is a multi-billion dollar industry and has realized significant year over year growth, MedLink is aggressively entering the market by leveraging its relationships CBS Radio for immediate traction while offering added advantages to the competition including the ability for patients to create, receive, and store clinical patient information with their physicians and an integration with Microsoft’s Health Vault.  CCHIT will be announcing a certification of PHR websites in 2009, which the company intends to apply for which will further enhance its competitive advantage.

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

Business Environment

The HITECH Act

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. This was an important event for MedLink and the health information technology industry in general because a portion of ARRA known as the HITECH Act provides financial incentives for hospitals and doctors that are “meaningful EHR users,” which includes use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. In addition, the HITECH Act (i) requires governmental agencies that implement, acquire or upgrade health information technology systems used for the exchange of individually identifiable health information between federal entities and agencies and with non-federal entities to utilize systems that are certified according to such standards, and (ii) requires governmental agencies to require in contracts with health care providers, health plans, and insurers that as the providers, health plans, and insurers implement, acquire or upgrade health information technology systems, they use systems that are certified according to such standards. Although the HITECH Act says that private entities are not legally required to adopt or comply with the standards adopted by the Secretary of Health and Human Services, we believe that the HITECH Act’s requirements for Federal agencies and financial incentives for healthcare providers make compliance with these standards a de facto business requirement for us and our competitors.

The HITECH Act provides the potential for aggregate payments over a period of approximately four or five years of $44,000 to qualifying physicians. These are significant sums for many of those qualified to receive them, particularly in what is otherwise a challenging economic environment, and have provided a strong incentive for many hospitals and doctors to consider implementing HIT systems. We have noticed some increased interest in our offerings in response to this stimulus and we are hopeful that as the regulations to be implemented pursuant to the HITECH Act are written and the practical parameters of these programs come into focus, we will share in a demonstrable increase in market activity.

In order to take advantage of this opportunity, we will need to ensure that our software meets the certification standards described above. This will require additional development investments, which could displace other important initiatives due to the short timeline before stimulus funds become available to meaningful EHR users. If we falter in our efforts to meet the certification standards, we may breach some client commitments and find ourselves at a competitive disadvantage.

CCHIT

The Certification Commission for Healthcare Information Technology (CCHITSM) is a private non-profit organization formed to accelerate the adoption of robust, interoperable healthcare information technology throughout the United States by creating an efficient, credible, sustainable mechanism for the certification of healthcare IT products. CCHIT develops criteria for healthcare IT products based upon standards for such products established by various standards development organizations, and then tests products for adherence to the criteria. Products that pass the test are CCHIT “certified.” Certification for a product lasts for two years and must then be renewed, and the standards applicable to products evolve and become more demanding over time. CCHIT has published certification criteria for only a limited number of products to date, but will continue to add products to its certification list. CCHIT certification is an important factor to many clients and potential clients in our target market and we believe that failure to have certified products and to demonstrate compliance plans for products that are not certified could put us at a competitive disadvantage. In addition, CCHIT criteria may be used as, and/or overlap with, standards for certification of health information technology systems under the HITECH Act. Accordingly, we are devoting significant resources to conforming our software to current and anticipated CCHIT criteria. This requires us to allocate scarce resources and may mean that other important development initiatives are delayed or foregone.

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

      MedLink offers its services as stand-alone, combined or enterprise-wide systems.  Development of its flagship product, MedLink TotalOffice, an electronic health record (“EHR”) that was implemented in 2005 (“TotalOffice EHR”).  Once product development was completed, MedLink transitioned its focus to commercializing MedLink TotalOffice EHR and received ambulatory EHR certification from the Certification Commission for Healthcare Information Technology (“CCHIT”) in October, 2008.  In addition, MedLink has developed a “Lite” version of MedLink TotalOffice and a broad product offering that includes: a personal health record/e-Health website (“MyMedLinkChart”); a picture archiving and communication system (“MedLink Remote PACS”); a private communication network through which healthcare content and information is delivered to a physician’s waiting room and displayed on a 40” flat screen TV (“MedLink TV”).  The Company currently markets its products and services through endorsement relationships with medical societies, imaging centers, labs and hospitals (“Value-Added Strategic Partners”).

    The Company’s web site address is www.medlinkus.com.

Future Capital Requirements

In 2008, MedLink engaged Shattuck Hammond Partners, one of the nation's premier investment banks focused on Healthcare services companies and a division of Morgan Keegan & Company, Inc. Shattuck Hammond acts as the exclusive financial advisor and investment banker for MedLink and assist the Company in an equity raise to fund the Company’s aggressive organic growth and acquisition strategies. Our primary needs for cash over the next twelve months will be to fund increased marketing expenses, working capital, pay acquisition costs relating to potential acquisitions, fund capital expenditures for MedLink TV, contractual obligations and investment needs of our current business. The Company is actively seeking investments to fund it marketing and growth intiatives.

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2008:

		Less than
	Total	1 year	1-3 years

Operating lease obligations	$606,903	$132,998	$410,095

      The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters and our Atascadero, California location.

Off-Balance Sheet Arrangements

As of March 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the period ending March 31, 2009 and 2008 were $144,187 and $138,461, respectively. The increase in revenue is primarily attributable to sales of the MedLink Total Office EHR, AutoDoc Software and integration fee’s to labs and radiology centers.

      Expenses for the period ending March 31, 2009 and 2008 were $527,564 and $832,849, respectively.  The decrease in 2008 is primarily attributable to decreased stock based compensation expenses associated primarily with the company’s management, consultants and healthcare legal advisors, the hiring of additional customer support personnel, and increased marketing activities.  On a cash basis the company is close to meeting its goal of break-even and has an expected goal of profitability on a cash basis by the 4th quarter of 2009.

      The Company had net losses of $(386,531) and $(704,458) for the period ending March 31, 2009 and December 31, 2008, respectively. The decreased in net losses resulted primarily from a decreases in compensation expenses due to decreased stock based compensation expenses. In the first quarter $348,346 was charged to expenses in non cash compensation expenses.

Liquidity and Capital Resources

      At March 31, 2009, the Company had a working capital deficiency of $(2,154,548). While the Company believes revenue that will be earned from the sales of the MedLink EHR, Integration fee’s and the sales and support of AutoDoc and will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

Critical Accounting Policies

   We believe there are several accounting policies that are critical to the understanding of our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas and involve management’s most difficult, subjective or complex judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs, stock based compensation and income taxes. Please refer to Note 1 of the audited Consolidated Financial Statements for further discussion of our significant accounting policies.

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

Revenue Recognition

Revenues are derived from licensing of computer software and professional services (including implementation, integration, and training); and the sale of computer hardware. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

•	whether the fees associated with our software and services are fixed or determinable;
•	whether collection of our fees is considered probable;
•	whether professional services are essential to the functionality of the related software;
•	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
•	whether we have verifiable objective evidence of fair value for our software and services.

Allowance for Doubtful Accounts

In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific client’s ability to meet its financial obligations to us, as well as general factors such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a reserve based on our historical experience for bad debt to reduce the related receivables to the amount we ultimately expect to collect from clients. If circumstances related to specific clients change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the Consolidated Financial Statements.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our acquired technology and other intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review such intangible assets with definite lives for impairment. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Goodwill is not amortized. We perform tests for impairment of goodwill annually, or more frequently if events or circumstances indicate it might be impaired. We have only one reporting unit for which all goodwill is assigned. Impairment tests for goodwill include comparing the fair value of the company compared to the comparable carrying value, including goodwill.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

      Not applicable.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Form 10-Q for the quarter ended March 31, 2009, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company maintains a system of internal controls designed to provide reasonable assurance that:  (i) the Company’s transactions are properly authorized; (ii) the Company’s assets are protected against unauthorized or improper use, and (iii) the Company’s transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

      Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and Chief Financial Officer, there have not been any significant changes in the Company’s internal controls or other factors for the period covered by the subject Form 10-Q that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

      None

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6.  Exhibits.

No.	Description of Exhibit
3(i)(1)	Restated Articles of Incorporation of MedLink International, Inc., dated December 11, 1980, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.
3(i)(2)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated November 17, 1988, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.
3(i)(3)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated October 10, 2000, incorporated by reference to Exhibit 1 on Form 10-KSB filed March 4, 2001.
3(i)(4)	Articles of Incorporation of MedLink International, Inc., dated October 6, 2005, incorporated by reference to Exhibit 3.1 on Form 10-KSB filed April 17, 2006.
3(ii)(1)	Bylaws of MedLink International, Inc., incorporated by reference to Exhibit 3.2 on Form 10-KSB filed April 17, 2006.

31.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 20, 2009.*

31.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 20, 2009.*

32.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(b) or Rule 15d-14(b), dated May 20, 2009.*

32.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(b) or Rule 15d-14(b), dated May 20, 2009.*
* Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedLink International, Inc.

Date: May 20, 2009

By: /s/ James Rose

       James Rose

                                                          Chief Financial Officer