Form 10-Q
period 2009-06-30
MEDLINK INTERNATIONAL, INC.
filed 2009-08-19
CIK 225501

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 15, 2009 there were 26,864,189 Class A and 5,361,876 Class B shares outstanding.

MEDLINK INTERNATIONAL, INC.

FORM 10-Q

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008 (audited)	1

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls & Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Default Upon Senior Securities	19

Item 4. Submission of Matters To a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	20

  Section 302 Certification of Chief Executive Officer

  Section 302 Certification Chief Financial Officer

  Section 906 Certification Chief Executive Officer

  Section 906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDLINK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	June 31,	December 31,
	2009	2008
	(unaudited)
Current Assets:
Cash	$2,023
Accounts Receivable
	48,725	20,731
Due from related party
	(350)	-
Inventory
	2,818	2,818
Deposits
	9,165	9,165
Total current assets
	62,381	32,714

Office equipment (at cost) net of accumulated depreciation	142,086	179,025
Intangible asset (at cost), net of accumulated amortization	36,280	40,450
Goodwill	879,326	975,000
Security deposit	41,142	20,438
Other assets	18,350	5,400
	$1,179,565	$1,253,027

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

JUNE 30, 2009 (UNAUDITED) AND 2008

________________________________________________________________________

LIABILITIES AND STOCKHOLDERS’ DEFICIT	June 30,	December 31,
	2009	2008
	(unaudited)
Cuurent liabilities:
Accounts payable and accrued expenses	$437,472	$403,277
Bank overdraft
	-	26,834
Deferred revenue
	70,384	70,384
Current portion of capitalized lease payable
	5,500	5,500
Note payable
	642,005	701,145
Due to related party
	1,037,124	1,002,988

Total current liabilities
	2,192,485	2,210,138

Total liabilities	2,192,485	2,210,138

Stockholders' deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 26,864,189 and 26,947,333 shares issued, respectively	26,864	26,947
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	(300,000)	(300,000)
Additional paid-in capital	17,621,282	17,094,371
Accumulated deficit	(18,235,877)	(17,653,240)
Treasury stock	(130,551)	(130,551)
Total stockholders' deficit	(1,012,920)	(957,111)

Total stockholders’ liabilities and stockholder equity	$1,179,565	$1,253,027

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) and 2008

________________________________________________________________________

	For the three months		For the six months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	$115,783	$130,058	$259,970	$268,519
Cost of Revenues	412	-	3496	-

Gross Profit	115,371	130,058	256,474	268,519

Operating expenses
Operating and administrative	300,786	622,795	809,006	1,455,644
Depreciation and amortization	10,035	12,373	30,105	22,443
Total Operating expenses	310,821	635,168	839,111	1,478,087

Net Loss	$(195,450)	$(505,110)	$(582,637)	$(1,209,568)

Basic and diluted loss per share (Class A)	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Basic and diluted loss per share (Class B)	$(0.04)	$(0.09)	$(0.11)	$(0.23)

Weighted average number of basic shares outstanding (Class A)	26,805,987	25,409,739	26,805,987	24,643,395

Weighted average number of basic shares outstanding (Class A)	5,361,876	5,361,876	5,361,876	5,361,876

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND 2008

__________________________________________________________________________________

	2009	2008
Cash flows from operating activities:
Net loss	$(582,637)	$(1,209,568)
Adjustment to reconcile net loss to cash flows used in operating activities:
Minority interest
Depreciation
	30,105	22,443
Amortization and deferred charges
	4,170	616,164
Share based compensation
	511,267
Inventory

Accounts receivable
	(27,994)	(27,753)
Accrued expense and other current liabilities
	34,195	6,330
  Issuance of commo shares for consulting and other services rendered
		133,117
  Other Assets
	(20,704)

Net Cash used in operating activities	(51,598)	(459,267)

Cash flows from investing activities:
Purchase of fixed assets
	(588)	(17,047)
Adjustment to net fixed assets
	10,033	-
Writedown of goodwill
	95,674	-

Net cash provided by (used in) investing activities	(24,664)	(476,314)

Cash flows from financing activities:
Issuance of common stock
	-	285,000
Repayment of loans
	(59,140)	(14,800)
Advanced from officer/shareholders
	34,476	206,114

Net cash flows provided by financing activities	5,527	292,665

Net increase (decrease) in cash	27,553	(2,762)

Cash-at beginning of period	(26,834)	0

Cash-at end of period	699	0

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND 2008

____________________________________________________________________________________

	2009	2008
Supplemental disclosures of cash flows information:

Interest	$0	$0

Income taxes	$0	$0

Non-cash financing activities:

  Reference is made to financial statements notes for certain non-cash financing activities.

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC.

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 (UNAUDITED)

________________________________________________________________________

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

Interim Financial Statements

The accompanying interim unaudited  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009, the results of operations for the three months ended June 30, 2009 and 2008, and the cash flows for the three and six months ended June 30, 2009 and 2008, have been included.

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

MEDLINK INTERNATIONAL INC.

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009 (UNAUDITED)

__________________________________________________________________________________

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MEDLINK INTERNATIONAL INC.

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009 (UNAUDITED)

__________________________________________________________________________________

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company derives its revenue from primarily from the sale and support of its proprietary software the MedLink TotalOffice EHR, and Autdoc through its Anywhere MD subsidiary. Revenue that is derived from the sale of software and related products, is recognized in the period in the sale occurred. Revenue that is derived from technical support contracts is recognized as revenue ratably over the term of the contract. Amounts received toward technical support contracts that are not considered earned are recorded as deferred revenues on the balance sheet. Deferred revenue balances at June 30, 2009 and 2008 were $70,384 and $70,384.

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

MARCH 31, 2009 (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business.  Through June 30, 2009, the Company had incurred cumulative losses of approximately $18,039,770.  As of June 30, 2009, the Company has negative working capital of approximately $2,130,104.

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

NOTE 3 - PROPERTY AND EQUIPMENT

As of June 30, 2009, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                                                                                    Estimated
                                                                                                    Useful
                                                                                                    life (years)           Amount

                        Furniture and fixtures                                                5                   $ 13,320

                        Leasehold improvements                                            3                   10,423

                        Equipment                                                                  5                    220,754

                                                                                                                                 244,497

                        Less accumulated depreciation                                                           89,741

                                                                                                                                 $154,756

Depreciation expense for the periods ended March 31, 2009 and 2008 was $10,035 and $12,373, respectively.  Amounts include amortization expense associated with equipment under capital leases.

NOTE 4 - LOAN PAYABLE - RELATED PARTIES

      The Company, as of June 30, 2009, has loans due to four of its employees/shareholders in the amount of $1,037,124.  These loans are payable on demand and are non-interest bearing.

MEDLINK INTERNATIONAL INC.

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009 (UNAUDITED)

__________________________________________________________________________________

NOTE 5 – NOTE PAYABLE

      The Company purchased 130,000,000 shares of Anywhere MD, Inc.’s stock from the majority shareholder of Anywhere MD., Inc. in exchange for a note in the amount of $875,000.  As of June 30, 2009 $514,825 was due on demand.  This note is non-interest bearing.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

MedLink International, Inc. (“MedLink” or the “Company”) sells and supports a healthcare information enterprise system for physician practices, including a practice management and electronic health record (“EHR”).  MedLink’s core product offering is the CCHIT Certified 08 Ambulatory EHR, MedLink TotalOffice EHR, a healthcare information enterprise system that provides physician practices with an entire practice management, clinical decision support and EHR solution.  MedLink’s TotalOffice EHR is priced below competing products with similar comprehensive services.  MedLink also offers a “lite” version of its application, EHR Lite, which provides physicians with basic EHR functionality at no cost to physicians.  The MedLink EHR Lite is subsidized for physicians through affiliated radiology and laboratory integration fees, with the focus of upgrading physicians to the TotalOffice EHR.  Through a business partnership, MedLink offers physician practices complete billing, collection, consulting services and use of the TotalOffice EHR, all for a fixed fee.

MedLink’s business strategy is to build critical mass and develop a national presence among small physician practices (1 to 10 physicians) by increasing market penetration of EHR Lite and the TotalOffice EHR.  As part of its growth strategy, MedLink has applied for inclusion as a preferred vendor to a number of Regional Health Information Networks (“RHIOs”) and has partnered with medical societies, radiology centers and laboratories, as well as value-added resellers.  MedLink’s strategic partnerships provide a framework for physician adoption and a captive audience to target a focused sales and marketing plan.

The market demand for EHRs has never been more promising given the number of government initiatives to promote adoption of EHRs by healthcare providers.  President Obama considers healthcare information technology as a key piece of his plan to fix the nation’s ailing healthcare system and in February 2009, signed the federal stimulus bill which provides over $19 billion in incentive payments for EHR use.  Recent and existing government programs provide funds that represent significant income opportunities for existing EHR users and new EHR adopters.

MedLink is well positioned to capitalize on the demand trend for EHR adoption.  MedLink is applying to be chosen as a preferred vendor for RHIO contracts for the implementation of EHR applications for physicians.  In addition, MedLink is working with other organizations, including the New York City Department of Health and Mental Hygiene (“NYC DOH”), to implement EHR applications.

The Company is headquartered in Ronkonkoma, NY with offices in Atascadero, CA and Hyderabad, India.  The Company’s web site address is www.medlinkus.com.

Business Environment

Economic Stimulus Package Provides Incentives for Physicians to Adopt EHRs

MedLink’s TotalOffice EHR is well-positioned to be a beneficiary of the recently enacted stimulus bill, the American Recovery and Reinvestment Act of 2009 (“ARRA”), which provides incentives for office-based physicians and other providers to adopt electronic health records.  Physicians can qualify under either the Medicare or Medicaid provision of ARRA.  The Medicare provision includes incentives of up to $44,000 per physician over a 5-year period.  The Medicaid provision includes incentives of up to $65,000 per physician over a 6-year period.  The funds become available for office-based physicians on January 1, 2011.  In order to qualify for incentives, physicians must demonstrate “meaningful use” of a certified EHR.  “Meaningful use” is not yet defined, but will likely be defined as measurable results that demonstrate quality, safety and efficiency improvements.  The certification requirements, also not yet defined, are likely to be based on the standards adopted by CCHIT and framed around the PQRI data submitted directly to the Centers of Medicare and Medicaid Services (“CMS”).

Medicare Provision: Beginning in 2011, office-based physicians who are “meaningful users” of certified EHRs are entitled to receive up to $44,000 of total Medicare incentive payments over 5 years, from 2011 to 2015.  The structure of the maximum incentives physicians can receive is as follows: $15,000 the first year, $12,000 the second year, $8,000 the third year, $4,000 the fourth year and $2,000 the fifth year.  Additionally, office-based physicians can qualify for a one-time, “early adopter” incentive of $3,000 if they qualify for the program in 2011 or 2012.

Medicaid Provision: Beginning in 2011, office-based physicians who qualify under the Medicaid provision could collect a total of $65,000, calculated as 85% of EHR costs not exceeding $25,000 in the first year, followed by 85% of annual costs not exceeding $10,000 over the next five years.  To be eligible under this provision, office-based physicians must demonstrate “meaningful use” of a certified EHR, and more than 30% of their cases must be attributed to Medicaid, or 20% of their cases attributable to pediatrics.  Office-based pediatricians are eligible to receive up to two-thirds of the maximum payment.

Office-based physicians who do not adopt EHR technology by 2015 will see their Medicare payments reduced by 1% in 2015, 2% in 2016, 3% in 2017 and beyond.  In 2018 and beyond, the HHS Secretary may decrease one additional percentage point per year (maximum of 5%) contingent upon the levels of overall EHR adoption in the market.

MedLink is particularly well positioned among competing EHR vendors when physicians decide to buy an EHR under this funding incentive.  MedLink’s TotalOffice EHR is one of the lowest cost applications in the market, has one of the simplest installations, both in terms of time and process, and is relatively quick to learn.

Status of Operations

Regional Health Information Networks

As part of its growth strategy to expand its customer base and rapidly increase revenues, MedLink has applied for inclusion as a preferred vendor to a number of RHIOs.  RHIOs are quickly becoming key intermediaries to support federal and state financial incentive programs by allocating subsidies and grants to physicians to pay for EHR software and installation.  MedLink submitted a number of Requests for Quotations at the beginning of 2009 and is in the final evaluation process for a number of RHIOs in the New York Metropolitan area that have received current funding of more than $108 million in HEAL funding.

RHIO participation represents a key component of MedLink’s growth strategy.  MedLink is particularly well positioned in dealing with RHIOs as it is the lowest cost option among competitive offerings and as such, allows the RHIOs to apply their dollars across more physicians.  MedLink is positioned to take advantage of these RHIO opportunities as a result of its development process and its adherence to the various standards for handling and transmitting data with networks such as the National Health Information Network and the State Health Information Network of NY.  MedLink has already provided data to organizations in various manners and in doing so, has differentiated itself from a technology standpoint which has resulted in various projects becoming available to it in 2009.

New York City Department of Health

The NYC DOH has a number of initiatives underway to promote the adoption of EHRs in order to collect patient data.  As a normal part of its business strategy, MedLink has been in active discussions with the NYC DOH to participate in these initiatives and to promote the installation EHRs as one means for the NYC DOH to accomplish their objectives.  MedLink has already established the required protocols for Physicians Measure Reporting as well as specific Syndromic Reporting and is working with the NYC DOH on a number of other initiatives.

Billing Services Partnership

MedLink has partnered with multiple billing companies to offer a complete billing and collection service offering.  Billing companies have realized the significant market opportunity of EHRs and the need for the billing industry to align themselves with a CCHIT-certified EHR.  The billing companies provide full billing and collections services as well as complete medical office management and group purchasing.  MedLink’s partnerships represent a compelling business opportunity as the Company is able to offer a physician practice a CCHIT-certified EHR within a bundled practice management and billing service offering all for a fixed fee with no capital outlay for the TotalOffice EHR by the physician.  There are a number of business competitors who are successfully offering this service, and with these partnerships, MedLink will have a more competitive and comprehensive service offering.

Recent Business Developments

MedLink in CMS PQRI 2009 EHR Testing Program

In April 2009, MedLink and its CCHIT 2008 certified MedLink TotalOffice EHR 3.1 was selected by CMS to participate in the Physician Quality Reporting Initiative (“PQRI”) 2009 EHR Testing Program.  PQRI is a voluntary quality reporting program that offers financial incentives to eligible healthcare providers.  The program provides for the payment of up to 2% of the total allowed charges for covered Medicare Physician Fee Schedule services to eligible healthcare professionals who successfully report PQRI quality measures.  PQRI reporting focuses on quality of care measures, such as prevention, chronic care management, acute episode of care management, procedural related care, resource utilization and care coordination.  The 2% PQRI payments are in addition to the 2% e-prescribing incentive available to physicians who utilize e-prescriptions tools, available through MedLink’s TotalOffice EHR.  MedLink is one of 10 healthcare IT vendors, and only 1 of 5 commercial EHR companies selected to test EHR’s as a tool to facilitate simplifying physician reporting under PQRI.

MedLink successfully completed the first phase of this pilot program with CMS in June 2009 and Phase 2 in August 2009.  Upon completion of Phase 3, MedLink will become one of a select few EHR systems approved by CMS to submit EHR data directly to CMS.  This ability should positively influence physicians when deciding among competing EHR vendors to select MedLink as PQRI benefits include increased revenue, better quality reporting, improved productivity and enhanced competitive position.  This is another example of how MedLink differentiates itself and puts its technology in the same league as industry leaders.  The CMS Project is significant because of the focus on healthcare cost reduction through technology and preventative care.  MedLink will give physicians who use MedLink’s products the ability to directly report Quality Measures directly to CMS.  This connection allows those physicians to save time and collect money available for such programs much more efficiently.

Regional Health Information Organizations (RHIO)

Currently the MedLink TotalOffice EHR and its related services are at various stages of the selection process with New York Metropolitan area RHIOs including the Interboro RHIO, E-Health Network of Long Island RHIO, Primary Care Information Project (PCIP), Long Island Information Exchange (LIPIX), New York Clinical Information Exchange (NYCLIX) and Brooklyn Health Information Exchange (BHIX).  The above referenced RHIO’s have received collectively more than $108 million in HEAL funding and the Company’s current project status vary between the RHIO’s from final contract negotiation, integration into the RHIO Health Information Exchange, pilot programs and proof of concepts.  The Company expects final decisions from certain RHIOs in late August and others in the later part of 2009.

The New York State RHIOs referenced above are funded through HEAL grants.  It is anticipated that in 2009 HEAL 10 funds will be granted to support EHR adoption across all regions of New York State. The focus is to coordinate clinical care by supporting and connecting care givers through a PCMH model and the implementation of interoperable health record systems that are linked through the Statewide Health Information Network.

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

As a New York based CCHIT Certified 08 Ambulatory EHR Company, MedLink believes that the Company is well positioned to take advantage of the nation’s most aggressive state-wide healthcare IT initiative.

Implementation of Interboro RHIO Contract

The Interboro RHIO is a clinical data exchange serving Queens, northern Brooklyn and surrounding communities in New York City. The Interboro RHIO facilitates the sharing of patient information between authorized healthcare providers at the point of care. Under a $7.7 million New York State HEAL 5 grant, Interboro RHIO will be subsidizing the cost of EHRs for providers within the region.

In early July 2009, MedLink received the draft Master Agreement from Interboro RHIO and met with their executive committee to discuss contract details. The agreed final terms provide that Interboro RHIO will subsidize the MedLink TotalOffice EHR to any healthcare provider in the Interboro service area.

Appointment of Dr. Abha Agrawal to Medical Advisory Board

In July 2009, Abha Agrawal, MD, FACP joined the MedLink Medical Advisory Board. Dr. Agrawal is a nationally recognized leader in healthcare IT and serves on important national and regional organizations including as a Commissioner on the Certification Commission on Healthcare Information Technology and a Board Member on New York Clinical Information Exchange (NYCLIX). She was also elected as the 2008 President of Medical Informatics New York, an association of physician leaders in informatics from hospitals, academia and corporations.  Dr. Agrawal is the Interim Medical Director of Kings County Hospital Center, Brooklyn, NY. Prior to this role, she was the Chief Medical Information Officer of the Central Brooklyn Family Health Network (CBFHN) and the Associate Medical Director of Kings County Hospital. She is also an Associate Professor of Medicine as well as Medical Informatics at SUNY Downstate Medical Center.

Under her leadership, Kings County has been awarded a number of quality improvement awards driven by clinical information systems. She was responsible for providing thought leadership as well as hands-on-management of the clinical information systems. Prior to coming to Brooklyn, she was the Informatics Coordinator for the VISN1, an integrated network of hospitals and clinics in six New England states. She was appointed as a clinical faculty at Harvard Medical School and as a research scientist at the Brigham and Women’s Hospital.

Appointment of Scott D. Musch as Executive Vice President of Corporate Development

MedLink announced in July 2009 the appointment of Scott D. Musch as Executive Vice President of Corporate Development.  This newly created role includes responsibility for the Company’s corporate development activities, including raising capital to fund development, forging new relationships with investors, assisting in business development and corporate governance matters.  Mr. Musch comes to MedLink after 12 years of investment banking experience.  Most recently, Mr. Musch was a Senior Vice President at the healthcare services investment bank of Shattuck Hammond Partners, a division of Morgan Keegan & Company, Inc.  Prior to that, he was a Vice President in the North American Mergers and Acquisitions Department of J.P. Morgan Securities, Inc.

Value-Added Resellers Program

During the 2nd quarter of 2009, MedLink formalized a program for value-added resellers (“VAR”) of its TotalOffice EHR application.  MedLink views VARs as a cost effective way to build its sales and marketing efforts without incurring the direct cost of hiring a large sales force.  Currently, MedLink has two active VARs, with additional VAR’s under consideration in Puerto Rico, California and Pennsylvania.

Clinical Laboratory Management

In April 2009, MedLink signed an agreement with Clinical Laboratory Management, Inc. (“CLM”), a regional ancillary provider of laboratory services in five states – New Jersey, New York, Pennsylvania, Delaware and Maryland.  Under the terms of the Agreement, CLM will assist their physicians in subsidizing the cost of the MedLink TotalOffice EHR under the guidelines of satisfying the electronic health record Stark exception and the EHR anti-kickback safe harbor. CLM and MedLink will work together to inform physicians on the provisions available under ARRA and the 2003 Medicare Modernization Act (“MMA”).  CLM will also deploy the MedLink EHR Lite to its referring physicians to facilitate the ordering and retrieval of lab results.

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of June 30, 2009:

Operating lease obligations	Total	Less Than 1 Year	1-3 Years
$399,596	$78,932	$259,000

The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters.

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

The Company's revenues from continuing operations for the period ending June 30, 2009 and 2008 were $115,371 and $130,058, respectively. The decrease in revenue is primarily attributable to reduced sales of AutoDoc Software, but increased sales in the MedLink Total Office EHR, and integration fees from labs and radiology centers.

Expenses for the period ending June 30, 2009 and 2008 were $300,786 and $622,795, respectively.  The decrease in 2009 is primarily attributable to decreased stock-based compensation expenses associated primarily with the Company’s management, consultants and healthcare legal advisors, the hiring of additional customer support personnel, and increased marketing activities.  On a cash basis, the Company is close to meeting its goal of break-even and has an expected goal of profitability on a cash basis by the 4th quarter of 2009.

The Company had net losses of $195,450 and $505,110 for the period ending June 30, 2009 and 2008, respectively. The decrease in net losses resulted primarily from a decreases in compensation expenses due to decreased stock-based compensation expenses.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Our revenues from continuing operations for the six months ended June 30, 2009 and 2008 were $259,970 and $268,519, respectively. The decrease in revenue is primarily attributable to reduced sales of AutoDoc Software, but increased sales in the MedLink Total Office EHR, and integration fees from labs and radiology centers.

Operating Expenses for the six month period ended June 30, 2009 and 2008 were $809,006 and $1,455,644, respectively.  The decrease in 2009 is primarily attributable to decreased stock-based compensation expenses associated primarily with the Company’s management, consultants and healthcare legal advisors, the hiring of additional customer support personnel, and increased marketing activities.  On a cash basis, the Company is close to meeting its goal of break-even and has an expected goal of profitability on a cash basis by the 4th quarter of 2009.

We had net losses of $582,637 and $1,209,568 for the six month period ended June 30, 2009 and 2008, respectively.  The decrease in net losses resulted primarily from a decreases in compensation expenses due to decreased stock-based compensation expenses.

Liquidity and Capital Resources

At June 30, 2009, the Company had a working capital deficiency of $(2,130,104). While the Company believes revenue that will be earned from the sales of the MedLink EHR, integration fees and the sales and support of AutoDoc will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors.  The Company expects to experience significant growth over the next several years.  As a result of the recent federal stimulus bill, over the next two to five years, an increasing number of physicians will be adopting EHR technology.  There will be billions of dollars in public and private initiatives available to facilitate a rapid movement toward adoption.  The federal initiative funds will be available to vendors, such as MedLink, who have demonstrated “meaningful use” (such as under CMS PQRI reporting), complied with state EHR requirements and interoperability requirements (such as with NY RHIOs) and have current year CCHIT certification.  During the 2nd quarter of 2009, MedLink terminated its investment banking engagement of Shattuck Hammond Partners.  The Company’s management made the decision to terminate Shattuck Hammond in conjunction with its decision to bring its capital raising activities internally.  As part of its ongoing business strategy, MedLink continues to raise additional capital to execute on its business opportunities.

Critical Accounting Policies

We believe there are several accounting policies that are critical to the understanding of our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas and involve management’s most difficult, subjective or complex judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs, stock-based compensation and income taxes. Please refer to Note 1 of the audited Consolidated Financial Statements for further discussion of our significant accounting policies.

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

Revenue Recognition

Revenues are derived from licensing of computer software and professional services (including implementation, integration, and training) and the sale of computer hardware. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

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

Earning Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (“FASB”) under Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

      As of the end of the period covered by this Form 10-Q for the quarter ended June 30, 2009, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      During the second quarter of 2009, the Company entered into a subscription agreement with an individual for private placements in the amount of $15,000 to purchase 36,856 shares of the Company’s Class A Common Stock.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6.  Exhibits.

No.	Description of Exhibit
3(i)(1)	Restated Articles of Incorporation of MedLink International, Inc., dated December 11, 1980, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.
3(i)(2)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated November 17, 1988, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.
3(i)(3)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated October 10, 2000, incorporated by reference to Exhibit 1 on Form 10-KSB filed March 4, 2001.
3(i)(4)	Articles of Incorporation of MedLink International, Inc., dated October 6, 2005, incorporated by reference to Exhibit 3.1 on Form 10-KSB filed April 17, 2006.
3(ii)(1)	Bylaws of MedLink International, Inc., incorporated by reference to Exhibit 3.2 on Form 10-KSB filed April 17, 2006.
10.18	Employment Agreement between the Company and Ray Vuono dated May 11, 2009;
10.19	Employment Agreement between the Company and James Rose dated May 11, 2009;
10.20	Employment Agreement between the Company and Konrad Kim dated May 11, 2009;
31.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated August 15, 2009.*
31.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated August 15, 2009.*
32.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(b) or Rule 15d-14(b), dated August 15, 2009.*
32.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(b) or Rule 15d-14(b), dated August 15, 2009.*
* Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedLink International, Inc.

Date: August 15, 2009

By: /s/ James Rose

       James Rose

                                                          Chief Financial Officer