Form 10-K/A
period 2008-12-31
MEDLINK INTERNATIONAL, INC.
filed 2009-09-22
CIK 225501

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...........to...............

Commission File Number 2-71164

MEDLINK INTERNATIONAL, INC.
---------------------------------------------------------------------------------------------
(Name of small business issuer in its charter)

DELAWARE	41-1311718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1 Roebling Court, Ronkonkoma, New York 11779
-----------------------------------------------------------------------
(Address of Principal Executive Offices)     (Zip Code)

631-342-8800
--------------------------------------------------------------
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐   No ☑

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑   No ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of March 31, 2009
Class A Common Stock, $0.001 par value	30,406,246
Class B Common Stock, $0.001 par value	5,361,876

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K/A
FOR YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE

MedLink International, Inc. (“we” or the “Company”) is filing this 10-K/A to revise certain items included in its Annual Report on Form 10-K for the year ended December 31, 2008, filed by the Company with the Securities and Exchange Commission (the “SEC”) on April 15, 2009 (“Original Filing”).  Unless indicated otherwise below, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Form 10-K have been revised, re-executed and re-filed as of the date of this Amendment. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. Except as otherwise stated herein, no other information in the Initial 10-K has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred after the filing of the Initial 10-K. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing.

(i)
Amended Part 1, Business Overview, Customer Dependence to correct that the Company is not “solely dependent on a few major customers” to conform with the disclosure requirements of Item 101(c)(1)(vii) of Regulation S-K and paragraph 39 of SFAS 131.  The Company does not have any customer that accounted for 10% or more of the consolidated revenue of the Company for the year ended December 31, 2008.

(ii)
Amended Report of Independent Registered Public Accounting Firm to comply with the disclosure requirements of Rule 2-02(a)(4) of Regulation S-X to properly identify the specific years for which the report is issued.

(iii)
Amended Form 10-K on September 18, 2009 to correct for minor reclassifications to the Company’s balance sheet that were made to the December 31, 2007 audited financials in order to conform to the December 31, 2008 financial statement presentation.

(iv)
Amended the Notes to the Consolidated Financial Statements with regard to the Net deficit acquired in Anywhere MD to provide the purchase price allocation and disclosures required by paragraph 51 of SFAS 141.

(v)
Amended the cash flow for the year ended December 31, 2007 that was presented in the 10K filed for year ending December 31, 2008 to reflect the proceeds of $1,027,831 as a financing activity that was improperly classified as operating activities.

(vi)
Amended the Notes to the Consolidated Financial Statements to identify the accounting literature that the “Minority Interest” amount and classification is based.  This classification is based upon ARB 51 “Consolidated Financial Statements”, which addresses the presentation of consolidated net income attributable to the parent and to the minority interest be clearly identified and presented on the face of the consolidated statement of income.

(vii)
Amended the Notes to the Consolidated Financial Statements, to provide the appropriate disclosure pursuant to paragraph 51 of SFAS 141, and the purchase price allocation with respect to the acquisition of Anywhere MD.

(viii)
Amended the Notes to the Consolidated Financial Statements, to provide disclosure with respect to the Company’s identification and valuation of the AutoDOC software acquired in connection with the acquisition of Anywhere MD pursuant to paragraph 39 of SFAS 141.

(ix)	Amended the Notes to the Consolidated Financial Statements, to clarify and describe the Company’s revenue recognition policy presented in the footnotes to the financial statements.
(x)
Amended Item 9., Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. To comply with the disclosure requirements of Item 304 under Regulation S-K that there have been no disagreements or changes with the Company’s principal accounting firm.

(xi)
Amended Note 9, Stockholders Equity, of the Consolidated Financial Statements to comply with the disclosures requirements of paragraph 64 of SFAS (123)R and subparagraphs (a) through (k) of paragraph A240.

(xii)
Amended Item 9A(T),                                                      Controls and Procedures, to specifically address the requirements of Item 308T(b) of Regulation S-K that the annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting and that management’s report was not subject to attestation by the company’s registered public accounting firm.

(xiii)
Amended Item 9A(T),                                                      Controls and Procedures , to address the requirements of Item 308T(b) of Regulation S-K, that specifically requires disclosure of any change in your internal control over financial reporting that occurred during your last fiscal quarter (your fourth fiscal quarter in the case of your annual report) that has materially affected, or is reasonably likely to materially affect, your internal control over financial reporting.

(xiv)	Filed currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required under the Sarbanes-Oxley Act of 2002.

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

Throughout this report we refer to MedLink International and its consolidated subsidiaries as “MedLink,” “the Company,” “we,” “us,” and “our.”

PART I

Item 1.                      Business

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

MedLink International, Inc. is a Delaware corporation.  The Company’s Class A Common Stock trades on the Over-the Counter Bulletin Board under the symbol “MLKNA.OB” and its Class B Common Stock trades on the Frankfurt Stock Exchange under the symbol “WM6B”.

The Company’s web site address is www.medlinkus.com.

The MedLink Vision:

Our goal is to create one of the largest hub for health records in the United States.  We plan to achieve this by meeting our stated mission statement below.

“We will offer the medical community applications and services that we believe will ease accessibility to information related to patient care through the creation of a secure digital environment, while making it accessible to institutions both large and small at an affordable price in order to achieve the highest level of participation.”

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

MedLink Product Offerings

MedLink TotalOffice EHR 3.1

MedLink’s core product offering is its MedLink TotalOffice EHR (“MedLink EHR”), a 2008 CCHIT Certified product.   The MedLink EHR is a healthcare information enterprise system that provides physician practices with electronic access and control over patient records.  It enables the primary provider to easily manage the process of creating, maintaining and adding to patient electronic health records.  TotalOffice EHR contains the patient's demographic information, notes, appointments, lab results, prescriptions, documents, history of visits, as well as all insurance and financial information.  It is also designed to centralize the patient's medical records and streamline the diagnostic and treatment process while connecting the physician seamlessly with outside resources such as radiology centers, labs, pharmacies and insurance companies.  MedLink EHR includes a billing application which enables the product to achieve full revenue cycle management capabilities.

A key feature of the MedLink EHR is the MedLink Virtual Private Network (“MedLink VPN”).The MedLink VPN allows physician practices to securely communicate with each other and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other Personal Health Information (“PHI”).  The data is stored and replicated in two separate data centers located in different regions of New York.  The system is compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and HL7.  The MedLink VPN also incorporates streaming video technology, enabling remote viewing of procedures or delivery of continuing education or training materials by a hospital to its doctors and staff, and communications software allowing for secure messaging among hospital personnel.

MedLink TotalOffice can improve healthcare quality and reduce costs by preventing medical errors, reduce paperwork and reduce administrative inefficiencies.  Additionally, it automates administrative workflow, including scheduling, patient billing and collection and claims management.

MedLink EHR Lite

The MedLink EHR Lite (“EHR Lite”) works in conjunction with the MedLink EHR for referring physicians to view radiology reports and images, submit and receive lab results and to prescribe medications electronically.  The referring physicians of radiology centers and laboratories affiliated with MedLink and the Company’s Strategic Partners utilize the EHR Lite, free of charge, to view current and past reports on their patients enabling them to generate a more accurate electronic health record of their patients, while providing the practice with additional functionality such as scheduling, tasks, patient chart, e-prescription, e-labs and e-radiology.  The seamless integration into a patient’s electronic health record is unique to our products and we hope to make the process the standard moving forward for the delivery of reports and images from radiology centers.  We believe EHR Lite will help to speed the diagnostic process and significantly reduce patient wait times, while providing a stepping stone to full EHR functionality provided by the MedLink EHR.

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

The forecasts for digital signage hardware and Out-of-Home (“OOH”) video advertising sales recently issued by four independent research firms highlight an industry that has emerged as the dynamic “Fourth Screen” in communications and advertising.  PQ Media stated that within the U.S. market, the industry is expected to grow 11.2 percent to $2.4 billion in 2008 and at a compounded annual growth rate of 12.9 percent from 2007 to 2012.  The market for the “Fourth Screen” has developed as a result of increased direct pharmaceutical marketing regulations to physicians as well as increased disclosure guidelines in Direct-to-Consumer Advertising (“DTCA”).  Thus, major pharmaceutical marketers are now reallocating their marketing budgets to the “Fourth Screen” and patient education forums.

MyMedLinkChart.com

MyMedLinkChart is a personal health record that combines data, knowledge and software tools to help a physician’s patients become active participants in their own healthcare.

Physicians and networks will be able to upload patient charts through MyMedLinkChart.com.  The patient chart, or continuity of care document (“CCD”), will be available to MedLink EHR and EHR Lite users via connectivity to MyMedLinkChart.com.  MyMedLinkChart will provide the patients access to clinical patient data including: clinical problems list, procedures and treatments, family history, social history, insurance data, advanced legal directives, allergy alerts, current and relevant historical medications, immunizations, vital signs, lab results and care plans.

Additionally, per an agreement reached in August with Microsoft Health Solutions Group, MedLink  makes the CCD available to HealthVault users as well via MyMedLinkChart.com.  The integration of MyMedLinkChart with Microsoft’s HealthVault enables patients to view, save and send clinical information from within their HealthVault account, further improving coordination of care.  HealthVault encourages patients to drive demand for physicians to implement EHRs, such as MedLink’s TotalOffice EHR.

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

Significant Market Opportunity
•	Currently, out of the estimated 600,000 physicians in the U.S., only 15-20% are estimated to have employed EHRs for their practice.
•	This market is expected to grow significantly in the next several years as legislation and federal directives drive EHR adoption among physicians.
-	The Bush Administration mandated that physicians switch all patient records to electronic form by 2014. The mandate has received bi-partisan support from Congress and President Obama;
-	Medicare Electronic Medication and Safety Protection Act provides financial incentives for physicians to use e-prescribing systems that have current year CCHIT certification;
-
Medicare Prescription Drug, Improvement, and Modernization Act of 2003 permits hospitals and other organizations to provide e-prescribing and EHR software, information technology and training services to physicians; and

-	Private and public initiatives for healthcare IT adoption have currently made available more than $700 million. The majority of subsidies and grants require current year CCHIT certification.
- More than $20 billion was provided for the adoption of healthcare IT in early 2009

Value-Added Strategic Partners
•	The Company has received endorsements from one of the largest medical associations in the U.S. as well as four New York based medical societies.
•	The Company continues to form valuable strategic partnerships with imaging centers, laboratories, RHIO’s and other facilities through the integration of their systems with the Company’s EHR.

Targeted Installation Base
•	The Company’s value-added partners provide a “captive” base of physicians as customers for the Company’s products.
•	The Company has a focused sales and marketing effort underway to leverage this prime access opportunity to reach these physicians.

Attractive Value Proposition
•
The primary barrier to EHR adoption among physicians is cost.  The Company offers an attractive value proposition through MedLink EHR and EHR Lite.  EHR Lite provides physicians with basic EMR functionality at no upfront cost to the physician, creating a sticking point for later full EHR conversion.

•	The Company’s EHR is priced below competing products with similar services.
•	Quick deployment of the Company’s EHR, makes the product very attractive to physicians and counterparties.

2008 CCHIT Certification
•	The Company’s EHR was one of 8 products which received full certification in October, 2008.
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

The Healthcare Industry Overview

United States healthcare expenditures are a significant and growing component of the U.S. economy, representing $2.1 trillion in 2006, or 16 percent of GDP.  Expenditures increased by 6.5 percent in 2005 and 6.7 percent in 2006 and are expected to almost double to $4.3 trillion and represent nearly 20 percent of GDP, in 2017.1

As an industry, healthcare services are generally provided through a fragmented group of providers that have, in many cases, historically under-invested in administrative and clinical solutions.  The administrative portion of healthcare costs for providers is expected to continue to expand due in part to the increasing complexity in the public and private reimbursement process.  Thus, a greater administrative burden is being placed on providers, or physicians, to accurately report and document healthcare services provided to the patient.  This is further compounded by the fact that many providers, which are grouped in small physician practices, lack the technological infrastructure and human resources to bill, collect and obtain full reimbursement for their services, and instead rely on inefficient, labor-intensive processes to perform these functions.  Healthcare is a relatively information-intensive industry and the lack of information technology adoption by healthcare providers has resulted in a largely paper-based records system that is inefficient and time-consuming.  Industry experts believe there is significant potential to transform a paper-based system into electronic records system and then leverage the resulting information with analytics to provide better care with lower administrative costs.

Payment for healthcare services generally occurs through complex and frequently changing reimbursement mechanisms involving multiple parties, such as commercial payors (insurance companies) and government payors (Medicare and Medicaid programs).  The federal government contributed 46 percent of healthcare payments in 2006 and government mandates continue to increase the complexity of the reimbursement process.  In addition, private insurance accounts for 35 percent of healthcare payments in 2006 and tends to follow the government’s reimbursement policies, which adds another layer of reimbursement complexity.  Despite significant consolidation among private payers in recent years, claims systems have often not been sufficiently integrated, resulting in persistently high costs associated with administering these plans.  Government payers also continue to introduce more complex rules to align payments with the appropriate care provided.  As a result, the Company believes payers and providers will continue to seek solutions that automate and simplify the administrative and clinical processes of healthcare.

Peter R. Orszag, Director of the United States Congressional Budget Office, recently said, “health care represents the central fiscal challenge facing the nation.” Sometime in President-elect Obama’s first term, Medicare Part A (hospital insurance) is expected to turn cash flow negative.  If Medicare had to be accounted for similar to that of a company pension fund, it would be under funded by $34 trillion.  In order to solve this problem, the government is promoting higher investment in HIT and President-elect Obama pledged to spend $10 billion annually for five years to improve HIT adoption by healthcare providers, which is a core component of his plan to improve the U.S. healthcare system.

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

Electronic Health Records

The main market driver which is leading to EHR adoption is President Bush’s federal mandate that all physicians utilize electronic health records by 2014.  President Obama has reiterated the need for greater investment in HIT and supports the Bush Administration’s mandate.  President Obama has pledged to spend $10 billion a year over five years to invest in HIT.  Furthermore, HIT spending was included as one of the five components of the Economic Recovery Plan.

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

State Initiatives

From January 2007 to August 2008, more than 370 bills with provisions relating to HIT were introduced by state legislators according to the National Conference of State Legislatures.  During this same time frame, 132 bills were enacted in 44 states and the District of Columbia.  Of the 132 bills that were passed, a majority of the legislation focused on five policy trends: planning; targeted financing initiative; updated privacy laws to facilitate health information exchange; promoting health information exchange; and advancing adoption and use. Thus, States are pursuing a “carrot and stick” approach by providing mandates, but also encouraging adoption through financial incentives to the physician through grants and reimbursement as well as actively convening stakeholders to promote market acceptance.

Regional Health Information Organizations

As part of its growth strategy to expand its customer base and rapidly increase revenues, MedLink has submitted responses to request for proposals for inclusion as a preferred vendor to a number of Regional Health Information Organizations (“RHIO”).    MedLink is various stages of a targeted marketing plan with several RHIOs as RHIOs are quickly becoming key intermediaries to support federal and state financial incentive programs by allocating subsidies and grants to physicians in order to pay for EHR software and installation.  The Company has responded to several Requests for Quotations (“RFQs”), was invited to various interview rounds and has demonstrated its EHR products with some of the following organizations: Primary Care Information Project (1,400 physicians & $60mm in EHR grants); The American College of Physicians (126,000 physicians); Western New York Clinical Information Exchange (a.k.a. HealtheLink – 3,000 physicians & $5.2mm in EHR grants); Interboro RHIO (150 physicians & $7.7mm in EHR grants); Long Island Patient Information Exchange (5,000 physicians & $19mm in EHR grants); and State Volunteer Mutual Insurance Company (17,000 physicians). Public and private initiatives have currently made available more than $700 million in initiatives for HIT adoption of EHR software and implementation costs.  MedLink expects to receive endorsements from several RHIOs located in the New York regional area representing approximately $104.6 million in EHR initiatives. Prior to receiving 2008 CCHIT certification, MedLink was not eligible to participate as a vendor to RHIOs.  Since the Company’s CCHIT certification, it has begun to aggressively submit RFQs to these organizations.  RHIO participation is a key component of MedLink’s growth strategy and is consistent with the Company’s business model to provide low-cost products to physicians.

An example of a RHIOs’ impact on an EHR company is E-Clinical Works’ endorsement from Primary Care Information Project as a result of their 2006 CCHIT certification.  E-Clinical received several such endorsements and was able to realize revenue growth of $7 million to $60 million in just three years.

Pay for Performance

The CMS, as well as commercial and private payers, are continuing to focus on linking medical care payments to quality and safety, an approach commonly referred to as “pay for performance”.  Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety.  Based on CMS’ final rule for changes to the 2008 inpatient prospective payment system, there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines.  This change, effective in October 2008, is a positive factor for the HIT industry because ensuring compliance with evidence-based guidelines is far easier for organizations with an HIT system.  Additionally, an expected increase in the number of diagnosis-related groups that are used to determine reimbursement to providers will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and submit care charges for reimbursement.

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

At the end of October 2008, Blue Cross Blue Shield of Massachusetts (“BCBSMA”) decided to require physicians to electronically prescribe medications in order to qualify for any of its physician incentive programs effective January 1, 2011.  Additionally, BCBSMA plans to help doctors by supporting a number of new licenses in 2009.  The initiative addresses recent “pay for performance” e-prescribing measures, coming one year before the CMS deadline for prescribing without penalty.

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

Competition

The market for HIT solutions and services is intensely competitive, rapidly evolving and subject to swift technological change.  The Company’s principal existing competitors in the physician healthcare information enterprise systems include: Allscripts, Athenahealth, E-Clinical, and Greenway Medical, each of which offers a suite of software solutions and services that compete with many of the Company’s software solutions and services in the physician practice market.  In addition, the Company expects that major software information systems companies, large information technology consulting service providers, system integrators, managed care companies and others specializing in the security industry may offer competitive software solutions or services.

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

MedLink TotalOffice EHR meets all industry standards set by CCHIT for 2008 and is well positioned against the offerings of MedLink’s closest competitors.

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

		Less than
	Total	1 year	1-3 years

Operating Lease Obligation	$850,992	$129,500	$460,032

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

Recent Business Developments

CBS Radio

MedLink is currently working CBS Radio, to develop a comprehensive e-Health portal for patients with access to more than 5,000 medical topics designed for medical education and information on more than 1,200 medications.  MedLink and CBS Radio recently signed a definitive agreement for strategic partnership to establish MyMedLinkChart as the health internet portal/website for six of CBS Radio’s New York affiliate stations to be launched in during the 2nd quarter of 2009.  The partnership is expected to expand to CBS Radio’s 150 broadcast affiliates in 35 cities nationwide within the next 18-24 months, creating an immediate presence and demand for MyMedLinkChart as well as create a “brand” for MedLink's products.  MyMedLinkChart will likely resemble WebMD’s health website, which provides health information services to consumers, physicians, healthcare professionals, employers, and health plans through its public and private online portals. The partnership represents a significant advertising revenue sharing opportunity for MedLink as an estimated 4,000,000 monthly users visit just one of CBS Radio’s websites, 1010 WINS., as compared top WebMD, that averages 15,000,000 monthly visitors to its portals.

Zwanger-Perisi Radiology

In March of 2009, MedLink signed an agreement with Zwanger-Perisi Radiology, an Imaging group that operated eight (8) diagnostic imaging centers in New York to provide referring providers of Zwanger the MedLink EHR Lite.  Under the terms of the agreement Zwanger will pay to MedLink annual integration fee’s per provider for MedLink to deliver Zwanger DICOM studies and related reports.

New Corporate Headquarters

In March 2009, MedLink moved to new corporate headquarters in Ronkonkoma, NY.  The new office increases MedLink’s headquarters from 4,000 square feet to 7,400 square feet.  The additional office space is leased through 2014 and will meet the company’s growth needs.  The new office is located in a free trade zone in the town Of Islip, NY, reducing the overall cost for the company compare to its previous lease.

Regional Health Information Organization (RHIO)

Since realizing 2008 CCHIT certification the Company has qualified and been approached by numerous RHIO’s to submit RFQ’s.  Currently the MedLink EHR and its related services are finalists for the E-Health Network of Long Island RHIO, Long Island Information Exchange (LIPIX) and Interboro RHIO.  The Company expects decisions from these RHIO’s and other RHIO’s over the course of the 2nd quarter of 2009.

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

The Market for MedLink Products and Services

MedLink believes that the market for its products and services consist of small and medium size medical practices that are looking to reduce their communication costs and increase employee efficiency, however the MedLink EHR is scalable for larger clinics but the company intends to focus on the aforementioned practices.  MedLink believes that the best way to market to these doctors is by establishing a relationship with medical societies, Labs and radiology centers they are affiliated with, as it has done this with Imaging Centers, Labs, VAR’s, and Medical Societies.

Currently, to the extent that MedLink has engaged in any marketing activities, it has focused solely on small to medium sized practices primarily that are affiliated with its Partners.

Customer Dependence

MedLink is in the early stages of its business.  MedLink believes that its future success will be dependent on it developing relationships with medical societies, RHIO’s, labs and radiology centers for access to their doctors.  Without these relationships, MedLink’s business is unlikely to succeed.

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

Health Insurance Portability and Accountability Act (“HIPAA”)

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

General.  The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain healthcare claims and payment transactions.  These regulations are intended to encourage electronic commerce in the healthcare industry and apply directly to health plans, most providers and healthcare clearinghouses (“Covered Entities”).  Certain of our businesses, including some of our operations, are considered Covered Entities under HIPAA and its implementing regulations. Other aspects of our operations are considered a “business associate” under HIPAA, and indirectly impacted by the HIPAA regulations as a result of our contractual obligations to our customers and interactions with other constituents in the healthcare industry that are Covered Entities (“Business Associates”).

Transaction Standards.  The standard transaction regulations established under HIPAA (“Transaction Standards”) mandate certain format and data content standards for the most common electronic healthcare transactions, using technical standards promulgated by recognized standards publishing organizations.  These transactions include healthcare claims, enrollment, payment and eligibility.  The Transaction Standards are applicable to that portion of our business involving the processing of healthcare transactions among payers, providers, patients and other healthcare industry constituents.  Failure to comply with the Transaction Standards may subject us to civil and potentially criminal penalties and breach of contract claims.  The Centers for Medicare & Medicaid Services is responsible for enforcing the Transaction Standards.

Payers and providers who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse to translate between standard and non-standard formats.  As a result, use of a clearinghouse has allowed numerous payers and providers to establish compliance with the Transaction Standards independently and at different times, reducing transition costs and risks.  In addition, the standardization of formats and data standards envisioned by the Transaction Standards has only partially occurred.  Multiple versions of a HIPAA standard claim have emerged as each payer defines for itself what constitutes a “HIPAA-compliant” claim.  To date, payers have published more than 600 different “companion documents” setting forth their individual interpretations and implementation of the government guidelines.

In order to help prevent disruptions in the healthcare payment system, CMS has permitted the use of “contingency plans” under which claims and other covered transactions can be processed, in some circumstances, in either HIPAA standard or legacy formats.  CMS terminated the Medicare contingency plan for incoming claims in 2005.  The Medicare contingency plan for HIPAA transactions, other than claims, remains in effect.  Our contingency plan, pursuant to which we process HIPAA-compliant standard transactions and legacy transactions, as appropriate, based on the needs of our customers, remains in effect. We cannot provide assurance regarding how CMS will enforce the Transaction Standards or how long CMS will permit constituents in the healthcare industry to utilize contingency plans.  We continue to work with payers and providers, healthcare information system vendors and other healthcare constituents to implement fully the Transaction Standards.

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

NPI Standard.  The national provider identifier (“NPI”) regulations established under HIPAA (“NPI Standard”) require providers that transmit any health information in electronic form in connection with a HIPAA-standard transaction to obtain a single, 10 position all-numeric NPI and to use the NPI in standard transactions for which a provider identifier is required.  Health plans and healthcare clearinghouses must use a provider’s NPI to identify the provider on all standard transactions requiring a provider identifier. The NPI Standard took effect on May 23, 2007; however, CMS permitted Covered Entities to use legacy identifiers through May 23, 2008.

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

Software development is time consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles and additional problems that prevent our software from operating properly. Client environments and practice patterns are widely divergent; consequently, there is significant variability in the configuration of our software from client to client, and we are not able to identify, test for, and resolve in advance all issues that may be encountered when clients place the system into use at their facilities. If our software contains errors or does not function consistent with software specifications or client expectations, clients could assert liability claims against us and/or attempt to cancel their contracts with us. These risks are generally more significant for newer software, until it has been used for enough time in enough client locations for us to have addressed issues that are discovered through use in disparate circumstances and environments, and for new installations, until potential issues associated with each new client’s particular environment and configurability are identified and addressed. Due to our ongoing development efforts, at any point in time, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks. It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software comes into use in our client base. If we fail to deliver software with the features and functionality promised to our clients, we could be subject to significant contractual damages and face serious harm to our reputation, and our results of operations could be negatively impacted.

Our software development efforts may be inefficient or ineffective, which could adversely affect our results of operations.

We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new software and enhancements by our competitors to meet the needs of clients. As a result, our future success will depend in part upon our ability to enhance our existing software and services, and to timely develop and introduce competing new software and services with features and pricing that meet changing client and market requirements. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test, and introduce into use. This can take longer than we expect. We may encounter unanticipated difficulties that require us to re-direct or scale-back our efforts and we may need to modify our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. These factors place significant demands upon our software development organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. If we do not manage our development efforts efficiently and effectively, we may fail to produce, or timely produce, software that responds appropriately to our clients’ needs, or we may fail to meet client expectations regarding new or enhanced features and functionality.

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

Our software strategy is substantially dependent upon Microsoft’s .NET Framework and other Microsoft technologies. If Microsoft were to cease actively supporting .NET or other technologies that we use, fail to update and enhance them to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies or make them unavailable to us, we could be required to invest significant resources in re-engineering our software. This could lead to lost or delayed sales, loss of functionality; client costs associated with platform changes, unanticipated development expenses and harm our reputation, and would cause our financial results and business to suffer.

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

Some of our software is complex and requires a lengthy and expensive implementation process. Implementation also requires our clients to make a substantial commitment of their own time and resources and to make significant organizational and process changes, and if our clients are unable to fulfill their implementation responsibilities in a timely fashion, our projects may be delayed or become less profitable. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failures by us or the client to meet our respective implementation responsibilities or other factors. Because of the complexity of the implementation process, delays are sometimes difficult to attribute solely to us or the client. Implementation delays could motivate clients to delay payments or attempt to cancel their contracts with us or seek other remedies from us. Any inability or perceived inability to implement our software consistent with a client’s schedule could harm our reputation and be a competitive disadvantage for us as we pursue new business. Our ability to improve sales depends upon many factors, including successful and timely completion of implementation and successful use of our software in live environments by clients who are willing to become reference sites for us.

Implementation costs may exceed our expectations, which can negatively affect our operating results.

Each client’s circumstances may include unforeseen issues that make it more difficult or costly than anticipated to implement our software. As a result, we may fail to project, price or manage our implementation services correctly. If we do not have sufficient qualified personnel to fulfill our implementation commitments in a timely fashion, related revenue may be delayed, and if we must supplement our capabilities with third-party consultants, which are generally more expensive, our costs will increase. Similarly, our operating results will be negatively affected if our personnel take longer than budgeted to implement our solutions.

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

RISKS RELATED TO OUR INFORMATION TECHNOLOGY (“IT”) OR TECHNOLOGY SERVICES

Various risks could interrupt clients’ access to their data residing in our service center, exposing us to significant costs and other liabilities.

We provide remote hosting services that involve running our software and third-party vendors’ software for clients in our Technology Solutions Center. The ability to access the systems and the data that the Technology Solution Center hosts and supports on demand is critical to our clients. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; and (iv) computer viruses, hacking and similar disruptive problems. We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions may not protect against all problems. If clients’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of medical care. We maintain disaster recovery and business continuity plans that rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could fail to fulfill our contractual service commitments, which could result in a loss of revenue and liability under our client contracts. Furthermore, any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

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

We and our clients need consent from some third-party software providers as a condition to running the providers’ software in our service center, or to allow our employees who work in client locations under facilities management arrangements to have access to their software. Vendors’ refusal to give such consents, or insistence upon unreasonable conditions to such consents, could reduce our revenue opportunities and make our IT or technology services less viable for some clients.

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

The principal factors that affect competition within our market include software functionality, performance, flexibility and features, use of open industry standards, speed and quality of implementation and client service and support, company reputation, price and total cost of ownership. We anticipate continued consolidation in both the information technology and healthcare industries and large integrated technology companies may become more active in our markets, both through acquisition and internal investment. There are a finite number of hospitals and other healthcare providers in our target market. As costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in software and services like ours, market saturation may change the competitive landscape in favor of larger competitors with greater scale.

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

The healthcare industry faces significant financial constraints. For example, managed healthcare puts pressure on healthcare organizations to reduce costs, and regulatory changes and payor requirements have reduced reimbursements to healthcare organizations.  Federal, state and local governments and private payors are imposing requirements that may have the effect of reducing payments to healthcare organizations. Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients’ information technology budgets, which in part depends on the client’s cash generation and access to other sources of liquidity. Recent financial market disruptions have adversely affected the availability of external financing, and led to tighter lending standards and volatile interest rates. These factors can reduce access to cash for our clients and potential clients. In addition, many of our clients’ budgets rely in part on investment earnings, which decrease when portfolio investment values decline. Economic factors are causing many clients to take a conservative approach to investments, including the purchase of systems like we sell. If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected and our revenue could fall short of our expectations. Challenging economic conditions also may impair the ability of our clients to pay for our software and services for which they have contacted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

For example, the Certification Commission for Healthcare Information Technology, or CCHIT, is developing comprehensive sets of criteria for the functionality, interoperability, and security of healthcare software in the U.S. Achieving CCHIT certification is evolving as a de facto competitive requirement, resulting in increased research and development expense to conform to these requirements. Similar dynamics are evolving in international markets. CCHIT requirements may diverge from our software’s characteristics and our development direction. We may choose not to apply for CCHIT certification of certain modules of our software or to delay applying for certification. The CCHIT application process requires conformity with 100% of all criteria applicable to each module in order to achieve certification and there is no assurance that we will receive or retain certification for any particular module notwithstanding application. Certification for a software module lasts for two years and must then be re-secured, and certification requirements evolve, so even certifications we receive may be lost.

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

We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	the performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;
•	the cost, timeliness and outcomes of our software development and implementation efforts, including expansion of our development center in India;
•	the timing, size and complexity of our software sales and implementations;
•	healthcare industry conditions and the overall demand for healthcare information technology;
•	variations in periodic software license revenues;
•	the financial condition of our clients and potential clients;
•	market acceptance of new services, software and software enhancements introduced by us or our competitors;
•	client decisions regarding renewal or termination of their contracts;

•	software and price competition;
•	investment required to support our international expansion efforts;
•	personnel changes and other organizational changes and related expenses;
•	significant judgments and estimates made by management in the application of generally accepted accounting principles;
•	healthcare reform measures and healthcare regulation in general;
•	lower investment returns due to recent disruptions in U.S. and international financial markets; and
•	fluctuations in general economic and financial market conditions, including interest rates.

It is difficult to predict the timing of revenues that we receive from software sales, because the sales cycle can vary depending upon several factors. These include the size and terms of the transaction, the changing business plans of the client, the effectiveness of the client’s management, general economic conditions and the regulatory environment. In addition, the timing of our revenue recognition could vary considerably depending upon whether our clients license our software under our subscription. Because a significant percentage of our expenses are relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. Investors should not rely on these comparisons as indicators of future performance.

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

We provide software and content that provides information and tools for use in clinical decision-making, provides access to patient medical histories and assists in creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians or their patients. The assertion of such claims, whether or not valid, and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our software. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve all system rules and protocols. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon our client’s patients, or may not otherwise protect us from liability for damages. We maintain general liability and errors and omissions insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

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

Some of the software modules we offer to clients are provided by third parties. We often rely upon these third parties to produce software that meets our clients’ needs and to implement and maintain that software. If these third parties are unable or unwilling to fulfill their responsibilities, our relationships with affected clients could be impaired, and we could be responsible to clients for the failures. We might not be able to recover from these third parties for any or all of the costs we incur as a result of their failures.

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

An important element of our business strategy has been expansion through acquisitions and while there is no assurance that we will identify and complete any future acquisitions, any acquisitions would involve a number of risks, including the following:

•	The anticipated benefits from the acquisition may not be achieved, including as a result of loss of customers or personnel of the target.
•
The identification, acquisition and integration of acquired businesses require substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business.

•
The identification, acquisition and integration of acquired businesses requires significant investment, including to harmonize product and service offerings, expand management capabilities and market presence, and improve or increase development efforts and software features and functions.

•	In future acquisitions, we could issue additional shares of our common stock, incur additional indebtedness or pay consideration in excess of book value, which could dilute future earnings.
•	Acquisitions also expose us to the risk of assumed known and unknown liabilities.
•	New business acquisitions generate significant intangible assets that result in substantial related amortization charges to us and possible impairments.

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

Our independent auditor prepared a report for the Company’s financial statements for the year ended December 31, 2008. The report states we might not be able to continue as a going concern. A “going-concern” opinion indicates that the financial statements are prepared assuming the business will continue as a going-concern, but there can be no guarantee that it will continue as a going concern.

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

Item 1B.                      Unresolved Staff Comments

Not Applicable

Item 2.                                 Properties

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

Item 4.                                Submission of Matters to a Vote of Security Holders

During the Calendar year of 2008 there was no submission of matter to a vote by the Company’s shareholders

Part II

Item 5.                                Market for Registrants Common Equity and Related Stockholder Matters.

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

(a)	Equity Compensation Plan Information

(b)
The following table contains information concerning the Company's only existing equity compensation plans which cover certain officers, employees and consultants.  Each of the officers and consultants entered into an agreement with the Company for the provision of services which obligates the Company to pay option compensation.

(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1)	2,000,000 (2,)	$0.415	2,000,000 (1) 7,603,013 (1)
Total	2,000,000		9,603,013

(1)           On January 1, 2006, the Company entered into an employment agreement with Mr. Vuono for him to serve as the Company’s Chief Executive Officer.  The term of the agreement is for five years and it provides for a salary of $187,190 in cash compensation.  Mr Vuono has agreed to accept shares in lieu of his salary which amounted to 1,376,400 shares in 2008.  In January of 2007, the board of Directors approved a 20% raise in Mr. Vuono’s salary which Mr. Vuono has the option to take in stock compensation lieu of cash.  Pursuant to the employment agreement Mr. Vuono is to receive 480,000 options of the Company’s common stock on the first business day of the year at an exercise price equal to the fair market value of the Company’s common stock on that date.  The options are to have a ten-year term.  The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Vuono is terminated for cause or leaves the Company prior to the end of the term.  The vesting period is accelerated in the event of a change in control of the Company.

On January 1, 2006, the Company entered into an employment agreement with Mr. Rose for him to serve as the Company’s Chief Financial Officer.  The term of the agreement is for five years and it provides for a salary of $158,400 in cash compensation.  Mr. Rose has agreed to accept shares in lieu of his salary which amounted to 1,164,707 shares in 2008.  In January of 2007, the board of Directors approved a 20% raise in Mr. Rose’s salary which Mr. Rose has the option to take in stock compensation lieu of cash.  Pursuant to the employment agreement Mr. Rose is to receive 400,000 options of the Company’s common stock on the first business day of the year at an exercise price equal to the fair market value of the Company’s common stock on that date.  The options are to have a ten-year term.  The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Rose is terminated for cause or leaves the Company prior to the end of the term.  The vesting period is accelerated in the event of a change in control of the Company.

On January 1, 2006, the Company entered into an employment agreement with Mr. Kim for him to serve as the Company’s Chief Technology Officer.  The term of the agreement is for five years and it provides for a salary of $46,080 in cash compensation.  Mr. Kim has agreed to accept shares in lieu of his salary which amounted to 338,824 shares in 2008.  In January of 2007, the board of Directors approved a 20% raise in Mr. Kim’s salary which Mr. Kim has the option to take in stock compensation lieu of cash.  Pursuant to the employment agreement Mr. Kim is to receive 120,000 options of the Company’s common stock on the first business day of the year at an exercise price equal to the fair market value of the Company’s common stock on that date.  The options are to have a ten-year term.  The common stock and options each have a two year vesting period during which they will be forfeited if Mr. Kim is terminated for cause or leaves the Company prior to the end of the term.  The vesting period is accelerated in the event of a change in control of the Company.

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

2,000,000

(3)           Consists of the following number of shares of common stock which can be issued to the following persons in 2008, 2009 and 2010 pursuant to their employment agreements dated January 1, 2006:

	Salary	Salary	Salary
	2008	2009	2010
Ray Vuono	1,376,400	1,651,680	1,982,016
James Rose	1,164,707	1,397,648	1,677,177
Konrad Kim	338,824	406,585	487,907

Totals	2,879,931	3,455,913	4,147,100

(4) Consists of the following number of shares of common stock options which can be exercised by the following persons in 2008, 2009 and 2010 pursuant to their employment agreements dated January 1, 2006:

	Options	Options	Options
	2008	2009	2010
Ray Vuono	480,000	480,000	480,000
James Rose	400,000	400,000	400,000
Konrad Kim	120,000	120,000	120,000
Totals	1,000,000	1,000,000	1,000,000

Recent sales of unregistered securities

In 2008, the Company entered into various subscription agreements for private placements in the amount of $490,000 to purchase 971,593 shares of the Company’s stock for an average purchase price per share of $0.50 a share.

In 2008, the Company issued 2,407,000 shares of the Company’s stock in exchange for consulting services and marketing services to various consultants. The shares were valued at the closing stock price of the Company’s common shares on the dates of the agreements.

In 2008, three employees of the Company exercised their options to purchase 117,639 shares of the Company’s stock for $35,292.

The Company has employment agreements with three individuals.  The individuals serve as the Company’s Chief Executive Officer, Chief Financial Officer and Chief Technical Officer.  The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation.  The three individuals received a 20% raise for 2008, resulting in cash compensation of $391,670 and agreed to accept 2,879,931 shares of the Company’s common stock in lieu of salary.  The executives also received an option to purchase 1,000,000 shares of the Company’s common stock.  The exercise price of the options shall be the fair value market value of the common stock and options each have a two year vesting period during which they will be forfeited if the employee is terminated for cause or leaves the Company prior to the end of the term.  The vesting period is accelerated in the event of a change in control of the Company.

Item 6.                                 Selected Financial Data

The financial statements of the Company appear under Item 8. of this report.

Item 7.                                 Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

During the year ended December 31, 2008, MedLink continued to progress, increasing revenues more than 70% percent when compared to the same period in 2007.  2008 was highlighted by the MedLink EHR TotalOffice receiving 2008 CCHIT certification, along with 7 other company’s in October of 2008.  The realization of 2008 CCHIT certification was extremely significant for the company, putting the company on par from a product functionality stand point with market leaders such as Allscripts, McKesson, Quality Systems, NextGen and E-ClinicalWorks.  2008 CCHIT Certification has resulted in increased business developments opportunities to the Company that previously weren’t available to due the lack of certification.  Primarily the opportunity to work with Regional Health Information Organizations (RHIO’s), that are regional non-for-profit organizations generally funded through state healthcare IT initiatives, that support financially the medical community in the advancement of Healthcare IT through the adoption of Electronic Health Records.

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

Recent Business Developments

CBS Radio

MedLink is currently working with CBS Radio, to develop a comprehensive e-Health portal for patients with access to more than 5,000 medical topics designed for medical education and information on more than 1,200 medications.  MedLink and CBS Radio recently signed a definitive agreement for strategic partnership to establish MyMedLinkChart as the health internet portal/website for six of CBS Radio’s New York affiliate stations to be launched in during the 2nd quarter of 2009.  The partnership is expected to expand to CBS Radio’s 150 broadcast affiliates in 35 cities nationwide within the next 18-24 months, creating an immediate presence and demand for MyMedLinkChart as well as create a “brand” for MedLink's products.  MyMedLinkChart will likely resemble WebMD’s health website, which provides health information services to consumers, physicians, healthcare professionals, employers, and health plans through its public and private online portals. The partnership represents a significant advertising revenue sharing opportunity for MedLink as an estimated 4,000,000 monthly users visit just one of CBS Radio’s websites, 1010 WINS., as compared top WebMD, which averages 15,000,000 monthly visitors to its portals.

Zwanger-Perisi Radiology

In March of 2009, MedLink signed an agreement with Zwanger-Perisi Radiology, an Imaging group that operates eight (8) diagnostic imaging centers in New York to provide referring providers of Zwanger the MedLink EHR Lite.  Under the terms of the agreement Zwanger will pay to MedLink annual integration fee’s per provider for MedLink to deliver Zwanger DICOM studies and related reports.

New Corporate Headquarters

In March 2009, MedLink moved to new corporate headquarters in Ronkonkoma, NY.  The new office increases MedLink’s headquarters from 4,000 square feet to 7,400 square feet.  The additional office space is leased through 2014 and will meet the company’s growth needs.  The new office is located in a free trade zone in the Town Of Islip, NY, reducing the overall cost for the company compare to its previous lease.

Regional Health Information Organization (RHIO)

Since realizing 2008 CCHIT certification the Company has qualified and been approached by numerous RHIO’s to submit FRS’s.  Currently the MedLink EHR and its related services are finalists for the E-Health Network of Long Island RHIO, Long Island Information Exchange (LIPIX), Interboro RHIO and Western New York Clinical Information Exchange .  The Company expects final decisions from these RHIO’s and other RHIO’s over the course of the 2nd quarter of 2009.

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

There are currently more than 200 MedLink TV’s installed in 7 states and we continue to receiving an overwhelming amount of requests for MedLink TV service.  The response to the Medical society endorsements has been overwhelmingly positive.   We are continuing to increase efficiencies in the installation process and will soon be rolling out improved network infrastructure.  With increased restrictions on the ability for Pharma to market to the general public and physicians, many industry experts view digital signage as the solution for Pharma advertising/patient education programs.

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

MedLink International, Inc. is a Delaware corporation.  The Company’s Class A Common Stock trades on the Over-the Counter Bulletin Board under the symbol “MLKNA.OB” and its Class B Common Stock trades on the Frankfurt Stock Exchange under the symbol “WM6B”.

The Company’s web site address is www.medlinkus.com.

The MedLink Vision:

Our goal is to create one of the largest hub for health records in the United States.  We plan to achieve this by meeting our stated mission statement below.

“We will offer the medical community applications and services that we believe will ease accessibility to information related to patient care through the creation of a secure digital environment, while making it accessible to institutions both large and small at an affordable price in order to achieve the highest level of participation.”

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

 MedLink Product Offerings

MedLink TotalOffice EHR 3.1

MedLink’s core product offering is its MedLink TotalOffice EHR (“MedLink EHR”), a 2008 CCHIT Certified product.   The MedLink EHR is a healthcare information enterprise system that provides physician practices with electronic access and control over patient records.  It enables the primary provider to easily manage the process of creating, maintaining and adding to patient electronic health records.  TotalOffice EHR contains the patient's demographic information, notes, appointments, lab results, prescriptions, documents, history of visits, as well as all insurance and financial information.  It is also designed to centralize the patient's medical records and streamline the diagnostic and treatment process while connecting the physician seamlessly with outside resources such as radiology centers, labs, pharmacies and insurance companies.  MedLink EHR includes a billing application which enables the product to achieve full revenue cycle management capabilities.

A key feature of the MedLink EHR is the MedLink Virtual Private Network (“MedLink VPN”).The MedLink VPN allows physician practices to securely communicate with each other and remotely access and retrieve patient records, lab results, X-Rays, CAT Scans and other Personal Health Information (“PHI”).  The data is stored and replicated in two separate data centers located in different regions of New York.  The system is compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and HL7.  The MedLink VPN also incorporates streaming video technology, enabling remote viewing of procedures or delivery of continuing education or training materials by a hospital to its doctors and staff, and communications software allowing for secure messaging among hospital personnel.

MedLink TotalOffice can improve healthcare quality and reduce costs by preventing medical errors, reduce paperwork and reduce administrative inefficiencies.  Additionally, it automates administrative workflow, including scheduling, patient billing and collection and claims management.

MedLink EHR Lite

The MedLink EHR Lite (“EHR Lite”) works in conjunction with the MedLink EHR for referring physicians to view radiology reports and images, submit and receive lab results and to prescribe medications electronically.  The referring physicians of radiology centers and laboratories affiliated with MedLink and the Company’s Strategic Partners utilize the EHR Lite, free of charge, to view current and past reports on their patients enabling them to generate a more accurate electronic health record of their patients, while providing the practice with additional functionality such as scheduling, tasks, patient chart, e-prescription, e-labs and e-radiology.  The seamless integration into a patient’s electronic health record is unique to our products and we hope to make the process the standard moving forward for the delivery of reports and images from radiology centers.  We believe EHR Lite will help to speed the diagnostic process and significantly reduce patient wait times, while providing a stepping stone to full EHR functionality provided by the MedLink EHR.

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

The forecasts for digital signage hardware and Out-of-Home (“OOH”) video advertising sales recently issued by four independent research firms highlight an industry that has emerged as the dynamic “Fourth Screen” in communications and advertising.  PQ Media stated that within the U.S. market, the industry is expected to grow 11.2 percent to $2.4 billion in 2008 and at a compounded annual growth rate of 12.9 percent from 2007 to 2012.  The market for the “Fourth Screen” has developed as a result of increased direct pharmaceutical marketing regulations to physicians as well as increased disclosure guidelines in Direct-to-Consumer Advertising (“DTCA”).  Thus, major pharmaceutical marketers are now reallocating their marketing budgets to the “Fourth Screen” and patient education forums.

MyMedLinkChart.com

MyMedLinkChart is a personal health record that combines data, knowledge and software tools to help a physician’s patients become active participants in their own healthcare.

Physicians and networks will be able to upload patient charts through MyMedLinkChart.com.  The patient chart, or continuity of care document (“CCD”), will be available to MedLink EHR and EHR Lite users via connectivity to MyMedLinkChart.com.  MyMedLinkChart will provide the patients access to clinical patient data including: clinical problems list, procedures and treatments, family history, social history, insurance data, advanced legal directives, allergy alerts, current and relevant historical medications, immunizations, vital signs, lab results and care plans.

Additionally, per an agreement reached in August with Microsoft Health Solutions Group, MedLink  makes the CCD available to HealthVault users as well via MyMedLinkChart.com.  The integration of MyMedLinkChart with Microsoft’s HealthVault enables patients to view, save and send clinical information from within their HealthVault account, further improving coordination of care.  HealthVault encourages patients to drive demand for physicians to implement EHRs, such as MedLink’s TotalOffice EHR.

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

Significant Market Opportunity
•	Currently, out of the estimated 600,000 physicians in the U.S., only 15-20% are estimated to have employed EHRs for their practice.
•	This market is expected to grow significantly in the next several years as legislation and federal directives drive EHR adoption among physicians.
-	The Bush Administration mandated that physicians switch all patient records to electronic form by 2014. The mandate has received bi-partisan support from Congress and President Obama;
-	Medicare Electronic Medication and Safety Protection Act provides financial incentives for physicians to use e-prescribing systems that have current year CCHIT certification;
-
Medicare Prescription Drug, Improvement, and Modernization Act of 2003 permits hospitals and other organizations to provide e-prescribing and EHR software, information technology and training services to physicians; and

-	Private and public initiatives for healthcare IT adoption have currently made available more than $700 million. The majority of subsidies and grants require current year CCHIT certification.
- More than $20 billion was provided for the adoption of healthcare IT in early 2009

Value-Added Strategic Partners
•	The Company has received endorsements from one of the largest medical associations in the U.S. as well as four New York based medical societies.
•	The Company continues to form valuable strategic partnerships with imaging centers, laboratories, RHIO’s and other facilities through the integration of their systems with the Company’s EHR.

Targeted Installation Base
•	The Company’s value-added partners provide a “captive” base of physicians as customers for the Company’s products.
•	The Company has a focused sales and marketing effort underway to leverage this prime access opportunity to reach these physicians.

Attractive Value Proposition
•
The primary barrier to EHR adoption among physicians is cost.  The Company offers an attractive value proposition through MedLink EHR and EHR Lite.  EHR Lite provides physicians with basic EMR functionality at no upfront cost to the physician, creating a sticking point for later full EHR conversion.

•	The Company’s EHR is priced below competing products with similar services.
•	Quick deployment of the Company’s EHR, makes the product very attractive to physicians and counterparties.

2008 CCHIT Certification
•	The Company’s EHR was one of 8 products which received full certification in October, 2008.
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

The Healthcare Industry Overview

United States healthcare expenditures are a significant and growing component of the U.S. economy, representing $2.1 trillion in 2006, or 16 percent of GDP.  Expenditures increased by 6.5 percent in 2005 and 6.7 percent in 2006 and are expected to almost double to $4.3 trillion and represent nearly 20 percent of GDP, in 2017.2

As an industry, healthcare services are generally provided through a fragmented group of providers that have, in many cases, historically under-invested in administrative and clinical solutions.  The administrative portion of healthcare costs for providers is expected to continue to expand due in part to the increasing complexity in the public and private reimbursement process.  Thus, a greater administrative burden is being placed on providers, or physicians, to accurately report and document healthcare services provided to the patient.  This is further compounded by the fact that many providers, which are grouped in small physician practices, lack the technological infrastructure and human resources to bill, collect and obtain full reimbursement for their services, and instead rely on inefficient, labor-intensive processes to perform these functions.  Healthcare is a relatively information-intensive industry and the lack of information technology adoption by healthcare providers has resulted in a largely paper-based records system that is inefficient and time-consuming.  Industry experts believe there is significant potential to transform a paper-based system into electronic records system and then leverage the resulting information with analytics to provide better care with lower administrative costs.

Payment for healthcare services generally occurs through complex and frequently changing reimbursement mechanisms involving multiple parties, such as commercial payors (insurance companies) and government payors (Medicare and Medicaid programs).  The federal government contributed 46 percent of healthcare payments in 2006 and government mandates continue to increase the complexity of the reimbursement process.  In addition, private insurance accounts for 35 percent of healthcare payments in 2006 and tends to follow the government’s reimbursement policies, which adds another layer of reimbursement complexity.  Despite significant consolidation among private payers in recent years, claims systems have often not been sufficiently integrated, resulting in persistently high costs associated with administering these plans.  Government payers also continue to introduce more complex rules to align payments with the appropriate care provided.  As a result, the Company believes payers and providers will continue to seek solutions that automate and simplify the administrative and clinical processes of healthcare.

Peter R. Orszag, Director of the United States Congressional Budget Office, recently said, “health care represents the central fiscal challenge facing the nation.” Sometime in President-elect Obama’s first term, Medicare Part A (hospital insurance) is expected to turn cash flow negative.  If Medicare had to be accounted for similar to that of a company pension fund, it would be underfunded by $34 trillion.  In order to solve this problem, the government is promoting higher investment in HIT and President-elect Obama pledged to spend $10 billion annually for five years to improve HIT adoption by healthcare providers, which is a core component of his plan to improve the U.S. healthcare system.

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

Electronic Health Records

The main market driver which is leading to EHR adoption is President Bush’s federal mandate that all physicians utilize electronic health records by 2014.  President Obama has reiterated the need for greater investment in HIT and supports the Bush Administration’s mandate.  President Obama has pledged to spend $10 billion a year over five years to invest in HIT.  Furthermore, HIT spending was included as one of the five components of the Economic Recovery Plan.

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

State Initiatives

From January 2007 to August 2008, more than 370 bills with provisions relating to HIT were introduced by state legislators according to the National Conference of State Legislatures.  During this same time frame, 132 bills were enacted in 44 states and the District of Columbia.  Of the 132 bills that were passed, a majority of the legislation focused on five policy trends: planning; targeted financing initiative; updated privacy laws to facilitate health information exchange; promoting health information exchange; and advancing adoption and use. Thus, States are pursuing a “carrot and stick” approach by providing mandates, but also encouraging adoption through financial incentives to the physician through grants and reimbursement as well as actively convening stakeholders to promote market acceptance.

Regional Health Information Organizations

As part of its growth strategy to expand its customer base and rapidly increase revenues, MedLink has submitted responses to request for proposals for inclusion as a preferred vendor to a number of Regional Health Information Organizations (“RHIO”).    MedLink is various stages of a targeted marketing plan with several RHIO’s as RHIO’s are quickly becoming key intermediaries to support federal and state financial incentive programs by allocating subsidies and grants to physicians in order to pay for EHR software and installation.  The Company has responded to several Requests for Quotations (“RFQs”), was invited to various interview rounds and has demonstrated its EHR products with some of the following organizations: Primary Care Information Project (1,400 physicians & $60mm in EHR grants); The American College of Physicians (126,000 physicians); Western New York Clinical Information Exchange (a.k.a. HealtheLink – 3,000 physicians & $5.2mm in EHR grants); Interboro RHIO (150 physicians & $7.7mm in EHR grants); Long Island Patient Information Exchange (5,000 physicians & $19mm in EHR grants); and State Volunteer Mutual Insurance Company (17,000 physicians). Public and private initiatives have currently made available more than $700 million in initiatives for HIT adoption of EHR software and implementation costs.  MedLink expects to receive endorsements from several RHIO’s located in the New York regional area representing approximately $104.6 million in EHR initiatives. Prior to receiving 2008 CCHIT certification, MedLink was not eligible to participate as a vendor to RHIO’s.  Since the Company’s CCHIT certification, it has begun to aggressively submit RFQs to these organizations.  RHIO participation is a key component of MedLink’s growth strategy and is consistent with the Company’s business model to provide low-cost products to physicians.

An example of a RHIO’s’ impact on an EHR company is E-Clinical Works’ endorsement from Primary Care Information Project as a result of their 2006 CCHIT certification.  E-Clinical received several such endorsements and was able to realize revenue growth of $7 million to $60 million in just three years.

Pay for Performance

The CMS, as well as commercial and private payers, are continuing to focus on linking medical care payments to quality and safety, an approach commonly referred to as “pay for performance”.  Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety.  Based on CMS’ final rule for changes to the 2008 inpatient prospective payment system, there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines.  This change, effective in October 2008, is a positive factor for the HIT industry because ensuring compliance with evidence-based guidelines is far easier for organizations with an HIT system.  Additionally, an expected increase in the number of diagnosis-related groups that are used to determine reimbursement to providers will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and submit care charges for reimbursement.

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

At the end of October 2008, Blue Cross Blue Shield of Massachusetts (“BCBSMA”) decided to require physicians to electronically prescribe medications in order to qualify for any of its physician incentive programs effective January 1, 2011.  Additionally, BCBSMA plans to help doctors by supporting a number of new licenses in 2009.  The initiative addresses recent “pay for performance” e-prescribing measures, coming one year before the CMS deadline for prescribing without penalty.

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

Competition

The market for HIT solutions and services is intensely competitive, rapidly evolving and subject to swift technological change.  The Company’s principal existing competitors in the physician healthcare information enterprise systems include: Allscripts, Athenahealth, E-Clinical, and Greenway Medical, each of which offers a suite of software solutions and services that compete with many of the Company’s software solutions and services in the physician practice market.  In addition, the Company expects that major software information systems companies, large information technology consulting service providers, system integrators, managed care companies and others specializing in the security industry may offer competitive software solutions or services.

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

MedLink TotalOffice EHR meets all industry standards set by CCHIT for 2008 and is well positioned against the offerings of MedLink’s closest competitors.

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

		Less than
	Total	1 year	1-3 years

Operating lease obligations	$850,992	$129,500	$460,032

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

Revenue Recognition
MedLink’s revenues are derived from Subscription Contracts (including software license, support and maintenance), Professional Services (including implementation, integration, and training); and the sale of computer hardware.

The Company recognizes revenues in accordance with the provisions of Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition,". SOP 97-2 and SAB 104, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and remaining obligations under the agreement are insignificant.

Revenue is recognized as set forth below:

Subscription Contracts

Our subscription contracts typically include the following elements:

     o    Software license;
     o    Support;
     o    Maintenance; and

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

Professional Services
Professional services represent incremental services marketed to clients including implementation, consulting, and training services. Professional services revenues, where VSOE is based on prices from stand-alone transactions, and the revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.

Hardware
Hardware is recognized upon delivery pursuant to SAB 104.

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees," we have classified the reimbursement by clients of shipping and handling costs as revenue and the associated cost as cost of revenue.

Allowance for Doubtful Accounts

1)
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDLINK INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

_________________________________________________________________________________

  Part I:  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MedLink International, Inc.

We have audited the accompanying balance sheets of MedLink International, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedLink International, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
April 15, 2009

MEDLINK INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	For the years ended
	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash		2,762
Accounts Receivable	20,731
Due from related party	-	39,372
Inventory	2,818
Deposits	9,165
Total current assets	32,714	42,134

Office equipment (at cost) net of accumulated depreciation	179,025	133,559
Intangible asset (at cost), net of accumulated amortization	40,450	41,538
Goodwill	1,252,129	1,252,129
Security deposit	20,438	5,400
Other assets	5,400

TOTAL ASSETS:	$1,530,156	$1,474,760

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	403,277	427,683
Bank overdraft	26,834	-
Deferred revenue	70,384	64,884
Current portion of capitalized lease payable	5,500	5,50
Note payable	701,145	623,437
Due to related party	1,002,988	533,922
TOTAL CURRENT LIABILITIES	2,210,138	1,658,176

Stockholders' deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 26,864,189 and 26,947,333 shares issued, respectively	26,947	20,372
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	(300,000)	(100,000)
Additional paid-in capital	17,371,500	13,349,010
Accumulated deficit	(17,653,240)	(13,287,741)
Deferred charges	0	(40,138)
Treasury stock	(130,551)	(130,551)
Total stockholders' deficit	(679,982)	(183,416)
TOTAL STOCKHOLDERS’ LIABILITIES AND STOCKHOLDER EQUITY	$1,530,156	$1,474,760

____________________________________________________________________
See accompanying notes to consolidated financial statements.

 MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the years ended
	December 31,
	2008	2007
Sales	$480,609	$280,022
Cost of Revenues	18,935	-
Gross Profit	461,674	280,022

Operating expenses
General and administrative	1,576,824	2,764,048
Consulting expense	1,300,427	-
Compensation expense	1,927,749	-
Depreciation and amortization	22,443	-
Total Operating expenses	4,827,443	2,809,908

Operating loss before minority interest	(4,365,769)	(2,518,886)

Minority Interest	-	56,507
Net Loss	$(4,365,769)	$(2,462,829)

Basic and diluted loss per share (Class A)	$(.15)	(.12)

Basic and diluted loss per share (Class B)	$(.81)	(.46)

Weighted average number of basic shares outstanding (Class A)	29,863,620	21,268,394

Weighted average number of basic shares outstanding (Class B)	5,361876	5,361876

____________________________________________________________________
See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional
	Number of		Paid-in		Surplus	Deferred	Treasury
	Shares	Amount	Capital	(Deficit)	Receivables	Charges	Stock	Total
Balance at December 31, 2006	16,646,822	$16,647	$10,730,165	$(10,824,642)	$(19,783)	$(159,538)	$(130,551)	$(387,702)
Share issued for employment services	2,400,000	2,400	324,000	0	0	0	0	326,400
Stock based compensation	0	0	400,000	0	0	0	0	400,000
Repayment of receivables	0	0	0	0	19,783	0	0	19,783
Shares issued in connection with the exercise of shareholders’ options	1,480,000	1,480	250,120	0	0	0	0	251,600
Shares issued for consulting services	50,000	50	45,725	0	0	0	0	45,775
Shares sold in 2007	4,956,876	4,957	1,122,874	0	(100,000)	0	0	1,027,831
Options issued for consultants service	0	0	176,326	0	0	0	0	176,326
Deferred charges	0	0	0	0	0	119,400	0	119,400
Shares issued in Anywhere MD acquisition	200,000	200	299,800	0	0	0	0	300,000

Net loss for the year ended December 31, 2007	0	0	0	(2,462,829)	0	0	0	(2,462,829)
Balance at December 31, 2007	25,733,698	$25,734	$13,349,010	$(13,287,471)	$(100,000)	$(40,138)	$(130,551)	$((183,416)
Share issued for employment services	2,879,999	2,880	388,800	0	0	0	0	391,680
Shares issued for consultants services	2,407,000	2,407	2,426,813	0	0	0	0	2,429,220
Shares issued for payables	43,930	44	43,886	0	0	0	0	43,930
Shares issued to settle loan payable	560,000	560	279,440	0	0	0	0	280,000
Stock based compensation	0	0	533,345	0	0	0	0	533,345
Shares issued in lieu of rent	55,000	55	28,652	0	0	0	0	28,707
Shares issued for legal fee’s	100,000	100	112,083	0	0	0	0	112,183
Shares issued in connection with the exercise of shareholders’ options	117,989	118	(118)	0	0	0	0	0
Shares sold in 2008	411,593	411	209,589	0	(200,000)	0	0	10,000
Net deficit acquired in Anywhere MD	0	0	0	0	0	40,138	0	40,138
Net loss for the year ended December 31, 2008	0	0	0	(4,365,769)	0	0	0	(4,365,769)
Balance at December 31, 2008	32,309,209	$32,310	$17,371,500	$(17,653,240)	$(300,000)	$0	$(130,551)	$(679,982)

____________________________________________________________________
See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the years ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,365,769)	$(2,462,829)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	-	(113,290)
Depreciation	22,443	34,860
Increase in deferred charges	40,138	-
Amortization	1,088	0
Amortization of deferred charges	-	132,163
Issuance of common stock	210,000	-
Share based compensation	533,345	400,000
Issuance of common stock for salary	391,680	-
Issuance of common shares for consulting and other services rendered	2,429,220	819,884
Issuance of common stock for relief of loans	323,930	-
Issuance of common stock for rent	28,707	-
Issuance of common stock for legal fees	112,183	-
Inventory	(2,818)	-
Deposits	(9,165)	(12,583)
Increase in deferred revenue	5,500	64,884
Accounts receivable	(15,731)	(39,372)
Other assets	(20,438)
Accrued expense and other current liabilities	(24,406)	(37,537)

Net cash used in operating activities	(345,093)	(1,213,820)

Cash flows from investing activities:
Purchase of fixed assets	(67,909)	(111,685)
Purchase of intangible asset	0	(41,812)
Cash acquired in Med-Link acquisition	-	274

Net cash used in investing activities	(67,909)	(153,223)

____________________________________________________________________
See accompanying notes to consolidated financial statements.
MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the years ended
	December 31,
	2008	2007
Cash flows from financing activities:
Proceeds from related party loans	-
Repayment of loans	-	(251,563)
Increase in lease payable	(2,750)	(5,500)
Proceeds from loan payable	77,708	-
Proceeds from sale of stock	-	1,027,831
Proceeds from subscription receivable	(200,000)
Advances from (to) officer/shareholders	508,448	599,037

Net cash provided by (financing activities	383,406	1,369,805

NET INCREASE (DECREASE) IN CASH	(29,596)	2,762

CASH AT BEGINNING OF YEAR	2,762	-

CASH AT END OF PERIOD	$(26,834)	$2,762

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Issuance of common stock	$210,000	$-
Share based compensation	$533,345	$-
Issuance of common stock for salary	$391,680	$-
Issuance of common shares for consulting and other services rendered	$2,429,220	$-
Issuance of common stock for relief of loans	$323,930	$-
Issuance of common stock for rent	$28,707	$-
Issuance of common stock for legal fees	$112,183	$-

____________________________________________________________________
See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the years ended
	December 31,
	2008	2007
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$0	$0
Income Taxes	$0	$1,700

Non-cash financing activities:
  Reference is made to financial statements notes for certain non-cash financing activities.

____________________________________________________________________
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

On January 1, 2002, the Western Media Group Corporation acquired Med-Link, a privately held New York corporation, pursuant to a share exchange agreement dated December 28, 2001.  During 2005, Western Media Group Corporation’s Board of Directors approved a merger agreement whereby Western Media Group Corporation changed the state of its incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named MedLink International, Inc. In addition, the name of the company was changed from Western Media Group Corporation to  International, Inc. (the “Company”) upon the completion of the merger.

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

KRAD – KRAD provides computer network and software systems, consulting, installation and maintenance services.

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

Revenue Recognition
MedLink’s revenues are derived from Subscription Contracts (including software license, support and maintenance), Professional Services (including implementation, integration, and training); and the sale of computer hardware.

The Company recognizes revenues in accordance with the provisions of Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-9, and Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition,". SOP 97-2 and SAB 104, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and remaining obligations under the agreement are insignificant.

Revenue is recognized as set forth below:

Subscription Contracts

Our subscription contracts typically include the following elements:

     o    Software license;
     o    Support;
     o    Maintenance; and

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

Professional Services
Professional services represent incremental services marketed to clients including implementation, consulting, and training services. Professional services revenues, where VSOE is based on prices from stand-alone transactions, and the revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.

Hardware
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

On May 14, 2007, the Company acquired 62.5% of the stock of Anywhere MD.  On December 30, 2007, the Company acquired the remaining stock of Anywhere MD, thus giving the Company 100% ownership of this subsidiary and all of its assets inclusive of the AutoDOC chiropractic software.  The Company determined that no value could be reasonably assigned to this asset as  part of the purchase price in accordance with SFAS No. 141 paragraph 39.  The AutoDoc  software acquired is almost 20 years old and written in an old code that few people are familiar with.  Significant rewrites to this software are required in order to bring this to a more current technology and language.  In addition, AutoDoc is not protected legally by any patents or copyrights.  As a result, the Company determined that the software had no identifiable value and, accordingly no allocation of the purchase price was done.

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

n June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax return.  FIN 48 and related interpretations are effective for the Company in the first quarter of fiscal 2007.  The Company’s adoption of FIN 48 had no material effect on its consolidated financial statements.

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

Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented.  For the years ended December 31, 2008 and 2007, the weighted average number of shares outstanding for the Company’s Class A Common Stock used in the per share computation was 29,863,620 and 21,268,394 and respectively.  For the years ended December 31, 2008 and 2007, the weighted average number of shares outstanding for the Company’s Class B Common Stock used in the per share computation was 5,361,876 and 5,361,876 and respectively.

Fair Value of Financial Instruments

At December 31, 2008, the carrying amounts of the Company's assets and liabilities approximate fair value.

Reclassification

Certain reclassifications were made to the December 31, 2007 balances in order to present these consistently with the December 31, 2008 balances.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS 140-4 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises
In December 2008, the FASB issued FSP FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN 48-3 defers the effective date of FIN 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS 132(R)-1.  The Company is currently assessing the impact of FSP FAS 132(R)-1 on its consolidated financial position and results of operations.
Equity Method Investment Accounting Considerations
In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations.”  EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF 08-6 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets
In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets.”  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF 08-7 on its consolidated financial position and results of operations.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary
In November 2008, the FASB issued EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is

Recently Issued Accounting Pronouncements (continued)
indexed to the reporting entity’s own stock.  EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF 08-8 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock
In June 2008, the FASB ratified EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion
(Including Partial Cash Settlement)
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (continued)
(unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for the Company as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

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

NOTE 3 – GOODWILL

In 2007, the Company entered into an agreement to purchase the stock of Anywhere MD, Inc. (Anywhere).  Anywhere MD, Inc. develops, markets, sells and supports proprietary software application for mobile handheld devices.  These mobile applications provide the physician with the most recent and accurate healthcare information at the “Point Of Care.”  Anywhere MD’s expertise in clinical documentation for physicians offers a broad range of technology products to improve productivity for healthcare providers and enable them to diagnose, treat and manage patient information at the highest level.  Although the Company did acquire the AutoDOC software, the purpose for the acquisition of Anywhere was to allow the Company to enter into new markets and provide related services.

On May 14, 2007, the Company purchased 10,000,000 shares of Anywhere MD, Inc.’s common stock for $100,000 and also purchased 130,000,000 shares of Anywhere MD. Inc’s stock from the majority shareholder of Anywhere MD, Inc., for the purchase price of $875,000.  As a result, the Company owned 62.5% of the outstanding shares of Anywhere MD, Inc.
On December 30, 2007 the Company purchased all of the assets and assumed certain liabilities of Anywhere MD in exchange for 200,000 shares of the Company’s common stock.  As a result, the Company held 100% of the voting stock of Anywhere.
As a result of the above, the Company has included the operations of Anywhere in its consolidated financial statements as of December 31, 2007 as follows:
•	62.5% of the operating activity of Anywhere from the period of May 14, 2007 through December 29, 2007

•	100% of the operating activity of Anywhere from the period of December 30, 2007 through December 31, 2007.

The  Company’s allocation of the purchase price is as follows:

•	On May 14, 2007, the Company 100% of the purchase price of $975,000 to goodwill.

Although the AutoDOC software was acquired in the acquisition of Anywhere MD, the Company determined that no value could be reasonably assigned to this asset as  part of the purchase price.  The software acquired is almost 20 years old and written in an old code that few people are familiar with.  Significant rewrites to this software are required in order to bring this to a more current technology and language.  In addition, AutoDoc is not protected legally by any patents or copyrights.  As a result, the Company determined that the software had no identifiable value and, accordingly no allocation of the purchase price was done.
The amount disclosed to each major asset and liability account at the acquisition date of May 14, 2007 is as follows:

Assets:

Goodwill                                $975,000

Total Assets                           $975,000

              Liabilities                               $           -

•
On December 30, 2007 the Company purchased all of the assets and assumed certain liabilities of Anywhere MD in exchange for 200,000 shares of the Company’s common stock.  Such shares were valued at $1.50, which was the fair market value as of December 30, 2007, less expenses of approximately $23,000.

Assets:

Goodwill                                $ 277,129

Total Assets                           $ 277,129

              Liabilities                              $           -

NOTE 4 - PROPERTY AND EQUIPMENT
As of December 31, 2008 and December 31, 2007, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated Useful	2008	2007
	life (years)	Amount	Amount
Furniture and fixtures	5	$32,174	13,320
Leasehold improvements	3	10,423	10,423
Equipment	5	245,955	196,900
		288,552	260,643
Less accumulated depreciation		109,527	87,084

		$179,025	$133,559

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

NOTE 7 – NOTE PAYABLE
The Company purchased 130,000,000 shares of Anywhere MD, Inc.’s stock from the majority shareholder of Anywhere MD., Inc. in exchange for a note in the amount of $875,000.  As of December 31, 2008 $701,145 was due on demand.  This note is non-interest bearing.

NOTE 8 – CAPITAL LEASE PAYABLE

2008
Notes payable to a finance company, due in monthly installments of $540, including principal, sales tax & interest at 8.5% through 2009, collateralized by certain equipment.	$5,500
Less current portion	(5.500)
Long – term debt	$0

The aggregate maturities of long - term debt at December 31, 2008 are as follows:
 December 31, 2008                                                                $ 0

NOTE 9 - STOCKHOLDERS' EQUITY

a) Share Based Employment Compensation
For the year ended December 31, 2008, the Company has employment agreements with three individuals.  The individuals serve as the Company’s Chief Executive Officer, Chief Financial Officer/Executive Vice President and Chief Technical Officer.  The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation.  The three individuals received a 20% raise for 2008, resulting in compensation of $388,800 as an increase in additional paid in capital and agreed in lieu to accept 2,879,999 shares of the Company’s common stock.

For the year ended December 31, 2007, the Company has employment agreements with three individuals.  The individuals serve as the Company’s Chief Executive Officer, Chief Financial Officer/Executive Vice President and Chief Technical Officer.  The term of the agreements are for five years and provides for cash compensation for a total of $272,000 per year, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation.  The three individuals received a 20% raise for 2007, resulting in compensation of $324,000 as an increase in additional paid in capital and agreed in lieu to accept 2,400,000 shares of the Company’s common stock.

For the year ended December 31, 2007 and 2008,  $326,400 and $391,608, were charged to payroll expense operations for the above mentioned employment agreement.

Stock-based compensation:	2008	2007
MedLink Employee, officers and directors stock-based compensation expense	$391,608	326,400
Total stock-based compensation	2,879,000	2,400,000

b)  Share Based Consultant Services

For the year ended December 31, 2008, the Company issued 820,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $1.18 on the respective measurement dates of approximately $801,597.60 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which expired in 2008.

For the year ended December 31, 2008, the Company issued 1,552,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $1.01 on the respective measurement dates of approximately $1,574,500 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which expired in 2008.

For the year ended December 31, 2008, the Company issued 35,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $1.45 on the respective measurement dates for an aggregate of approximately $50,715 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which expired in 2008.

For the year ended December 31, 2007, the Company issued 50,000 shares of Company common stock to a non-employee service provider and has recorded the fair value of shares issued based on the closing market price of stock of $0.92 on the respective measurement dates of approximately $45,725 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which expired in 2008.

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

For the year ended December 31, 2007 and 2008, $45,775 and $2,429,220, were charged to consulting expense operations for the above mentioned employment agreement.

Consultant stock-based compensation:	2008	2007
Consultant stock-based compensation expense	$2,429,220	45,775
Total stock-based compensation	2,407,000	50,000

c)           Common Stock Issued in Exchange for Accounts Payable and Accrued Liabilities

For the year ended December 31, 2008, the Company entered into agreements with a certain vendor, that had provided services, specifically legal services, to the Company to issue shares of its common stock in satisfaction of amounts owed, and in connection with these agreements agreed to issue 43,930  shares of its common stock in satisfaction of approximately $43,886. owed.  The shares were valued at $1.00 a share based on the quoted trading price on the agreement date.

For the year ended December 31, 2008, the Company entered into agreements with a certain vendor, that had provided services, specifically office space at the company’s corporate headquarters in New York, to the Company to issue shares of its common stock in satisfaction of amounts owed, and in connection with these agreements agreed to issue 55,000  shares of its common stock in satisfaction of approximately $28,652 owed.  The shares were valued at $0.52 a share based on the quoted trading price on the agreement date.

For the year ended December 31, 2008, the Company entered into agreements with certain vendors, that have provided services, specifically legal services, to the Company to issue shares of its common stock in satisfaction of amounts owed, and in connection with these agreements agreed to issue 100,000  shares of its common stock in satisfaction of approximately $112,083 owed.  The shares were valued at $1.12 a share based on the quoted trading price on the agreement date.

For the year ended December 31, 2008 $156,113, was charged to legal expense and $28,707 to rent expense for the above mentioned employment agreement.

d)         Loan Payable
For the year ended December 31, 2008, the Company entered into an agreement to settle a Note Payable  in the amount of $280,000 in exchange for 560,000 shares of the Company’s Class A Common stock at price per share of $0.50, aggregating in approximately $279,440 as an increase in additional paid-in capital.
e)                                     Private Placements
For the year ended December 31, 2008, the Company entered into subscription agreement for a private placements in the amount of $10,000 to purchase 11,593 shares of the Company’s Class A Common stock at a purchase price of $0.86 per shares.  The shares were valued at $0.86 a share based on the quoted trading price on the agreement date.

For the year ended December 31, 2008, the Company entered into subscription agreement for a private placements in the amount of $200,000 to purchase 400,000 shares of the Company’s Class A Common stock at a purchase price of $0.50 per shares.  The shares were valued at $0.50 a share based on the quoted trading price on the agreement date. As of December 31, 2008, the balance due under the subscription agreements was $200,000, which has been shown as a reduction in equity on the Statement of Stockholders’ Deficit.

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

e)         Private Placements (continued)

For the year ended December 31, 2007, the Company entered into subscription agreements for a private placements in the amount of $1,127,831 to purchase 4,956,876 shares of the Company’s Class A Common stock at a purchase price of $0.23 per shares. As of December 31, 2007, the balance due under the subscription agreements was $100,000, which has been shown as a reduction in equity on the Statement of Stockholders’ Deficit.  This remaining balance due represents approximately 439,000 shares.

i)  Acquisition

For the year ended December 31, 2007, the Company issued 200,000 shares of Company common stock in connection with the acquisition of Anywhere MD and has recorded the fair value of shares issued based on the closing market price of stock of $1.50 on the respective measurement date of approximately $299,800 as an increase in additional paid-in capital.

j)  Stock Options

The following is a summary of the stock options outstanding during the year ended December 31, 2008 and 2007.

The Company maintains a non-qualified stock option plan.  Upon termination of an employee’s employment with the Company, any unvested restricted stock units will be forfeited unless otherwise provided in an employee’s employment agreement.  All options expire within 10 years from the date they are issued or 90 days after termination of employment.  MedLink settles stock option exercises with newly issued common shares.

For the year ended December 31, 2008, three employees exercised options with an exercise price of $0.30 utilizing a cashless option to purchase 117,639 shares of the Company’s stock for $35,292 which was charged to operations by forfeiting 87,011 shares.

During 2008, 1,000,000 stock options issued to executive officers and board members that are set to expire in 2018.  The options had an exercise price of $0.85.

For the year ended December 31, 2007, two officers’ exercised options with an exercise price of $0.17 by converting a Note Payable of $251, 600 to purchase 1,480,000 shares of the Company’s stock.

During 2007, the company issued 510,000 stock options to employees that are set to expire in 2009.  The options had an exercise price of $0.30.

During 2007, the Company issued 15,000 stock options to employee’s options that are set to expire in 2009.  The options have an exercise price of $0.64.

During 2007, the Company issued 15,000 stock options to employee’s options that are set to expire in 2009.  The options have an exercise price of $0.85.

During 2007, 1,000,000 stock options issued to executive officers and board members that are set to expire in 2017.  The options have an exercise price of $0.30.

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

j)  Stock Options (continued)

A summary of the activity in the Company’s Plan for the period of January 1, 2007 through December 31, 2008 is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual life in years	Value
Options outstanding as of January 1, 2007	1,490,000	$0.17
Granted	1,540,000	$0.31
Canceled/Forfeited
Exercised	1,480,000	$0.17
Options outstanding at December 31, 2007	1,550,000	$0.31	6.4	$1,844,500
Granted	1,000,000	$0.85
Canceled/Forfeited	87,011	$0.31
Exercised	117,989	$0.31
Option outstanding at December 31, 2008	2,345,000	$0.54	7.6	$1,031,150

j)	Stock Options (continued)
The aggregate intrinsic value of stock options outstanding and vested as of December 31, 2007 was $1,844,500, which is based on MedLink’s closing stock price of $1.50 as of December 31, 2007. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The aggregate intrinsic value of stock options outstanding and vested as of December 31, 2008 was $1,031,150, which is based on MedLink’s closing stock price of $0.98 as of December 31, 2008. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

Additional information regarding all options outstanding as of December 31, 2008, is as follows:

Outstanding Options				Exercisable Options
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Outstanding	Price
$0.30	1,335,000	6.3	$0.30	1,350,000	$0.30
$0.85	10,000	0.85	$0.85	10,000	$0.85
$0.85	1,000,000	9.2	$0.85

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

Note 11 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	2008	2007
Current:
Federal and state	$0	$0
Deferred:
Federal and state	$(1,746,308)	$(1,510,967)
Benefit from the operating loss carry forward	$1,746,308	$1,510,967

Benefit for income taxes, net	$0	$0

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2008	2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes	6.0%	6.0%
Valuation allowance	(40.0)%	(40.0)%
Effective tax rate	(0.0)%	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.  The net deferred tax assets and liabilities are comprised of the following:

The Company has a net operating loss carry forward of approximately $17,094,371 available to offset future taxable income through 2020.  The Company made a 100% valuation allowance at December 31, 2008.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In June 2007 the company entered into a rental lease agreement in Atascadero, California. The lease expires on August 27, 2012.
Minimum annual lease commitments are as follows:

Year ended December 31,
2009	$54,990
2010	$54,990
2011	$54,990
2012	$36,660

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

The Company’s rental lease in Ronkonkoma, New York expires on February 31, 2014.
Minimum annual lease commitments are as follows:

Year ended December 31,
2009	$64,750
2010	$80,780
2011	$84,486
2012	$88,184
2013	$91,880
2014	$15,416

Anywhere MD and MedLink are delinquent in filing their sales tax and payroll tax returns and New York State has filed a judgment against MedLink USA.

Item 9.                                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Item 9A(T).                                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

As a result of the material weaknesses described below, our management concluded that as of December 31, 2008 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework, issued by COSO.

As of December 31, 2008, the Company had yet to become compliant with SOX 404 and maintain effective internal controls; however, the progress of the Company’s remedial measures is detailed below.  The Company expects to be compliant by the end of 2009.

A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

At December 31, 2008, and as of that date, management has identified the following material weaknesses in our internal control over financial reporting, and has proposed the following plan of implementation with respect to each material weakness:

•
Weakness: The Company’s board of directors has yet to pass a formal resolution to put in place a strategic plan and framework in order to comply with the regulations placed on issuers concerning internal controls.

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

•	Weakness: The Company lacks a comprehensive Code of Ethics that is applicable to the entire Company including officers, employees, and directors.

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

•
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

As of December 31, 2008 the Board of Directors and management have written and adopted a formal guideline that defines the Company’s core business lines and how to grow within these lines of business on a five year basis.  The Company, however, has yet to provide evidence that the Company has complied with such guideline.

•	Weakness: The Company accounting department is currently understaffed and lacks personnel with expertise in US GAAP and SEC reporting standards.

Implementation Plan: The Company is currently in the hiring process for staff accountants to fulfill the demands and rigors of being a US public reporting company. The Company will also provide training to existing employees on the requirements of US GAAP and SEC Reporting standards.

As of December 31, 2008 the Company has a Chief Financial Officer, however as of the date of this report, the Company continues to be in pursuit of a senior financial reporting officer knowledgeable in US GAAP and SEC Reporting standards.  The Company’s previous attempts to fill this role have not resulted in long term fit for the Company and its needs.  Upon hiring of a senior financial reporting officer, that individual could further hire and train personnel as needed.  The Company intends to retain a recruiting firm to help with filling this role.

•	Weakness: The Company does not have an internal audit function and department.

Implementation Plan: The Company will establish an internal audit department.

As of December 31, 2008 the Company has not yet created an internal audit department.  The planning of this new department is currently under evaluation, and has yet to be determined.

•
Weakness: The Company does not have a standardized and unified Enterprise Resource Planning Software (ERP). The Company’s accounting systems are disparate and sometimes manual in nature which makes them neither scalable nor efficient for financial reporting purposes and management decision making needs.

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

This report does not specifically detail all possible material weaknesses of the Company that may lead to material misstatements in the Company’s financial statements. However, we believe the foregoing report serves as a valuable evaluation of the current status of the Company’s internal controls.

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

 This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since

Ray Vuono	43	Chief Executive Officer, President and Chairman of the Board	January 1, 2004

Konrad Kim	37	Director and Chief Technology Officer	October 1, 2000

Dr. Michael Carvo	56	Director	January 1, 2002

James Rose		Chief Financial Officer and Executive Vice President	January 1, 2004

James Decker	44	Executive Vice President of Sales	July 1, 2006

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

Dr. Michael Carvo, Director
Dr. Michael Carvo has been a member of the Company’s board of directors since January 1, 2002.  Dr. Michael Carvo is a family physician, who has been practicing out of Farmingdale, Long Island for over twenty years. Dr. Carvo became involved with MedLink in 1995, when it was a medical answering service called Communications 2001. Dr. Carvo brings the experience and expertise of a functioning, private practitioner to MedLink USA, which allows the company to meet the needs of a modern medical office.

Family Relationships

There are no family relationships among the Directors or Officers.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 11.	Executive Compensation

The following compensation was paid to the Company’s Chief Executive Officer and other officers during the periods indicated:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards	Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Ray Vuono, CEO (1)	2008	$4,290	$0	$0	1,376,471	480,000
	2007	$10,725	$0	$0	1,147,059	480,000
	2006	$0	$0	$0	955,483	480,000

Jameson Rose, CFO (2)	2008	$4,290	$0	$0	1,164,705	400,000
	2007	$10,725	$0	$0	970,588	400,000
	2006	$0	$0	$0	808,824	400,000

Konrad Kim, CTO (3)	2008	$4,290	$0	$0	338,823	120,000
	2007	$10,725	$0	$0	282,353	120,000
	2006	$0	$0	$0	235,295	120,000

(1)
Mr. Vuono received minimal cash payments at the minimum wage rate to qualify for the Company’s health benefits during the year ended December, 31, 2007 and 2008, but did receive 2,523,530 shares of common stock as payment in those years, in lieu of salary.

(2)
Mr. Rose received minimal cash payments at the minimum wage rate to qualify for the Company’s health benefits during the year ended December, 31, 2007 and 2008, but did receive 2,135,293 shares of common stock as payment in those years, in lieu of salary.

(3)
Mr. Kim received minimal cash payments at the minimum wage rate to qualify for the Company’s health benefits during the year ended December, 31, 2007 and 2008, but did receive 621,176 shares of common stock as payment in those years, in lieu of salary.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information furnished to the Company with respect to the beneficial ownership of our common stock by each executive officer and director named below, by all directors and executive officers as a group and by anyone know to the Company to beneficially own more than 5% of the Company’s securities, each as of March 31, 2009. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

$.001 par (1)	Ray Vuono	7,306,813	21.87%
value per	1 Roebling Court
share	Ronkonkoma, New York 11779
common

$.001 par (2)	Jameson Rose	6,298,797	18.85%
value per	1 Roebling Court
share	Ronkonkoma, New York 11779
common

$.001 par	Jerry Bermensolo	4,144,778	12.41%
value per	1087 W. River St, Suite 280
share	Boise, ID 83702
common

$.001 par (3)	Konrad Kim	1,823,055	5.46%
value per	1 Roebling Court
share	Ronkonkoma, New York 11779
common

$.001 par	Dr. Michael Carvo, Director	472,676	1.41%
	1 Roebling Court
share	Ronkonkoma, New York 11779
common

		15,901,341	47.60%

All officers and directors as a group (four persons) (1)-(4)

(1)   Includes 1,440,000 shares issuable upon the exercise of options granted to Mr. Vuono pursuant to Mr. Vuono’s employment agreement.

(2)    Includes 1,200,000 shares issuable upon the exercise of options granted to Mr. Rose pursuant to his employment agreement.

(3)    Includes 360,000 shares issuable upon the exercise of options granted to Mr. Kim pursuant to his employment agreement.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

On an ongoing basis Ray Vuono and James Rose, our Chief Executive Officer and Chairman of the Board and James Rose, our Chief Financial Officer, have provided the Company with interim financing, which we repay when funds are available. We do not pay any interest on the money loaned to us by Mr. Vuono or Mr. Rose.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Board Determination of Independence

Our board of directors has determined that Dr. Michael Carvo is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”), but that neither Ray Vuono nor Konrad Kim can be deemed “independent” in light of their employment as executive officers of the Company.

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

	2008	2007

Audit Related Fees	$35,000	$37,500
Tax Fees	$2,965	$2,965
All Other Fees
Out-of-Pocket Expenses
Total	$37,965	$40,465

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.                                Exhibits, Financial Statement Schedules

SEC Ref.
No.                          Title of Document
---------                          ---------------------
3.1                                   Amended of Articles of Incorporation (1)

3.2                                   Bylaws (1)

10.1                                Consulting Agreement with DDR, Ltd. dated October 11, 2000 (3)

10.2                                Acquisition Agreement pertaining to K-Rad Konsulting, LLC, dated October 27,  2000 (3)

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

10.11                                Employment Agreement between the Company and Jameson Rose dated January1, 2004; (7)

10.12                                Employment Agreement between the Company and Nilang Patel dated January 1,2004; (7)

10.13                                Employment Agreement between the Company and Konrad Kim dated January 1,2004; (7)

10.14                                CNI Medical Coding & Recovery, Inc. Definitive Agreement (8)

10.15                                Employment Agreement between the Company and Ray Vuono dated January1, 2006; (9)

10.16                                Employment Agreement between the Company and Jameson Rose dated January1, 2006; (9)

10.17                                Employment Agreement between the Company and Konrad Kim dated January1, 2006; (9)

21.1                      Subsidiaries of the Registrant

23.1                      Consent of Independent Auditor

31.1                      Certification of Ray Vuono pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2                      Certification of Jameson Rose pursuant to Exchange Act Rules 13a-14(a) and15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32                      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

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

MEDLINK INTERNATIONAL, INC.

By:             /s/ Ray Vuono
Dated: September 22, 2009
Ray Vuono, Chief Executive Officer and President

By:                /s/  Konrad Kim
Dated: September 22, 2009
Konrad Kim, Director

By:                /s/  Dr. Michael Carvo
Dated: September 22, 2009
Director

By:               /s/   Jameson Rose
Dated: September 22, 2009

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

Exhibit 21.1

List of Subsidiaries

Name	Percentage Ownership

KRad Konsulting, LLC	100%

MedLink USA, Inc.	100%

Western Media Acquisition Corp.	100%
(Formerly Western Media Sports Holdings, Inc.)

Western Media Publishing Corporation	100%

MedLink VPN, Inc.	100%

Norika USA, Inc.	100%

MedLink FE, Inc.	100%

MedLink India Software, Ltd.	100%

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS
--------------------------------------------------------

           We hereby consent to the use of the audited consolidated financial statements of MedLink International, Inc. for the year ended December 31, 2008 and 2007 in the Form 10-K/A.. These consolidated financial statements were audited by us as indicated in our report dated September 21, 2009.

/s/ Jewett Schwartz & Associates                                                                                                                                Dated: September 22, 2009
----------------------------------------------------
Jewett Schwartz & Associates