Form 10-Q
period 2009-09-30
MEDLINK INTERNATIONAL, INC.
filed 2009-11-23
CIK 225501

FORM 10-Q
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31771

MEDLINK INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)
Delaware					41-1311718
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)

1 Roebling Court, Ronkonkoma, NY 11779 (Address of principal executive offices)
631-342-8800 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Large accelerated filer	[ ] Large accelerated filer	[ ] Large accelerated filer		[ ] Accelerated filer
[ ] Large accelerated filer	[ ] Large accelerated filer	[ ] Large accelerated filer		[ ] Accelerated filer
[ ] Large accelerated filer	[ ] Large accelerated filer		[ ] Accelerated filer
[ ] Large accelerated filer		[ ] Accelerated filer
[ ] Non-accelerated filer		[X] Smaller reporting company
[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 15, 2009 there were 27,060,470 Class A and 5,361,876 Class B shares outstanding.

MEDLINK INTERNATIONAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDLINK INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	September 30,	December 31,
	2009	2008
	(unaudited)
Current Assets:
Cash	$35,672
Accounts Receivable	129,594	20,731
Due from related party	(350)	-
Inventory	2,818	2,818
Deposits	9,165	9,165
Total current assets	176,899	32,714

Office equipment (at cost) net of accumulated depreciation	147,687	179,025
Intangible asset (at cost), net of accumulated amortization	30,278	40,450
Goodwill	879,326	975,000
Security deposit	18,350	20,438
Other assets	54,070	5,400
Total Assets	$1,306,609	$1,253,027

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) SEPTEMBER 30, 2009 (UNAUDITED) AND 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT	September 30,	December 31,
	2009	2008
	(unaudited)
Curent liabilities:
Accounts payable and accrued expenses	$428,456	$403,277
Bank overdraft	-	26,834
Deferred revenue	70,384	70,384
Current portion of capitalized lease payable	5,500	5,500
Note payable	642,005	701,145
Due to related party	1,042,397	1,002,988

Total current liabilities	2,188,743	2,210,138

Total liabilities	2,188,743	2,210,138

Stockholders' deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 27,060,470 and 26,947,333 shares issued, respectively	27,060	26,947
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	(300,000)	(300,000)
Additional paid-in capital	17,740,262	17,094,371
Accumulated deficit	(18,224,266)	(17,653,240)
Treasury stock	(130,551)	(130,551)
Total stockholders' deficit	(882,133)	(957,111)

Total stockholders’ liabilities and stockholder equity	$1,306,609	$1,253,027

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) and 2008

	For the three months		For the nine months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	$129,543	$105,606	$389,514	$374,125
Cost of Revenues	-	15,673	3496	15,673
Gross Profit	129,543	89,933	386,018	358,452

Operating expenses:
Operating and administrative	115,150	1,058,998	924,156	2,514,642
Depreciation and amortization	2,085	-	32,190	22,443
Total Operating expenses	117,235	1,058,998	956,346	2,537,085

Net Profit/(Loss)	$12,308	$(969,065)	$(570,328)	$(2,178,633)

Basic and diluted loss per share (Class A)	$0.0004	$(0.04)	$(0.02)	$(0.08)

Basic and diluted loss per share (Class B)	$0.002	$(0.18)	$(0.11)	$(0.41)

Weighted average number of basic shares outstanding (Class A)	27,060,470	25,840,944	26,805,987	25,840,944

Weighted average number of basic shares outstanding (Class A)	5,361,876	5,361,876	5,361,876	5,361,876

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND 2008
	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(570,328)	$(2,178,633)
Adjustment to reconcile net loss to cash flows used in operating activities:
Depreciation	30,105	22,443
Amortization and deferred charges	(901)	(1,364,335)
Share based compensation	646,004	2,056,443
Accounts receivable	(108,863)	(80,865)
Accrued expense and other current liabilities	24,482	(21,682)
Issuance of common shares for consulting and other services rendered		2,056,446
Security Deposits	(12,950)	-
Other Assets	(33,632)	11,847

Net Cash used in operating activities	(26,083)	(683,519)

Cash flows from investing activities:
Purchase of fixed assets	-	(69,700)
Purchase of intangible assets	-	(6,945)
Adjustment to net fixed assets	12,306	-
Writedown of goodwill	95,674	-
Net cash provided by (used in) investing activities	107,980	(76,645)

Cash flows from financing activities:
Issuance of common stock	-	6,241
Bank overdraft	(26,834)	-
Repayment of loans	(59,140)	600,281
Advanced from officer/shareholders	39,749	39,372
Increase in lease payable	-	5,500
Proceeds from loan payable	-	(98,500)
Write off of intercompany receivable	-	(287,168)
Proceed from common stock	-	490,000

Net cash flows provided by financing activities	(46,225)	755,726

Net increase (decrease) in cash	35,672	(4,438)

Cash-at beginning of period	-	7,200

Cash-at end of period	35,672	2,762

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND 2008

	For the nine months ended September 30,
	2009	2008
Supplemental disclosures of cash flows information:

Interest	$0	$0

Income taxes	$0	$0

Non-cash financing activities:
  Reference is made to financial statements notes for certain non-cash financing activities.

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (UNAUDITED)

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

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K/A Report for the fiscal year ended December 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2009, the results of operations for the three months ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008, have been included.  The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification™ (“ASC”) Topic 855, Subsequent Events, or ASC 855, the Company evaluated all events or transactions that occurred after September 30, 2009 through the date of this report, which represents the date the consolidated financial statements were issued. During this period the Company did not have any material recognizable subsequent events, except for events disclosed herein.

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
MEDLINK INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2009 (UNAUDITED)

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

Goodwill and Intangible Assets

The Company accounts for its goodwill and intangible assets pursuant to Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets".  According to the Codification ASC Topic 350, formerly under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

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

Accounting for Stock-Based Compensation

According to ASC Topic 505 of the Codification compensation costs related to share-based payment transactions should be recognized in the statement of operations. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan.

Income Taxes

According to ASC Topic 740, formerly Under SFAS 109 “Accounting for Income Taxes”, the Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return.  Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company also considers ASC Topic 740, formerly FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” when determining the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax return.  There were no uncertain tax positions expected to be taken by the Company as of September 30, 2009.

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC Topic 260, formerly SFAS 128, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

Revenue Recognition

MedLink’s revenues are derived from Subscription Contracts (including software license, support and maintenance), Professional Services (including implementation, integration, and training); and the sale of computer hardware.

The Company recognizes revenues in accordance with the provisions of ASC Topic 605, formerly Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition,". SOP 97-2 and SAB 104, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, and remaining obligations under the agreement are insignificant.

Recent Accounting Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2009, the Company had incurred cumulative losses of approximately $18,224,226.  As of September 30, 2009, the Company has negative working capital of approximately $2,011,844.

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

NOTE 3 - PROPERTY AND EQUIPMENT

As of September 30, 2009, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated Useful Life (years)	Amount
Furniture and fixtures	5	$33,425
Leasehold improvements	3	11,073
Equipment	5	252,855
		297,353
Less accumulated depreciation		149,665
		$147,688

Depreciation expense for the periods ended September 30, 2009 and 2008 was $32,190 and $22,443, respectively.  Amounts include amortization expense associated with equipment under capital leases.

NOTE 4 - LOAN PAYABLE - RELATED PARTIES

The Company, as of September 30, 2009, has loans due to three of its employees/shareholders in the amount of $1,042,397.  These loans are payable on demand and are non-interest bearing.

NOTE 5 – NOTE PAYABLE

The Company purchased 130,000,000 shares of Anywhere MD, Inc.’s stock from the majority shareholder of Anywhere MD., Inc. in exchange for a note in the amount of $875,000.  As of September 30, 2009 $509,825 was due on demand.  This note is non-interest bearing.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In February 2009 the company entered into a rental lease agreement for its corporate headquarters in Ronkonkoma, New York which expires on February 28, 2014.

Minimum annual lease commitments are as follows:
Year ended December 31,
2009                                                    $19,425
2010                                                      80,780
2011                                                      84,486
2012                                                      88,184
2013                                                      91,880
2014                                                      15,416

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

MedLink International, Inc. (“MedLink” or the “Company”) sells and supports a healthcare information enterprise system for physician practices, including a practice management and electronic health record (“EHR”).  MedLink’s core product offering is the CCHIT Certified 08 Ambulatory EHR, MedLink TotalOffice EHR, a healthcare information enterprise system that provides physician practices with an entire practice management, clinical decision support and EHR solution.  MedLink’s TotalOffice EHR is priced below competing products with similar comprehensive services.  MedLink also offers a “lite” version of its application, EHR Lite, which provides physicians with basic EHR functionality at no cost to physicians.  The MedLink EHR Lite is offered for physicians through affiliated radiology and laboratory, with the focus of upgrading physicians to the TotalOffice EHR.  Through a business partnership, MedLink offers physician practices complete billing, collection, consulting services and use of the TotalOffice EHR, all for a fixed fee.

MedLink’s business strategy is to build critical mass and develop a national presence among small to medium sized physician practices (1 to 20 physicians) by increasing market penetration of the EHR Lite and the TotalOffice EHR.  Our strategy is to help physicians select the MedLink EHR Lite as they transition towards full EHR adoption.   As part of its growth strategy, MedLink has applied for inclusion as a preferred vendor to a number of Regional Health Information Networks (“RHIOs”) and has partnered with medical societies, radiology centers and laboratories, as well as value-added resellers.  MedLink’s strategic partnerships provide a framework for physician adoption of EHR and a captive audience for a focused sales and marketing plan.

MedLink saw its first profitable period during the 3rd quarter of 2009.  MedLink is poised for continued growth as the market demand for EHRs has never been more promising given the number of government initiatives to promote adoption of EHRs by healthcare providers.  President Obama considers healthcare information technology as a key piece of his plan to fix the nation’s ailing healthcare system and in February 2009, signed the federal stimulus bill which provides more than $35 billion of incentives to help healthcare organizations acquire healthcare information technology.  Recent and existing government programs provide funds that represent significant income opportunities for existing EHR users and new EHR adopters.

MedLink is well positioned to capitalize on the demand trend for EHR adoption.  MedLink has been selected and is currently working with various not-for profit and government agencies that assist physician practices with the adoption of EHR technology through significant grants up to as much as 85% of the overall cost of the license, training and implementation.  Additionally, as of the date of this report MedLink is only one of 4 EHR vendors to reach the 3rd and final phase of the CMS EHR PQRI testing program which will go into effect in January of 2010.  As it is likely that the submission of PQRI data to CMS (Medicare and Medicaid) will be one of the foundations for “meaningful use” for physicians to qualify for the $44k-$65k incentives, participation in the CMS PQRI EHR program is likely to present a significant competitive advantage for the Company.

 The Company is headquartered in Ronkonkoma, NY with an office Hyderabad, India.  The Company’s web site address is www.medlinkus.com.

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

MedLink is particularly well positioned among competing EHR vendors when physicians decide to buy an EHR under this funding incentive.  MedLink’s TotalOffice EHR is one of the lowest cost applications in the market, is directly connected to CMS for PQRI submission, and is an approved EHR for New York State subsidies through various RHIO and not-for-profit programs.

Status of Operations

Regional Health Information Networks

As part of its growth strategy to expand its customer base and rapidly increase revenues, MedLink has applied for inclusion as a preferred vendor to a number of RHIOs.  RHIOs are quickly becoming key intermediaries to support federal and state financial incentive programs by allocating subsidies and grants to physicians to pay for EHR software and installation.  MedLink submitted a number of Requests for Quotations at the beginning of 2009 and has been selected as a preferred vendor by some programs and is still in the final evaluation process for a number of other RHIO and RFQ programs.

MedLink views the RHIO program as a significant key to its rapid growth, and since the inception of the marketing program of select RHIO subsidized programs for physicians, the company has seen request submissions grow exponentially with more bookings in the first week alone than the Company had received all year.

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

Recent Business Developments

MedLink in CMS PQRI 2009 EHR Testing Program

In April 2009, MedLink and its CCHIT 2008 certified MedLink TotalOffice EHR 3.1 was selected by CMS to participate in the Physician Quality Reporting Initiative (“PQRI”) 2009 EHR Testing Program.  PQRI is a voluntary quality reporting program that offers financial incentives to eligible healthcare providers.  The program provides for the payment of up to 2% of the total allowed charges for covered Medicare Physician Fee Schedule services to eligible healthcare professionals who successfully report PQRI quality measures.  PQRI reporting focuses on quality of care measures, such as prevention, chronic care management, acute episode of care management, procedural related care, resource utilization and care coordination.  The 2% PQRI payments are in addition to the 2% e-prescribing incentive available to physicians who utilize e-prescriptions tools, available through MedLink’s TotalOffice EHR.  MedLink is one of 10 healthcare IT vendors, and only 1 of 9 commercial EHR companies selected to test EHR’s as a tool to facilitate simplifying physician reporting under PQRI.

The PQRI EHR program was recently approved and will go into effect starting January of 2010.  Upon completion of Phase 3, MedLink will become one of a select few EHR systems approved by CMS to submit EHR data directly to CMS.  This ability should positively influence physicians when deciding among competing EHR vendors to select MedLink as PQRI benefits include increased revenue, better quality reporting, improved productivity and enhanced competitive position.  This is another example of how MedLink differentiates itself and puts its technology in the same league as industry leaders.  The CMS Project is significant because of the focus on healthcare cost reduction through technology and preventative care.  MedLink will give physicians who use MedLink’s products the ability to directly report Quality Measures directly to CMS.  This connection allows those physicians to save time and collect money available for such programs much more efficiently.

Regional Health Information Organizations (RHIO)

Currently the MedLink TotalOffice EHR and its related services are at various stages of the selection process with New York Metropolitan area RHIOs including the Interboro RHIO, E-Health Network of Long Island RHIO, Primary Care Information Project (PCIP), Long Island Information Exchange (LIPIX), New York Clinical Information Exchange (NYCLIX) and Brooklyn Health Information Exchange (BHIX).  The above referenced RHIO’s have received collectively more than $108 million in HEAL funding and the Company’s current project status vary between the RHIO’s from  contract execution and current marketing and rollout, final contract negotiation, integration into the RHIO Health Information Exchange, pilot programs and proof of concepts.

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

Labs and Imaging Centers

The Company continues to enter into agreements with Labs and Imaging centers.  During the 3rd quarter the company signed affiliation agreements with 2nd largest imaging center in New York and one of the largest labs that collectively service more than 5,000 physicians.  These partnership and affiliation agreements provide for the centers to market the MedLink TotalOffice EHR and EHR Lite to their referring physician base and assist their physicians in subsidizing the cost of the MedLink TotalOffice EHR under the guidelines of satisfying the electronic health record Stark exception and the EHR anti-kickback safe harbor and pay to integrate their respective lab and radiology systems into the office based EHR of their referring physicians.

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

Value-Added Resellers Program

During the 2nd quarter of 2009, MedLink formalized a program for value-added resellers (“VAR”) of its TotalOffice EHR application.  MedLink views VARs as a cost effective way to build its sales and marketing efforts without incurring the direct cost of hiring a large sales force.  MedLink added a 3rd VAR in the third quarter and is in discussion with additional VAR’s that are under consideration.

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of September 30, 2009:

Operating lease obligations	Total	Less Than 1 Year	1-3 Years
	$399,596	$78,932	$259,000

The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters.

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

The Company's revenues from continuing operations for the period ending September 30, 2009 and 2008 were $129,543 and $105,606, respectively. The increase in revenue is primarily attributable to reduced increased sales in the MedLink Total Office EHR and integration fees from labs and radiology centers.

Expenses for the period ending September 30, 2009 and 2008 were $115,150 and $1,058,998, respectively.  The decrease in 2009 is primarily attributable to decreased stock-based compensation expenses associated primarily with the Company’s management, consultants and healthcare legal advisors.

The Company had net profit/(loss) of $12,308 and ($969,065) for the period ending September 30, 2009 and 2008, respectively.  This is the first 3-month period that the company has realized a profit, ahead of management’s goal of a profit on a cash basis of the 4th quarter of 2009.  The net profit is primarily attributable to increase sales of the MedLink Total Office EHR, Lab and Radiology Integrations fee’s, the scaleback of the Company’s operations in California and decreased compensation expenses due to decreased stock-based compensation expenses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

Our revenues from continuing operations for the nine months ended September 30, 2009 and 2008 were $389,514 and $374,125, respectively. The increase in revenue is primarily attributable to reduced increased sales in the MedLink Total Office EHR and integration fees from labs and radiology centers which are both a significantly larger percentage of the Company’s overall revenue.

Operating Expenses for the nine month period ended September 30, 2009 and 2008 were $956,346 and $2,537,085, respectively.  The decrease in 2009 is primarily attributable to decreased stock-based compensation expenses associated primarily with the Company’s management, consultants and healthcare legal advisors, reduced rent and affiliated expenses, and increased efficiencies through technology.

We had net losses of ($570,328) and ($2,178,633) for the nine month period ended September 30, 2009 and 2008, respectively.  The decrease in net losses resulted primarily from a decreases in compensation expenses due to decreased stock-based compensation expenses and reduced expenses as described above.

Liquidity and Capital Resources

At September 30, 2009, the Company had a working capital deficiency of ($2,011,844). While the Company believes revenue that will be earned from the sales of the MedLink EHR, integration fees from labs and imaging centers as well as recurring revenue from the maintenance and support of its applications will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors.

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

Goodwill

ASC Topic 350, formerly SFAS No. 142, “Goodwill and Other Intangible Assets,” classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our acquired technology and other intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable; we review such intangible assets with definite lives for impairment. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Goodwill is not amortized. We perform tests for impairment of goodwill annually, or more frequently if events or circumstances indicate it might be impaired. We have only one reporting unit for which all goodwill is assigned. Impairment tests for goodwill include comparing the fair value of the company compared to the comparable carrying value, including goodwill.

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

Accounting for Stock-Based Compensation

ASC Topic 505, formerly SFAS 123 (“SFAS 123(R)”) requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  In 2009, the Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by ASC Topic 260, formerly the Financial Accounting Standards Board (“FASB”).  Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Disclosure about Derivative Instruments and Hedging Activities

According to ASC Topic 815, formerly SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” the objectives for using derivative instruments must be disclosed in terms of underlying risk and accounting designation.

Determination of the Useful Life of Intangible Assets

ASC Topic 350, formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” is used to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of MedLink International, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2008 as filed on Form 10-K/A.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officers evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of internal control over financial reporting can provide absolute assurance that all control issues, if any, within our company have been detected and may not prevent or detect misstatements.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Notwithstanding the existence of the material weakness described above, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and Chief Financial Officer, there have been no changes in the Company’s internal controls or other factors for the period covered by the subject Form 10-Q that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these currently pending matters has yet to be determined, we do not presently believe that their outcome will significantly adversely affect our financial position, results of operations or liquidity.

Item 1A.  Risk Factors.
Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2009, the Company entered into a subscription agreement’s with two individual accredited investors for private placements in the amount of $90,000 to purchase 150,000 shares of the Company’s Class A Common Stock at a price of $0.60 per share.  The Company will use the net proceeds for working capital purposes.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6.  Exhibits.

No.	Description of Exhibit
3(i)(1)	Restated Articles of Incorporation of MedLink International, Inc., dated December 11, 1980, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.
3(i)(2)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated November 17, 1988, incorporated by reference to Exhibit 1 on Form 10-KSB filed June 16, 2000.
3(i)(3)	Articles of Amendment to the Articles of Incorporation of MedLink International, Inc., dated October 10, 2000, incorporated by reference to Exhibit 1 on Form 10-KSB filed March 4, 2001.
3(i)(4)	Articles of Incorporation of MedLink International, Inc., dated October 6, 2005, incorporated by reference to Exhibit 3.1 on Form 10-KSB filed April 17, 2006.
3(ii)(1)	Bylaws of MedLink International, Inc., incorporated by reference to Exhibit 3.2 on Form 10-KSB filed April 17, 2006.
10.18	Employment Agreement between the Company and Ray Vuono dated May 11, 2009;
10.19	Employment Agreement between the Company and James Rose dated May 11, 2009;
10.20	Employment Agreement between the Company and Konrad Kim dated May 11, 2009;
31.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 20, 2009.*
31.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 20, 2009.*
32.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(b) or Rule 15d-14(b), dated November 20, 2009.*
32.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(b) or Rule 15d-14(b), dated November 20, 2009.*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

Date: November 20, 2009

By:  /s/ James Rose
       James Rose
      Chief Financial Officer