Form 10-K/A
period 2009-12-31
MEDLINK INTERNATIONAL, INC.
filed 2010-02-01
CIK 225501

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K/A (Amendment No. 2)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ...........to...............
Commission File Number: 1-31771

MEDLINK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1311718
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The aggregate market value of the voting and non-voting equity held by non-affiliates as of March 31, 2009 based upon the closing price of the Common Stock on the Over-the-Counter Bulletin Board and Frankfurt Stock Exchange for such date was $9,460,217 as of March 31, 2009.  There were a total of approximately 18,772,003 shares held by non-affiliates as of such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of December 31, 2008
Class A Common Stock, $0.001 par value	26,947,333
Class B Common Stock, $0.001 par value	5,361,876

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K/A
FOR YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE

     We are amending our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "Form 10-K"), as originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2009, as previously amended by Amendment No. 1 thereto ("Form 10-K/A-1") filed on September 22, 2009, regarding certain restatements which appeared therein.

     We are filing this amendment No. 2 to the Form 10-K ("Form 10-K/A-2") in response to comments received from the SEC in connection with its review of the Form 10-K/A-1 to address the restatement and make corrections in accordance with the requirements of Statement of Financial Accounting Standards No. 154 “Accounting Change and Error Corrections, address the disclosures required by paragraph 51 of SFAS 14, address certain reclassifications described in Note 12 to the Financial Statements, and to correct an error on the dating of the Auditors report.

     This Form 10-K/A-2 reflects changes to Item 8 Financial Statements in response to comments from the SEC thereon. Corresponding changes have been made to Item 8 (Financial Statements).   Additionally, the Registrant added Note 12 regarding the restatement of the Registrant’s financial statements and revised Note 3.  All restatements to the financial statements affected are non-cash in nature and have no impact on the Company’s Consolidated Income statement as originally filed.

     Unless indicated otherwise below, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context.  Except as otherwise stated herein, and for certain typographical errors, no other information in the 10-K and 10-K/A-1 have been updated by this Amendment No. 2, and no disclosures have been updated to reflect events that occurred after the filing of the Initial 10-K. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing.

     Finally, we are including currently dated officer certifications which appear as Exhibits 31.1, 31.2 and 32.1 to this amended report. Other than these changes, all other information concerning our company remains as contained in the Form 10-K/A-1.

STATEMENT OF FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to MedLink International, Inc. and its subsidiaries (collectively the “Company”) that are based on the beliefs of the Company’s management, as well as, assumptions made by and information currently available to management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to:  the Company's need to obtain additional financing or equity; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and certain other factors detailed below under Risk Factors.

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

Period	High	Low
1st Quarter 2007	$0.97	$0.27
2nd Quarter 2007	$2.04	$0.72
3rd Quarter 2007	$1.50	$0.86
4th Quarter 2007	$1.74	$1.01
1st Quarter 2008	$1.50	$0.71
2nd Quarter 2008	$1.25	$0.71
3rd Quarter 2008	$1.76	$0.50
4th Quarter 2008	$2.00	$0.65
1st Quarter 2009	$1.00	$0.35

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

(2)  Consists of the following number of options held by the following persons which were received pursuant to the agreements set forth above:
Jameson Rose	800,000
Ray Vuono	960,000
Dr. Michael Carvo	0
Konrad Kim	240,000
Totals	2,000,000

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

Liquidity and Capital Resources

      At December 31, 2008, the Company had a working capital deficiency of $(2,177,424). While the Company believes revenue that will be earned from the sales of the MedLink EHR, and will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

As discussed in Note 12 to the consolidated financial statements, the previously filed consolidated financial statements for the year ended December 31. 2008 and 2007 have been restated.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
April 15, 2009 (except as to Notes 1, 3 and 12 which are as of January 25, 2010)

MEDLINK INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	For the years ended
	December 31,
	2008 (restated)	2007 (restated)
ASSETS
CURRENT ASSETS:
Cash		2,762
Accounts Receivable	20,731
Due from related party	-	39,372
Inventory	2,818
Deposits	9,165
Total current assets	32,714	42,134

Office equipment (at cost) net of accumulated depreciation	179,025	133,559
Intangible asset (at cost), net of accumulated amortization	40,450	41,538
Goodwill	1,252,129	1,252,129
Security deposit	20,438	5,400
Other assets	5,400

TOTAL ASSETS:	$1,530,156	$1,474,760

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	403,277	427,683
Bank overdraft	26,834	-
Deferred revenue	70,384	64,884
Current portion of capitalized lease payable	5,500	5,50
Note payable	701,145	623,437
Due to related party	1,002,988	533,922
TOTAL CURRENT LIABILITIES	2,210,138	1,658,176

Stockholders' deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 26,947,333 and 20,371,822 shares issued, respectively	26,947	20,372
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	(300,000)	(100,000)
Additional paid-in capital	17,371,500	13,349,010
Accumulated deficit	(17,653,240)	(13,287,741)
Deferred charges	-	(40,138)
Treasury stock	(130,551)	(130,551)
Total stockholders' deficit	(679,982)	(183,416)
TOTAL STOCKHOLDERS’ LIABILITIES AND STOCKHOLDER EQUITY	$1,530,156	$1,474,760

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

MEDLINK INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
	Common Stock		Additional
	Number of		Paid-in		Surplus	Deferred	Treasury
	Shares	Amount	Capital (restated)	(Deficit)	Receivables	Charges	Stock	Total (restated)
Balance at Dec 31, 2006	16,646,822	$16,647	$10,730,165	$(10,824,642)	$(19,783)	$(159,538)	$(130,551)	$(387,702)
Share issued for employment services	2,400,000	2,400	324,000	0	0	0	0	326,400
Stock based compensation	0	0	400,000	0	0	0	0	400,000
Repayment of receivables	0	0	0	0	19,783	0	0	19,783
Shares issued in connection with the exercise of shareholders’ options	1,480,000	1,480	250,120	0	0	0	0	251,600
Shares issued for consulting services	50,000	50	45,725	0	0	0	0	45,775
Shares sold in 2007	4,956,876	4,957	1,122,874	0	(100,000)	0	0	1,027,831
Options issued for consultants service	0	0	176,326	0	0	0	0	176,326
Deferred charges	0	0	0	0	0	119,400	0	119,400
Shares issued in Anywhere MD acquisition	200,000	200	299,800	0	0	0	0	300,000

Net loss for the year ended Dec 31, 2007	0	0	0	(2,462,829)	0	0	0	(2,462,829)
Balance at Dec 31, 2007	25,733,698	$25,734	$13,349,010	$(13,287,471)	$(100,000)	$(40,138)	$(130,551)	$(183,416)
Share issued for employment services	2,879,999	2,880	388,800	0	0	0	0	391,680
Shares issued for consultants services	2,407,000	2,407	2,426,813	0	0	0	0	2,429,220
Shares issued for payables	43,930	44	43,886	0	0	0	0	43,930
Shares issued to settle loan payable	560,000	560	279,440	0	0	0	0	280,000
Stock based compensation	0	0	533,345	0	0	0	0	533,345
Shares issued in lieu of rent	55,000	55	28,652	0	0	0	0	28,707
Shares issued for legal fee’s	100,000	100	112,083	0	0	0	0	112,183
Shares issued in connection with the exercise of shareholders’ options	117,989	118	(118)	0	0	0	0	0
Shares sold in 2008	411,593	411	209,589	0	(200,000)	0	0	10,000
Net deficit acquired in Anywhere MD	0	0	0	0	0	40,138	0	40,138
Net loss for the year ended Dec 31, 2008	0	0	0	(4,365,769)	0	0	0	(4,365,769)
Balance at Dec 31, 2008	32,309,209	$32,310	$17,371,500	$(17,653,240)	$(300,000)	$0	$(130,551)	$(679,982)

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the years ended
	December 31,
	2008 (restated)	2007 (restated)
Cash flows from operating activities:
Net loss	$(4,365,769)	$(2,462,829)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	-	(113,290)
Depreciation	22,443	34,860
Increase in deferred charges	40,138	-
Amortization	1,088	-
Amortization of deferred charges	-	132,163
Issuance of common stock	210,000	-
Share based compensation	533,345	400,000
Issuance of common stock for salary	391,680	-
Issuance of common shares for consulting and other services rendered	2,429,220	819,884
Issuance of common stock for relief of loans	323,930	-
Issuance of common stock for rent	28,707	-
Issuance of common stock for legal fees	112,183	-
Inventory	(2,818)	-
Deposits	(9,165)	(12,583)
Increase in deferred revenue	5,500	64,884
Accounts receivable	(15,731)	(39,372)
Other assets	(20,438)
Accrued expense and other current liabilities	(24,406)	(37,537)

Net cash used in operating activities	(345,093)	(1,213,820)

Cash flows from investing activities:
Purchase of fixed assets	(67,909)	(111,685)
Purchase of intangible asset	-	(41,812)
Cash acquired in Med-Link acquisition	-	274

Net cash used in investing activities	(67,909)	(153,223)

____________________________________________________________________
See accompanying notes to consolidated financial statements.
MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the years ended
	December 31,
	2008 (restated)	2007 (restated)
Cash flows from financing activities:
Proceeds from related party loans	-
Repayment of loans	-	(251,563)
Increase in lease payable	(2,750)	(5,500)
Proceeds from loan payable	77,708	-
Proceeds from sale of stock	-	1,027,831
Proceeds from subscription receivable	(200,000)
Advances from (to) officer/shareholders	508,448	599,037

Net cash provided by (financing activities	383,406	1,369,805

NET INCREASE (DECREASE) IN CASH	(29,596)	2,762

CASH AT BEGINNING OF YEAR	2,762	-

CASH AT END OF PERIOD	$(26,834)	$2,762

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Issuance of common stock	$210,000	$-
Share based compensation	$533,345	$-
Issuance of common stock for salary	$391,680	$-
Issuance of common shares for consulting and other services rendered	$2,429,220	$-
Issuance of common stock for relief of loans	$323,930	$-
Issuance of common stock for rent	$28,707	$-
Issuance of common stock for legal fees	$112,183	$-

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
MedLink International Inc. (the “Company”) is a healthcare information enterprise system business focused on the physician sector.  The Company is in the business of selling, implementing and supporting software solutions that provide healthcare providers with secure access to clinical, administrative and financial data in real-time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare services primarily through the sale of its flagship product the MedLink TotalOffice EHR.

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

The business of the Company is largely carried out by the parent company, but has to two operating subsidiaries, Anywhere MD and KRAD Konsulting (KRAD) that have limited operations. The Company also has four inactive subsidiaries, Med-Link USA, Inc., Med-Link VPN, Inc., Western Media Acquisition Corp. (formerly Western Media Sports Holdings, Inc.), and Western Media Publishing Corp.

Anywhere MD. - Anywhere MD has a proprietary software application for chiropractic market called AutoDoc.  The software applications provide physician with easy to use noting templates to help document the most accurate healthcare information at the “Point Of Care.”  The AutoDoc clinical documentation software for chiropractors improve productivity by enabling providers to diagnose, treat and manage patient information at the highest level.  Although, the code and database structure of the AutoDoc software is outdated and is limited due to recent industry requirements, the Company is currently planning a rewrite to the code which will embed the software within the MedLink TotalOffice EHR to help it remain competitive and adhere to industry requirements.

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.  (i) Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.  (ii) Management is also planning to continue to finance the company using their own personal funds or using the equity that they personally own in the company.  (iii) Management intends to increase revenues and is actively pursuing additional contracts.

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

NOTE 3 – GOODWILL (continued)

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

The Company conducts an impairment analysis on the last day of each calendar year.  The first step in our annual goodwill impairment analysis is to compare the estimated fair value with the carrying value of the reporting unit’s assets.   The process of estimating the fair value of our reporting units requires significant judgment to conduct the analysis.   To determine fair value, we use the income approach under which we calculate the fair value based on the estimated discounted future cash flows of that unit. We evaluate the reasonableness of this approach with the market approach, which involves a review of the carrying value of our assets relative to our market capitalization.

Income Approach
Applying the income approach requires that we make a number of important estimates and assumptions. We estimate the future cash flows based on forecasted revenues and operating costs. This, in turn, involves further estimates, such as estimates of future growth rates and applying a discount rate to the estimated future cash flows for the purpose of the valuation. Based on our operational forecasts, which used the best information that was available to us at the time of the filing, we anticipated having the ability to invest development resources during the second quarter of 2009 to the development and re-write of the AutoDOC platform.  With the incorporation of the AutoDOC logic into the Notes application of the MedLink TotalOffice EHR and its full interoperability capabilities, the Company had made year end estimates that with 4 months of development investment into the integration that the Company would be able to enter the chiropractic market with its MedLink TotalOffice EHR.  The Company projected revenue of approximately $4.6 million over a 5 year period, and conducted a discounted cash flow analysis of the five year period resulting in a present value of approximately $1.97 million.

Market Approach
During the period from December 1, 2008 through December 31, 2008 (the last trading day of our fourth quarter) October 21, 2008, the closing price of our common stock ranged from $1.00 to $0.69 per share which resulted in a market capitalization well in excess of our book value ($837, 103) of approximately $18.6 million based on the lowest closing price of $.69.

As of December 31, 2008, our goodwill balance was $1,252,129. Based on the impairment analysis we determined that the fair value exceeded the carrying value by no less than 100% of the carrying value.  Resulting in the conclusion that an impairment of cash flows was not warranted taking into account the valuation methods of the two valuation approaches that both exceeded the carrying value of the goodwill.

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

Note 12 - RESTATEMENT OF FINANCIAL INFORMATION

During the three months ended September 30, 2009, the Company identified errors in the classification of goodwill for fiscal years 2008 and 2007 and an inconsistency with the classification of the purchase price allocation of the acquisition of Anywhere MD, Inc.

The accompanying financial statements for the year ended December 31, 2007 have been restated to reflect the corrections in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Change and Error Corrections”. This restatement is primarily due to the corrections of errors in the previously reported financial statements to address the purchase price allocation and disclosures required by paragraph 51 of SFAS 141 and update the filing to include the identification and classification of the amounts and to address reclassifications that were made to the December 31, 2007 audited financials in order to conform to the December 31, 2008 financial statement presentation.  The effect of these changes had no effect on the consolidated income statement as reported for the year ended December 31, 2008 and 2007.

Effects on previously issued 2007 financial statements as previously reported is summarized in the tables below to reflect the application of these corrections.

Increase in Goodwill	$277,129
Increase in Total Assets	277,129
Increase in Additional Paid in Capital	277,129
Increase in Total Stockholders’ Deficit	277,129
Reduction in Issuance of Common Stock in Operating Activities	(1,027,841)
Increase in Proceeds from sale of stock in Financing Activates	1,027,841

The Company amended its previously issued condensed consolidated financial statements for the twelve months ended December 31, 2007 to recognize a reclassification of the purchase price of Anywhere MD, Inc., that was originally posted as an offset against additional paid in capital, rather than as a component of the purchase price and ultimately goodwill, resulting an increase in goodwill of $277,129 offset by an increase in Additional paid in capital of $277,129.  The effect of these changes resulted in an increase in Total Assets and Total Stockholder Liabilities and Stockholders’ Equity to $1,474,760.  Additionally, the Company reclassified $1,027,841 from an Operating Activity to a Financing Activity in the Consolidated Statements of Cash Flows to conform to the financial presentation of the Company’s December 31, 2008 financial statement presentation. The tables below reflect these corrections.

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

Note 12 - RESTATEMENT OF FINANCIAL INFORMATION (continued)

	Previously	Net		Restated
Balance Sheet as of December 31, 2007	Reported	Change
	2007			2007
ASSETS
CURRENT ASSETS:
Cash	2,762	-		2,762
Due from related party	39,372	-		39,372
TOTAL CURRENT ASSETS:	42,134	-		42,134
Office equipment (at cost) net of accumulated depreciation	133,559	-		133,559
Intangible asset (at cost), net of accumulated amortization	41,538	-		41,538
Goodwill	975,000	277,129	(A)	1,252,129
Security deposit	5,400	-		5,400
Other assets		-		-
TOTAL ASSETS:	1,197,631	277,129		1,474,760

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	427,683	-		427,683
Bank overdraft	-			-
Deferred revenue	64,884	-		64,884
Current portion of capitalized lease payable	5,500			5,500
Note payable	623,437	-		623,437
Due to related party	533,922	-		533,922
Lease Payable	2,750	-		2,750
TOTAL CURRENT LIABILITIES	1,658,176			1,658,176

STOCKHOLDERS' DEFICIT:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 20,371,822 issued and outstanding	20,372	-		20,372
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	-		5,362
Subscription receivable	(100,000)	-		(100,000)
Additional paid-in capital	13,071,881	277,129	(B)	13,349,010
Accumulated deficit	(13,287,471)			(13,287,471)
Deferred charges	(40,138)	-		(40,138)
Treasury stock	(130,551)	-		(130,551)
Total stockholders' deficit	(460,545)	277,129		(183,416)
TOTAL STOCKHOLDERS' LIABILITIES AND STOCKHOLDER EQUITY	1,197,631	277,129		1,474,760

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

Note 12 - RESTATEMENT OF FINANCIAL INFORMATION (continued)
Consolidated Statements of Cash Flows as of December 31, 2007	Previously	Net		Restated
	Reported	Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,462,829)	-		(2,462,829)
Adjustments to reconcile net loss to net cash used in operating :
Minority interest	(113,290)	-		(113,290)
Depreciation	34,860	-		34,860
Amortization	-	-		0
Amortization of deferred charges	132,163	-		132,163
Issuance of common stock	1,027,831	(1,027,831	)(B)	-
Share based compensation	400,000	-		400,000
Issuance of common stock for salary	-	-		-
Issuance of common shares for consulting and other services rendered	819,884	-		819,884
Deposits	(12,583)	-		(12,583)
Increase in deferred revenue	64,884	-		64,884
Accounts receivable	(39,372)	-		(39,372)
Other assets		-
Accrued expense and other current liabilities	(37,537)			(37,537)

NET CASH USED IN OPERATING ACTIVITIES	(185,989)	1,027,831	(C)	(1,213,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(111,685)	-		(111,685)
Purchase of intangible asset	(41,812)			(41,812)
Cash acquired in Med-Link acquisition	274	-		274
Net cash used in investing activities:	(153,223)	-		(153,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans
Repayment of loans	(251,563)			(251,563)
Increase in lease payable	(5,500)			(5,500)
Proceeds from loan payable	-	-		-
Proceeds from sale of stock		1,027,831	(C)	1,027,831
Proceeds from subscription receivable
Advances from (to) officer/shareholders	599,037			599,037
Net cash provided by financing:	341,974	1,027,831	(C)	1,369,805
NET INCREASE (DECREASE) IN CASH	2,762			2,762
CASH AT BEGINNING OF YEAR	-			-
CASH AT END OF PERIOD	2,762			2,762
Supplemental disclosure of cash flow information:	-	-		-

Supplemental disclosure of non-cash financing activities	-	-		-

A) During the restatement of financial statements for the period ended December 31, 2008 previously filed on Form 10-K\A, it was noted that a restatement of the purchase price allocation in the acquisition of Anywhere MD, Inc. was posted as an offset against additional paid in capital, rather than as a component of the purchase price and ultimately goodwill.  The adjustment of $277,129 to Goodwill from Additional paid-in capital balances relates to the adjustment in the purchase price of Anywhere MD, as it relates to the excess of net liabilities over net assets acquired by MedLink.

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

Note 12 - RESTATEMENT OF FINANCIAL INFORMATION (continued)

B)  This reflects the net effect of the adjustment related to the goodwill transactions as noted in the footnotes above at the estimated fair value and their respective impact on additional paid-in capital.

C) The Company has restated its Statement of Cash Flows in order to reflect that proceeds received from the sale of common stock as a financing activity, rather than an operating activity.

2008 Financial Statements

Effects on previously issued 2008 financial statements as previously reported is summarized in the tables below to reflect the application of these corrections.

Increase in Goodwill	$277,129
Increase in Total Assets	277,129
Increase in Additional Paid in Capital	277,129
Increase in Total Stockholders’ Deficit	277,129

The Company amended its previously issued condensed consolidated financial statements for the twelve months ended December 31, 2008 to recognize a reclassification of the purchase price of Anywhere MD, Inc., that was originally posted as an offset against additional paid in capital, rather than as a component of the purchase price and ultimately goodwill, resulting an increase in goodwill of $277,129 offset by an increase in Additional paid in capital of $277,129.  The effect of these changes resulted in an increase in Total Assets and Total Stockholder Liabilities and Stockholders’ Equity to $1,530,156.  The tables below reflect these corrections.

	Previously	Net		Restated
Balance Sheet as of December 31, 2008	Reported	Change
ASSETS
CURRENT ASSETS:
Cash		-
Accounts Receivable	20,731	-		20,731
Inventory	2,818	-		2,818
Deposits	9,165	-		9,165
TOTAL CURRENT ASSETS	32,714	-		32,714
Office equipment (at cost) net of accumulated depreciation	179,025	-		179,025
Intangible asset (at cost), net of accumulated amortization	40,450	-		40,450
Goodwill	975,000	277,129	(A)	1,252,129
Security deposit	20,438	-		20,438
Other assets	5,400	-		5,400
TOTAL ASSETS:	1,253,027	277,129		1,530,156
MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated) Note 12 - RESTATEMENT OF FINANCIAL INFORMATION (continued)
	Previously	Net		Restated
Balance Sheet as of December 31, 2008	Reported	Change
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	403,277	-		403,277
Bank overdraft	26,834	-		26,834
Deferred revenue	70,384	-		70,384
Current portion of capitalized lease payable	5,500	-		5,500
Note payable	701,145	-		701,145
Due to related party	1,002,88	-		1,002,988
TOTAL CURRENT LIABILITIES	2,210,128	-		2,210,138

STOCKHOLDERS' DEFICIT:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 26,947,333 shares issued and outstanding	26,947	-		26,947
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	-		5,362
Subscription receivable	(300,000)	-		(300,000)
Additional paid-in capital	17,094,371	277,129	(B)	17,371,500
Accumulated deficit	(17,653,240)	-		(17,653,240)
Deferred charges		-		-
Treasury stock	(130,551)	-		(130,551)
TOTAL STOCKHOLDERS' DEFICIT	(957,111)	277,129		(679,982)
TOTAL STOCKHOLDERS' LIABILITIES AND STOCKHOLDER EQUITY	1,253,017	277,129		1,530,156

A) During the restatement of financial statements for the period ended December 31, 2008 previously filed on Form 10-K\A, it was noted that a restatement of the purchase price allocation in the acquisition of Anywhere MD, Inc. was posted as an offset against additional paid in capital, rather than as a component of the purchase price and ultimately goodwill.  The adjustment of $277,129 to Goodwill from Additional paid-in capital balances relates to the adjustment in the purchase price of Anywhere MD, as it relates to the excess of net liabilities over net assets acquired by MedLink.

B)  This reflects the net effect of the adjustment related to the goodwill transactions as noted in the footnotes above at the estimated fair value and their respective impact on additional paid-in capital.

MEDLINK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Item 9A(T).                                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officers evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report; these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K/A, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of internal control over financial reporting can provide absolute assurance that all control issues, if any, within our company have been detected and may not prevent or detect misstatements.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Notwithstanding the existence of the material weakness described above, management has concluded that the consolidated financial statements in this Form 10-K/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

	Weakness: The Company accounting department is currently understaffed and lacks personnel with expertise in US GAAP and SEC reporting standards.

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

	Weakness: The Company does not have an internal audit function and department.

Implementation Plan: The Company will establish an internal audit department.

As of December 31, 2008 the Company has not yet created an internal audit department.  The planning of this new department is currently under evaluation, and has yet to be determined.


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

Name	Age	Position	Director or Officer Since
Ray Vuono	43	Chief Executive Officer, President and Chairman of the Board	January 1, 2004
Konrad Kim	37	Chief Technology Officer and Director	October 1, 2000
Dr. Michael Carvo	56	Director	January 1, 2002
James Rose	30	Chief Financial Officer and Executive Vice President	January 1, 2004

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

Family Relationships

There are no family relationships among the Directors or Officers.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 11.	Executive Compensation

The following compensation was paid to the Company’s Chief Executive Officer and other officers during the periods indicated:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Ray Vuono, CEO (1)	2008	$4,290	$0	$0	1,376,471	480,000	-	-
	2007	$10,725	$0	$0	1,147,059	480,000	-	-
	2006	$0	$0	$0	955,483	480,000	-	-
							-	-
Jameson Rose, CFO (2)	2008	$4,290	$0	$0	1,164,705	400,000	-	-
	2007	$10,725	$0	$0	970,588	400,000	-	-
	2006	$0	$0	$0	808,824	400,000	-	-
							-	-
Konrad Kim, CTO (3)	2008	$4,290	$0	$0	338,823	120,000	-	-
	2007	$10,725	$0	$0	282,353	120,000	-	-
	2006	$0	$0	$0	235,295	120,000	-	-

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

PART IV

Item 15.                                E xhibits, Financial Statement Schedules

SEC Ref.
No.                      Title of Document
---------                                ----------------------
3.1                                Amended of Articles of Incorporation (1)

3.2                                Bylaws (1)

10.1                      Employment Agreement between the Company and Ray Vuono dated January1, 2006; (2)

10.2                      Employment Agreement between the Company and Jameson Rose dated January1, 2006; (2)

10.3                      Employment Agreement between the Company and Konrad Kim dated January1, 2006; (2)

21.1                      Subsidiaries of the Registrant (Filed herewith)

23.1                      Consent of Independent Auditor (Filed herewith)

31.1                      Certification of Ray Vuono pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; (Filed herewith)

31.2	Certification of Jameson Rose pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; (Filed herewith)

32.1                      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2                      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(1)  Incorporated by this reference from the Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(2)  Incorporated by this reference from the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

By:             /s/ Ray Vuono                                                                                                                     Dated: January 29, 2010
Ray Vuono, Chief Executive Officer and President

By:             /s/  Konrad Kim                                                                                                                  Dated: January 29, 2010
Konrad Kim, Director

By:                /s/  Dr. Michael Carvo                                                                                                            Dated: January 29, 2010
Director

By:               /s/   James Rose                                                                                                                               Dated: January 29, 2010
    Executive Vice President and Principal Financial Officer

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

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS
--------------------------------------------------------

We hereby consent to the inclusion in this Annual Report on Form 10-K/A, of our report dated April 15, 2009 and for the inclusion of Notes 1, 3 and 12 of our report dated January 25, 2010, of MedLink International, Inc. relating to the financial statements as of December 31, 2008 and 2007.

/s/ Jewett, Schwartz, Wolfe & Associates
Dated: January 25, 2010
----------------------------------------------------
Jewett, Schwartz, Wolfe & Associates