Form 10-Q/A
period 2009-03-31
MEDLINK INTERNATIONAL, INC.
filed 2010-02-02
CIK 225501

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-Q/A (Amendment No. 1)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31771

MEDLINK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1311718
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Roebling Court, Ronkonkoma, NY 11779 (Address of principal executive offices)

631-342-8800 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]                No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 15, 2009 there were 26,947,333 Class A and 5,361,876 Class B shares outstanding.

MEDLINK INTERNATIONAL, INC.

FORM 10-Q

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 (the "Form 10-Q"), as originally filed with the Securities and Exchange Commission ("SEC") on May 20, 2009, regarding certain of the disclosure which appeared therein.

We are filing this amendment No. 1 to the Form 10-Q ("Form 10-Q/A-1") as a result of a comment received from the SEC in connection with its review of Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The consolidated financial statements for the three months ended March 31, 2009 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes in the restated Form 10-K/A No.2 and as described below.

The balance sheet as of March 31, 2009 included in the Quarterly Report at the time of the initial filing on May 20, 2009 has been restated to adjust the goodwill balance and paid in capital by $277,129 as a result of the restatement of the December 31, 2008 Financial Statement.

Following a further evaluation of our internal controls after considering the SEC's comment letters, we have determined that there was a material weakness in our internal control over financial reporting and as a result the Company has amended Item 4 of this Form 10-Q/A-1 to indicate that its disclosure controls were not effective as of March 31, 2009.

All restatements to the financial statements affected are non-cash in nature.  Other than the changes described above, typographical error changes, and the addition of Note 7 to the financial statements the remainder of the document is unchanged from the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as required to reflect the changes described in this Explanatory Note.

Finally, we are including currently dated officer certifications which appear as Exhibits 31.1, 31.2 and 32.1 to this amended report. Other than these changes, all other information concerning our company remains as contained in the Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDLINK INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	March 31,	December 31,
	2009	2008
	(unaudited) (restated)	(as restated)
Current Assets:
Cash	$699	-
Accounts Receivable	45,359	20,731
Inventory	2,818	2,818
Deposits	9,165	9,165
Due from Related parties	(350)	-
Total current assets	57,691	32,714

Office equipment (at cost) net of accumulated depreciation	149,820	179,025
Intangible asset (at cost), net of accumulated amortization	38,365	40,450
Goodwill	1,198,208	1,252,129
Security deposit	18,350	20,438
Other assets	24,138	5,400
Total Assets	$1,486,572	$1,530,156

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) MARCH 31, 2009 (UNAUDITED) AND 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31,	December 31,
	2009	2008
	(unaudited) (restated)	(as restated)
Current liabilities:
Accounts payable and accrued expenses	$427,035	$403,277
Bank overdraft	-	26,834
Deferred revenue	70,384	70,384
Current portion of capitalized lease payable	5,500	5,500
Note payable	662,751	701,145
Due to related party	1,046,569	1,002,988

Total current liabilities	2,212,239	2,210,138

Total liabilities	2,212,239	2,210,138

Stockholders' deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 27,060,470 and 26,947,333 shares issued, respectively	26,947	26,947
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	(300,000)	(300,000)
Additional paid-in capital	17,712,345	17,371,500
Accumulated deficit	(18,039,770)	(17,653,240)
Treasury stock	(130,551)	(130,551)
Total stockholders' deficit	(725,667)	(679,982)

Total stockholders’ liabilities and stockholder equity	$1,486,572	$1,530,156

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) AND 2008

	For the three months
	Ended
	March 31,
	2009	2008
Sales	$144,970	$138,461
Cost of Revenues	3,084	-
Gross Profit	141,103	138,461

Operating expenses:
Operating and administrative	507,564	832,849
Depreciation and amortization	20,070	10,070
Total Operating expenses	527,634	842,919

Net Profit/(Loss)	$(386,531)	$(704,458)

Basic and diluted loss per share (Class A)	$(0.01)	$(0.03)

Basic and diluted loss per share (Class B)	$(0.07)	$(0.13)

Weighted average number of basic shares outstanding (Class A)	26,947,333	23,631,745

Weighted average number of basic shares outstanding (Class A)	5,361,876	5,361,876

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) AND 2008
	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(386,531)	$(704,458)
Adjustment to reconcile net loss to cash flows used in operating activities:
Depreciation	20,070	10,070
Amortization and deferred charges	2,085	156,606
Share based compensation	340,845	-
Accounts receivable	(24,628)	(27,753)
Accrued expense and other current liabilities	23,758	6,330
Issuance of common shares for consulting and other services rendered		133,117
Other Assets	(16,650)	-

Net Cash used in operating activities	(41,051)	(288,379)

Cash flows from investing activities:
Purchase of fixed assets	(898)	(7,048)
Adjustment to net fixed assets	10,033	-
Write down of goodwill	53,922	-
Net cash provided by (used in) investing activities	63,057	(7,048)

Cash flows from financing activities:
Issuance of common stock	-	280,000
Repayment of loans	(38,394)	(2,800)
Advanced from officer/shareholders	43,921	15,465

Net cash flows provided by financing activities	5,527	292,665

Net increase (decrease) in cash	27,553	(2,762)

Cash-at beginning of period	(26,834)	-

Cash-at end of period	699	-

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) AND 2008

	For the three months ended March 31,
	2009	2008
Supplemental disclosures of cash flows information:

Interest	$0	$0

Income taxes	$0	$0

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

The Company also considers FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” when determine the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax return.  There were no uncertain tax positions expected to be taken by the Company as of March 31, 2009.

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

The Company derives its revenue from primarily from the sale and support of its proprietary software the MedLink TotalOffice EHR. Revenue that is derived from the sale of software and related products, is recognized in the period in the sale occurred. Revenue that is derived from technical support contracts is recognized as revenue ratably over the term of the contract. Amounts received toward technical support contracts that are not considered earned are recorded as deferred revenues on the balance sheet. Deferred revenue balances at March 31, 2009 and 2008 were $70,384 and $64,884.

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

.

In December 2007, the FASB issued SFAS No. 141R. “Business Combinations”. SFAS No. 141R replaces SFAS No. 141 and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations.  SFAS No. 141R is effective for the Company in the first quarter of fiscal 2009.  The Company’s adoption of SFAS 141R did not have a material impact upon the Company’s consolidated financial statements as of March 31, 2009.

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

NOTE 3 - PROPERTY AND EQUIPMENT

As of March 31, 2009, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated
	Useful Life (years)

Furniture and fixtures	5	$13,320
Leasehold improvements	3	10,423

Equipment	5	220,754
		244,497
Less accumulated depreciation		79,076
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

MEDLINK INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009 (UNAUDITED)

NOTE 7- RESTATEMENT

Upon receipt of SEC Comment Letters, the Company’s management reviewed the accounting for certain transactions previously disclosed in our interim and annual financial statements for the fiscal years ended December 31, 2008 and 2007 and the fiscal quarters ended March 31, 2009, June 30, 2009, and September 30, 2009.

The following provides a detailed description of the restatements related to the correction of the errors contained in the historical information as well as affects by line item. In addition, certain amounts have been reclassified to conform to the presentation contained in our Form 10-K/A for the fiscal year ended December 31, 2008 inclusive of the restated amounts for the fiscal year ended December 31, 2007.

The consolidated financial statements for the three months ended March 31, 2009 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

The balance sheet as of March 31, 2009 included in the Quarterly Report at the time of the initial filing on May 20, 2009 has been restated to adjust the goodwill balance and paid in capital by $277,129 as a result of the restatement of the December 31, 2008 on Form 10-K/A.  The December 31, 2008 balance sheet and the balance sheet for the three months ended March 31, 2009 were adjusted to reflect the corrected accounting for the purchase price allocation of the acquisition of Anywhere MD, Inc.

The Company originally recorded the purchase price allocation in the acquisition of Anywhere MD, Inc. as an offset against additional paid in capital, rather than as a component of the purchase price and ultimately goodwill.  The adjustment of $277,129 to Goodwill from Additional paid-in capital balances relates to the adjustment in the purchase price of Anywhere MD, as it relates to the excess of net liabilities over net assets acquired by MedLink.  The 2007 and 2008 financial statements have been restated to reclassify the purchase price allocation to goodwill.

The following table on the next page sets forth the effects of the restatement adjustments on MedLink’s consolidated balance sheet as of March 31, 2009 as compared to the consolidated balance sheet as of March 31, 2009 as previously reported on May 20, 2009.  All restatements to the financial statements affected are non-cash in nature and have no impact on the Company’s Consolidated Income statement as originally filed on Form 10-Q.

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

MEDLINK INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009 (UNAUDITED)

	Previously Reported	Previously Reported	Net Change	Net Change	Restated	Restated
	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008	March 31, 2009	December 31,
	(unaudited)		(unaudited)		(unaudited)
Current Assets:
Cash	699				699
Accounts Receivable	45,359	20,731			45,359	20,731
Due from related party	(350)				(350)	-
Inventory	2,818	2,818			2,818	2,818
Deposits	9,165	9,165			9,165	9,165
Total current assets	57,691	32,714			57,691	32,714
Office equipment (at cost) net of accumulated depreciation	149,820	179,025			149,820	179,025
Intangible asset (at cost), net of accumulated amortization	38,365	40,450			38,365	40,450
Goodwill	921,079	975,000	277,129(A)	277,129 (A)	1,198,208	1,252,129
Security deposit	18,350	20,438			18,350	20,438
Other assets	24,138	5,400			24,138	5,400
Total Assets	1,209,443	1,253,027	277,129	277,129	1,486,572	1,530,156
Current liabilities:
Accounts payable and accrued expenses	427,035	403,277			427,035	403,277
Bank overdraft		26,834				26,834
Deferred revenue	70,384	70,384			70,384	70,384
Current portion of capitalized lease payable	5,500	5,500			5,500	5,500
Note payable	662,751	701,145			662,751	701,145
Due to related party	1,046,569	1,002,988			1,046,569	1,002,988
Total current liabilities	2,212,239	2,210,138			2,212,239	2,210,138
Total liabilities	2,212,239	2,210,138			2,212,239	2,210,138
Stockholders' Deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 26,947,333 and 26,947,333 shares issued, respectively	26,947	26,947			26,947	26,947
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362			5,362	5,362
Subscription receivable	(300,000)	(300,000)			(300,000)	(300,000)
Additional paid-in capital	17,435,216	17,094,371	277,129 (A)	277,129 (A)	17,712,345	17,371,500
Accumulated deficit	(18,039,770)	(17,653,240)			(18,039,770)	(17,653,240)
Treasury stock	(130,551)	(130,551)			(130,551)	(130,551)
Total stockholders' deficit	(1,002,796)	(957,111)	277,129(A)	277,129(A)	(725,667)	(679,982)
Total stockholders’ liabilities and stockholder equity	1,209,443	1,253,027	277,129	277,129	1,486,572	1,530,156

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

The realization of 2008 CCHIT certification was extremely significant for the company, putting the company on par from a product functionality stand point with market leaders such as Allscripts, McKesson, Quality Systems, NextGen and E-ClinicalWorks.  CCHIT Certification has resulted in increased business developments opportunities to the Company that previously wasn’t available due to the lack of certification.  Primarily the opportunity to work with Regional Health Information Organizations (RHIO’s) that are regional non-for-profit organizations generally funded through state healthcare IT initiatives, which support financially the medical community in the advancement of Healthcare IT through the adoption of Electronic Health Records.

Recent Business Developments

Zwanger-Pesiri Radiology

In March of 2009, MedLink signed an agreement with Zwanger-Pesiri Radiology (“Zwanger”), an Imaging group that operates eight (8) diagnostic imaging centers in New York to provide referring providers of Zwanger the MedLink EHR Lite.  Under the terms of the agreement Zwanger will pay to MedLink on average $1,500 annually in integration fees per physician user of the MedLink EHR Lite for MedLink to deliver Zwanger DICOM studies and related reports.  Zwanger and MedLink are working together alongside some regional labs to roll-out an aggressive marketing plan to distribute the EHR Lite.  With more than 5,000+ Zwanger referring physicians on Long Island, MedLink expects significant revenue and penetration into the Long Island market in the 2nd half of 2009.

Clinical Laboratory Management

In April of 2009, MedLink signed an agreement with Clinical Laboratory Management, Inc. (“CLM”), a regional ancillary provider of Lab services in 5 states – New Jersey, New York, Pennsylvania , Delaware, and Maryland.   Under the terms of the Agreement, CLM will assist their physicians in subsidizing the cost of the MedLink TotalOffice EHR under the guidelines of satisfying the electronic health record (“EHR”) Stark exception and the EHR anti-kickback safe harbor. CLM and MedLink will work together to inform physicians on the provisions available under HITECH, 2009 stimulus plan and under the 2003 Medicare Modernization Act (MMA).   Providers may qualify for participating in the 2% e-prescription incentives and other incentives for Center for Medicare Services (CMS) - (PQRI) quality reporting, which in most cases should more than subsidize the additional costs of the TotalOffice EHR to physicians.  CLM will also be deploying the MedLink EHR Lite to its referring physicians to facilitate the ordering and retrieval of lab results.  CLM under the terms of the agreement will pay to MedLink up to $1,200 annually per physician user of the MedLink EHR Lite and TotalOffice for integration fee’s.

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

Acquisition

The Company is in the process of acquiring a Healthcare consulting company based on Long Island, New York.  The Company specializes in Medical Practice Consulting services to maximize practice efficiencies and revenues, healthcare IT implementation and training, and medical billing and recovery services.  The acquisition, if consummated, will add an additional 40 employees to MedLink to assist in the training and implementation of MedLink EHR services which will be crucial in the coming months as the company expects a significant increase in EHR installations due to the expected RHIO contracts and through its relationships with local labs and radiology centers.  The acquisition target has a current annual run rate of $3 million and experienced a 20% profit margin in 2008 (unaudited).  It is the intention of management for both companies to close the acquisition before the end of the 2nd quarter

Regional Health Information Organization (RHIO)

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

As the only New York based 2008 CCHIT Certified Company, MedLink’s management believes that the Company is well positioned to take advantage of the Country’s most aggressive state-wide healthcare IT initiative.

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

Center for Medicare and Medicaid 2009 PQRI

In April 2009, MedLink announced that its CCHIT 2008 certified MedLink Total Office EHR 3.1 had been selected by the Centers for Medicare and Medicaid Services (CMS) to participate in the Physician Quality Reporting Initiative (PQRI) 2009 EHR Testing Program. MedLink qualified and was chosen to participate along with 9 other HIT Vendors to test EHR's as a tool to facilitate simplifying physician reporting under PQRI.  The Company feels that its selection to participate in this program will help to create a competitive advantage over many of its competitors as an integrated direct connection to CMS will be crucial for physicians that will be required to report PQRI data to become eligible for HITECH funding.

Status of Operations

In October of 2008, The Certification Commission for Healthcare Information Technology (“CCHIT”) announced that the MedLink TotalOffice EHR 3.1 was one of only 8 companies to receive CCHIT certification and to have passed the inspection of 100 percent of the criteria.  CCHIT Certification was an extremely significant event in the view of the Company’s management for the future growth and success of the Company, as the certification gives the Company access to the more than $700+ million available in private and public initiatives for healthcare IT.  With as more than $20 billion dedicated to healthcare IT in the recent stimulus package, President Obama has kept his promise to fund HIT with $10 billion a year over the next 5 years for increased HIT adoption among physicians, and most industry experts expect CCHIT certification to be a requirement for the majority of the funding initiatives.

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

Future Capital Requirements

In 2008, MedLink engaged Shattuck Hammond Partners, one of the nation's premier investment banks focused on Healthcare services companies and a division of Morgan Keegan & Company, Inc. Shattuck Hammond acts as the exclusive financial advisor and investment banker for MedLink and assist the Company in an equity raise to fund the Company’s aggressive organic growth and acquisition strategies. Our primary needs for cash over the next twelve months will be to fund increased marketing expenses, working capital, pay acquisition costs relating to potential acquisitions, fund capital expenditures for MedLink TV, contractual obligations and investment needs of our current business.  The Company is actively seeking investments to fund it marketing and growth initiatives.

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

RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the period ending March 31, 2009 and 2008 were $144,187 and $138,461, respectively. The increase in revenue is primarily attributable to sales of the MedLink Total Office EHR and integration fees to labs and radiology centers.

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

      The Company had net losses of $(386,531) and $(704,458) for the period ending March 31, 2009 and December 31, 2008, respectively. The decreased in net losses resulted primarily from a decreases in compensation expenses due to decreased stock based compensation expenses. In the first quarter $348,346 was charged to expenses in non-cash compensation expenses.

Liquidity and Capital Resources

      At March 31, 2009, the Company had a working capital deficiency of $(2,154,548). While the Company believes revenue that will be earned from the sales of the MedLink EHR will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

No.	Description of Exhibit
31.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated January 29, 2010.*
31.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated January 29, 2010.*
32.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated January 29, 2010.**
32.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated January 29, 2010.*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

Date: January 29, 2010

By:  /s/ James Rose
       James Rose
       Chief Financial Officer