Form 10-Q/A
period 2009-06-30
MEDLINK INTERNATIONAL, INC.
filed 2010-02-02
CIK 225501

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

MEDLINK INTERNATIONAL, INC.

FORM 10-Q

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (the "Form 10-Q"), as originally filed with the Securities and Exchange Commission ("SEC") on August 19, 2009, regarding certain of the disclosure which appeared therein.

We are filing this amendment No. 1 to the Form 10-Q ("Form 10-Q/A-1") as a result of a comment received from the SEC in connection with its review of Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The consolidated financial statements for the six months ended June 30, 2009 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes in the restated Form 10-K/A No.2 and as described below.

The balance sheet as of June 30, 2009 included in the Quarterly Report at the time of the initial filing on August 19, 2009 has been restated to adjust the goodwill balance and paid in capital by $277,129 as a result of the restatement of the December 31, 2008 Financial Statement.

Following a further evaluation of our internal controls after considering the SEC's comment letters, we have determined that there was a material weakness in our internal control over financial reporting and as a result the Company has amended Item 4 of this Form 10-Q/A-1 to indicate that its disclosure controls were not effective as of June 30, 2009.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDLINK INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	June 30,	December 31,
	2009	2008
	(unaudited) (restated)	(audited) (as restated)
Current Assets:
Cash	$2,023
Accounts Receivable	48,725	20,731
Due from related party	(350)	-
Inventory	2,818	2,818
Deposits	9,165	9,165
Total current assets	62,381	32,714

Office equipment (at cost) net of accumulated depreciation	142,086	179,025
Intangible asset (at cost), net of accumulated amortization	36,280	40,450
Goodwill	1,156,455	1,252,129
Security deposit	41,142	20,438
Other assets	18,350	5,400
Total Assets	$1,456,694	$1,530,156

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) JUNE 30, 2009 (UNAUDITED) AND 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT	June 30,	December 31,
	2009	2008
	(unaudited) (restated)	(audited) (as restated)
Current liabilities:
Accounts payable and accrued expenses	$437,472	$403,277
Bank overdraft	-	26,834
Deferred revenue	70,384	70,384
Current portion of capitalized lease payable	5,500	5,500
Note payable	642,005	701,145
Due to related party	1,037,124	1,002,988

Total current liabilities	2,192,485	2,210,138

Total liabilities	2,192,485	2,210,138

Stockholders' deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 27,060,470 and 26,947,333 shares issued, respectively	26,864	26,947
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	(300,000)	(300,000)
Additional paid-in capital	17,898,411	17,371,500
Accumulated deficit	(18,235,877)	(17,653,240)
Treasury stock	(130,551)	(130,551)
Total stockholders' deficit	(735,791)	(679,982)

Total stockholders’ liabilities and stockholder equity	$1,456,694	$1,530,156

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND 2008

	For the three months		For the six months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	$115,783	$130,058	$259,970	$268,519
Cost of Revenues	412	-	3,496	-
Gross Profit	115,371	130,058	256,474	268,519

Operating expenses:
Operating and administrative	300,786	622,795	809,006	1,455,644
Depreciation and amortization	10,035	12,373	30,105	22,443
Total Operating expenses	310,821	635,168	839,111	1,478,087

Net Profit/(Loss)	$(195,450)	$(505,110)	$(582,637)	$(1,209,568)

Basic and diluted loss per share (Class A)	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Basic and diluted loss per share (Class B)	$(0.04)	$(0.09)	$(0.11)	$(0.23)

Weighted average number of basic shares outstanding (Class A)	26,805,987	25,409,739	26,805,987	24,643,395

Weighted average number of basic shares outstanding (Class A)	5,361,876	5,361,876	5,361,876	5,361,876

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND 2008
	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(582,637)	$(1,209,568)
Adjustment to reconcile net loss to cash flows used in operating activities:
Depreciation	30,105	22,443
Amortization and deferred charges	4,170	616,164
Share based compensation	511,267	-
Accounts receivable	(27,994)	(27,753)
Accrued expense and other current liabilities	34,195	6,330
Issuance of common shares for consulting and other services rendered		133,117
Other Assets	(20,704)	-

Net Cash used in operating activities	(51,598)	(459,267)

Cash flows from investing activities:
Purchase of fixed assets	(588)	(17,047)
Adjustment to net fixed assets	10,033	-
Write down of goodwill	95,674	-
Net cash provided by (used in) investing activities	(24,664)	(476,314)

Cash flows from financing activities:
Issuance of common stock	-	285,000
Repayment of loans	(59,140)	14,800
Advanced from officer/shareholders	34,476	206,114

Net cash flows provided by financing activities	5,527	292,665

Net increase (decrease) in cash	27,553	(2,762)

Cash-at beginning of period	(26,834)	-

Cash-at end of period	699	-

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND 2008

	For the six months ended June 30,
	2009	2008
Supplemental disclosures of cash flows information:

Interest	$0	$0

Income taxes	$0	$0

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and the cash flows for the three and six months ended June 30, 2009 and 2008, have been included.

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
		$154,756

Depreciation expense for the periods ended June 30, 2009 and 2008 was $10,035 and $12,373, respectively.  Amounts include amortization expense associated with equipment under capital leases.

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

MEDLINK INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) JUNE 30, 2009 (UNAUDITED)

NOTE 7- RESTATEMENT (continued)

The consolidated financial statements for the six months ended June 30, 2009 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

The balance sheet as of June 30, 2009 included in the Quarterly Report at the time of the initial filing on August 19, 2009 has been restated to adjust the goodwill balance and paid in capital by $277,129 as a result of the restatement of the December 31, 2008 on Form 10-K/A.  The December 31, 2008 balance sheet and the balance sheet for the six months ended June 30, 2009 were adjusted to reflect the corrected accounting for the purchase price allocation of the acquisition of Anywhere MD, Inc.

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

The following table on the next page sets forth the effects of the restatement adjustments on MedLink’s consolidated balance sheet as of June 30, 2009 as compared to the consolidated balance sheet as of June 30, 2009 as previously reported on August 19, 2009.  All restatements to the financial statements affected are non-cash in nature and have no impact on the Company’s Consolidated Income statement as originally filed on Form 10-Q.

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

MEDLINK INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009 (UNAUDITED)

	Previously Reported		Net Change		Restated
	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	December 31,
ASSETS	(unaudited)		(unaudited)		(unaudited)
Current Assets:
Cash	2,023				2,023
Accounts Receivable	48,725	20,731			48,725	20,731
Due from related party	(350)				(350)	-
Inventory	2,818	2,818			2,818	2,818
Deposits	9,165	9,165			9,165	9,165
Total current assets	62,381	32,714			62,381	32,714

Office equipment (at cost) net of accumulated depreciation	142,086	179,025			142,086	179,025
Intangible asset (at cost), net of accumulated amortization	36,280	40,450			36,280	40,450
Goodwill	879,326	975,000	277,129(A)	277,129A	1,156,455	1,252,129
Security deposit	41,142	20,438			41,142	20,438
Other assets	18,350	5,400			18,350	5,400
Total Assets	1,179,565	1,253,027	277,129	277,129	1,456,694	1,530,156

Current liabilities:
Accounts payable and accrued expenses	437,472	403,277			437,472	403,277
Bank overdraft	-	26,834			-	26,834
Deferred revenue	70,384	70,384			70,384	70,384
Current portion of capitalized lease payable	5,500	5,500			5,500	5,500
Note payable	642,005	701,145			642,005	701,145
Due to related party	1,037,124	1,002,988			1,037,124	1,002,988
Total current liabilities	2,192,485	2,210,138			2,192,485	2,210,138
Total liabilities	2,192,485	2,210,138			2,192,485	2,210,138
Stockholders' Deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 26,864,189 and 26,947,333 shares	26,864	26,947			26,864	26,947
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362			5,362	5,362
Subscription receivable	(300,000)	(300,000)			(300,000)	(300,000)
Additional paid-in capital	17,621,282	17,094,371	277,129(A)	277,129A	17,898,411	17,371,500
Accumulated deficit	(18,235,877)	(17,653,240)			(18,235,877)	(17,653,240)
Treasury stock	(130,551)	(130,551)			(130,551)	(130,551)
Total stockholders' deficit	(1,012,920)	(957,111)	277,129	277,129	(735,791)	(679,982)
Total stockholders’ liabilities and stockholder equity	1,179,565	1,253,027	277,129	277,129	1,456,694	1,530,156

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

The Company's revenues from continuing operations for the period ending June 30, 2009 and 2008 were $115,371 and $130,058, respectively. The decrease in revenue is primarily attributable to reduced sales of  service income, but increased sales in the MedLink Total Office EHR,  and integration fees from labs and radiology centers.

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

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Our revenues from continuing operations for the six months ended June 30, 2009 and 2008 were $259,970 and $268,519, respectively. The decrease in revenue is primarily attributable to reduced sales of  service income, but increased sales in the MedLink Total Office EHR,  and integration fees from labs and radiology centers.

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