Form 10-Q/A
period 2009-09-30
MEDLINK INTERNATIONAL, INC.
filed 2010-02-02
CIK 225501

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

MEDLINK INTERNATIONAL, INC.

FORM 10-Q

EXPLANATORY NOTE

     We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended September 31, 2009 (the "Form 10-Q"), as originally filed with the Securities and Exchange Commission ("SEC") on November 23, 2009, regarding certain disclosures which appeared therein.

     We are filing this amendment No. 1 to the Form 10-Q ("Form 10-Q/A-1") as a result of a comment received from the SEC in connection with its review of Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The consolidated financial statements for the nine months ended September 30, 2009 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes in the restated Form 10-K/A No.2 and as described below.

The balance sheet as of September 30, 2009 included in the Quarterly Report at the time of the initial filing on November 23, 2009 has been restated to adjust the goodwill balance and paid in capital by $277,129 as a result of the restatement of the December 31, 2008 Financial Statement.

All restatements to the financial statements affected are non-cash in nature.  Other than the changes described above, typographical error changes and the addition of Note 7 to the financial statements the remainder of the document is unchanged from the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as required to reflect the changes described in this Explanatory Note.

     Finally, we are including currently dated officer certifications which appear as Exhibits 31.1, 31.2 and 32.1 to this amended report. Other than these changes, all other information concerning our company remains as contained in the Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDLINK INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	September 30,	December 31,
	2009	2008
	(unaudited) (restated)	(audited) (as restated)
Current Assets:
Cash	$35,672
Accounts Receivable	129,594	20,731
Due from related party	(350)	-
Inventory	2,818	2,818
Deposits	9,165	9,165
Total current assets	176,899	32,714

Office equipment (at cost) net of accumulated depreciation	147,687	179,025
Intangible asset (at cost), net of accumulated amortization	30,278	40,450
Goodwill	1,156,455	1,252,129
Security deposit	18,350	20,438
Other assets	54,070	5,400
Total Assets	$1,583,738	$1,530,156

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) SEPTEMBER 30, 2009 (UNAUDITED) AND 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT	September 30,	December 31,
	2009	2008
	(unaudited) (restated)	(audited) (as restated)
Current liabilities:
Accounts payable and accrued expenses	$428,456	$403,277
Bank overdraft	-	26,834
Deferred revenue	70,384	70,384
Current portion of capitalized lease payable	5,500	5,500
Note payable	642,005	701,145
Due to related party	1,042,397	1,002,988

Total current liabilities	2,188,743	2,210,138

Total liabilities	2,188,743	2,210,138

Stockholders' deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 27,060,470 and 26,947,333 shares issued, respectively	27,060	26,947
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	(300,000)	(300,000)
Additional paid-in capital	18,017,391	17,371,500
Accumulated deficit	(18,224,266)	(17,653,240)
Treasury stock	(130,551)	(130,551)
Total stockholders' deficit	(605,004)	(679,982)

Total stockholders’ liabilities and stockholder equity	$1,583,738	$1,530,156

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) and 2008

	For the three months		For the nine months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	$129,543	$105,606	$389,514	$374,125
Cost of Revenues	-	15,673	3496	15,673
Gross Profit	129,543	89,933	386,018	358,452

Operating expenses:
Operating and administrative	115,150	1,058,998	924,156	2,514,642
Depreciation and amortization	2,085	-	32,190	22,443
Total Operating expenses	117,235	1,058,998	956,346	2,537,085

Net Profit/(Loss)	$12,308	$(969,065)	$(570,328)	$(2,178,633)

Basic and diluted loss per share (Class A)	$0.0004	$(0.04)	$(0.02)	$(0.08)

Basic and diluted loss per share (Class B)	$0.002	$(0.18)	$(0.11)	$(0.41)

Weighted average number of basic shares outstanding (Class A)	27,060,470	25,840,944	26,805,987	25,840,944

Weighted average number of basic shares outstanding (Class A)	5,361,876	5,361,876	5,361,876	5,361,876

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND 2008
	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(570,328)	$(2,178,633)
Adjustment to reconcile net loss to cash flows used in operating activities:
Depreciation	30,105	22,443
Amortization and deferred charges	(901)	(1,364,335)
Share based compensation	646,004	2,056,443
Accounts receivable	(108,863)	(80,865)
Accrued expense and other current liabilities	24,482	(21,682)
Issuance of common shares for consulting and other services rendered		2,056,446
Security Deposits	(12,950)	-
Other Assets	(33,632)	11,847

Net Cash used in operating activities	(26,083)	(683,519)

Cash flows from investing activities:
Purchase of fixed assets	-	(69,700)
Purchase of intangible assets	-	(6,945)
Adjustment to net fixed assets	12,306	-
Write down of goodwill	95,674	-
Net cash provided by (used in) investing activities	107,980	(76,645)

Cash flows from financing activities:
Issuance of common stock	-	6,241
Bank overdraft	(26,834)	-
Repayment of loans	(59,140)	600,281
Advanced from officer/shareholders	39,749	39,372
Increase in lease payable	-	5,500
Proceeds from loan payable	-	(98,500)
Write off of intercompany receivable	-	(287,168)
Proceed from common stock	-	490,000

Net cash flows provided by financing activities	(46,225)	755,726

Net increase (decrease) in cash	35,672	(4,438)

Cash-at beginning of period	-	7,200

Cash-at end of period	35,672	2,762

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND 2008

	For the nine months ended September 30,
	2009	2008
Supplemental disclosures of cash flows information:

Interest	$0	$0

Income taxes	$0	$0

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

The consolidated financial statements for the nine months ended September 30, 2009 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

The balance sheet as of September 30, 2009 included in the Quarterly Report at the time of the initial filing on November 23, 2009 has been restated to adjust the goodwill balance and paid in capital by $277,129 as a result of the restatement of the December 31, 2008 on Form 10-K/A.  The December 31, 2008 balance sheet and the balance sheet for the nine months ended September 30, 2009 were adjusted to reflect the corrected accounting for the purchase price allocation of the acquisition of Anywhere MD, Inc.

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

The following table sets forth the effects of the restatement adjustments on MedLink’s consolidated balance sheet as of September 30, 2009 as compared to the consolidated balance sheet as of September 30, 2009 as previously reported on November 23, 2009.  All restatements to the financial statements affected are non-cash in nature and have no impact on the Company’s Consolidated Income statement as originally filed on Form 10-Q.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2009 (UNAUDITED)
	Previously Reported		Net Change		Restated
	Sep 30, 2009	Dec 31, 2008	Sep 30, 2009	Dec 31, 2008	Sep 30, 2009	December 31,
ASSETS	(unaudited)		(unaudited)		(unaudited)
Current Assets:
Cash	35,672				35,672
Accounts Receivable	129,594	20,731			129,594	20,731
Due from related party	(350)				(350)	-
Inventory	2,818	2,818			2,818	2,818
Deposits	9,165	9,165			9,165	9,165
Total current assets	176,899	32,714			176,899	32,714
Office equipment (at cost) net of accumulated depreciation	147,687	179,025			147,687	179,025
Intangible asset (at cost), net of accumulated amortization	30,278	40,450			30,278	40,450
Goodwill	879,326	975,000	277,129(A)	277,129 (A)	1,156,455	1,252,129
Security deposit	18,350	20,438			18,350	20,438
Other assets	54,070	5,400			54,070	5,400
Total Assets	1,306,609	1,253,027	277,129	277,129	1,583,738	1,530,156
Current liabilities:
Accounts payable and accrued expenses	428,456	403,277			428,456	403,277
Bank overdraft	-	26,834			-	26,834
Deferred revenue	70,384	70,384			70,384	70,384
Current portion of capitalized lease payable	5,500	5,500			5,500	5,500
Note payable	642,005	701,145			642,005	701,145
Due to related party	1,042,397	1,002,988			1,042,397	1,002,988
Total current liabilities	2,188,743	2,210,138			2,188,743	2,210,138
Total liabilities	2,188,743	2,210,138			2,188,743	2,210,138
Stockholders' Deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 27,060,470 and 26,947,333 shares issued, respectively	27,060	26,947			27,060	26,947
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362			5,362	5,362
Subscription receivable	(300,000)	(300,000)			(300,000)	(300,000)
Additional paid-in capital	17,740,262	17,094,371	277,129(A)	277,129 (A)	18,017,391	17,371,500
Accumulated deficit	(18,224,266)	(17,653,240)			(18,224,266)	(17,653,240)
Treasury stock	(130,551)	(130,551)			(130,551)	(130,551)
Total stockholders' deficit	(882,133)	(957,111)	277,129	277,129	(605,004)	(679,982)
Total stockholders’ liabilities and stockholder equity	1,306,609	1,253,027	277,129	277,129	1,583,738	1,530,156

MEDLINK INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 7- RESTATEMENT (continued)

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