Form 10-K
period 2009-12-31
MEDLINK INTERNATIONAL, INC.
filed 2010-04-15
CIK 225501

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

MedLink International, Inc. revenues from continuing operations for the fiscal year ended December 31, 2009 were $520,473

The aggregate market value of the voting and non-voting equity held by non-affiliates as of March 31, 2010 based upon the closing price of the Common Stock on the Over-the-Counter Bulletin Board and Frankfurt Stock Exchange for such date was $9,460,217 as of March 31, 2010.  There were a total of approximately 18,772,003 shares held by non-affiliates as of such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of December 31, 2009
Class A Common Stock, $0.001 par value	31,567,236
Class B Common Stock, $0.001 par value	5,361,876

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

April 15, 2010

STATEMENT OF FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to MedLink International, Inc. and its subsidiaries (collectively the “Company”) that are based on the beliefs of the Company’s management, as well as, assumptions made by and information currently available to management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to:  the Company's need to obtain additional financing or equity; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and certain other factors detailed below under Risk Factors.

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

PART I

Item 1.                      Business

Business Overview

MedLink is a healthcare information enterprise system business focused on the physician sector headquartered in Ronkonkoma, NY.  MedLink sells and supports a proprietary electronic health record (“EHR”) application, including practice management for physician practices.  MedLink’s flagship offering is the CCHIT Certified 08 Ambulatory MedLink TotalOffice EHR, a healthcare information enterprise system that provides physician practices with an entire practice management, clinical decision support and EHR solution.  MedLink’s TotalOffice EHR is priced below competing products with similar comprehensive services and is only one of seven EHR’s to be qualified by CMS.  MedLink also offers a “lite” version of its application, the MedLink EHR Lite, which provides physicians with basic EHR functionality at no cost to physicians.  Through business partnerships, MedLink offers physician practices complete billing, collection, hardware and network infrastructure and use of the TotalOffice EHR, all for a fixed fee determined by the practice’s annual billing revenue.

MedLink’s business strategy is to build critical mass and develop a national presence among small to medium sized physician practices (1 to 10 physicians) by increasing market penetration of EHR Lite and TotalOffice EHR.  The small physician practice market segment remains largely unpenetrated for EHRs, with less than 10% of practices in the market having yet to adopt EHR technology. With more than $19 billion in federal incentives and mandates to adopt by 2014, more than 160,000 practices in MedLink key demographic market are expected to adopt EHR in the next 3 years.   As part of its growth strategy, MedLink is working with a number of Regional Health Information Networks (“RHIOs”) and is partnering with radiology centers, laboratories and hospital that subsidize the overall cost of the MedLink TotalOffice EHR up to 85% for qualifying practices.  MedLink’s strategic partnerships and growing network of value added resellers and channel partners provides a framework for physician adoption and a captive audience to target a focused sales and marketing plan.

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

MedLink is well positioned to capitalize on the demand trend for EHR adoption.  MedLink was recently chosen as a preferred vendor by Interboro RHIO, a New York based RHIO in Queens County.  In addition, MedLink is working with other organizations, including the New York City Department of Health and Mental Hygiene (“NYC DOH”), to implement EHR applications. The Company is also also a finalist for other RHIO organizatios and Regional Extension Centers across the country. These contracts will represent a significant revenue opportunity for the Company over the next several years.

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

MedLink TotalOffice can improve healthcare quality and reduce costs by preventing medical errors, reduce paperwork and reduce administrative inefficiencies.  Additionally, it automates administrative workflow, including scheduling, patient billing and collection and claims management, providing medical clinics with a true end-to-end ‘Total Office’ solution for both their respective clinical and revenue cycle management needs.

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

Channel Partners

In addition to our employed sales force, we maintain business relationships with individuals and organizations that promote or support our sales or services within specific industries or geographic regions, which we refer to as channel partners and value added resellers. In most cases, these relationships are generally agreements that compensate channel partners for providing us sales, and vary based on the specific relationship with channel partners providing the Company introductions to other Channel Partners that have fully established sales, implementation and support infrastructure to support their respective clients and the MedLink TotalOffice EHR.  MedLink focused on developing the Channel Partners program during 2009 and expects a significant part of the Company’s revenues to be derived from Channel Partners in 2010. Our channel relationships include state medical societies, local medical societies, laboratories, imaging centers, Regional Health Information Exchanges, Revenue Cycle Management organizations, and consulting firms. Examples of these types of channel relationships include:

•	New York County Medical Society
•	Clinical Laboratory Management
•	Doshi Diagnostic Imaging
•	Sunrise Diagnostic Laboratories
•	Healthcare DPS
•	Avision Technologies

In March of 2010, we entered into an agreement with Caliber Point, a division of Hexaware, for Caliber Point to become a value added reseller of the MedLink TotalOffice EHR.  Caliber Point is a global organization with offices in 7 countries and 13 states with a significant sales force and support infrastructure.  According to Caliber Point, they expect to grow their healthcare division significantly in 2010 and have established a dedicated division and resources to support the sale and support of the MedLink TotalOffice EHR. Caliber Point has an extensive reach across the country servicing thousands of medical offices and we expect them to play a significant part in MedLink’s growth in 2010.

Key Business Attributes

The Company has compelling opportunities in the attractive and dynamic healthcare information technology industry.  The Company is poised for significant revenue growth and profitability through its strategic partnerships and best of breed technology and software solutions.

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

CMS Incentives: Beginning in 2011, office-based physicians who are “meaningful users” of certified EHRs are entitled to receive $44,000 to $65,000 over 5 years, from 2011 to 2015.  To be eligible under this provision, office-based physicians must demonstrate “meaningful use” of a “qualified” EHR by reporting quality measure reports to CMS.

Office-based physicians who do not adopt EHR technology by 2015 will be penalized by seeing their Medicare payments reduced by 1% in 2015, 2% in 2016, 3% in 2017 and beyond.  In 2018 and beyond, the HHS Secretary may decrease one additional percentage point per year (maximum of 5%) contingent upon the levels of overall EHR adoption in the market.

EHR INDUSTRY

The EHR industry is not new, and has been in existence for over twenty years.  In its infancy, the EHR industry focused on solving problems of large medical institutions as they had many disparate systems as well as the budgets for such expenditures, whereas private practices typically did not.  Recent innovations in technology have brought EHR systems within reach of private practice owners.

The market for Ambulatory EHR solutions and services is competitive, but limited for Vendors that offer a full solution that will meet the clinical, financial, interoperability and adhere to the federal incentive requirements.  Current Industry leaders in the physician healthcare information enterprise systems include Allscripts, Epic,  eClinicalWorks, Quality Systems (NextGen), GE and McKesson, each of which offers a suite of software solutions and services that compete with many of the Company’s software solutions in the physician practice market.  The main competitive factors in this market include the breadth and quality of the EHR solution, ease of use, the ongoing support for the system and the potential for enhancements, interoperability and cost.

MedLink believes that it offers as comprehensive of an EHR application as its competitors, at a fraction of the cost as the MedLink EHR is built on cutting edge technology platform that was built specifically for the small to medium sized physician market.  In reaction to the 2004 government mandate for physicians to adopt EHR in the next 10 years, many of the current industry leaders quickly scrambled to adapt their legacy hospital information systems (that in many cases were developed almost 30 years ago), to address the physician practice EHR market.  Although this strategy provided for a rapid deployment to market of an EHR solution, the legacy systems originally built to provide for large hospital organizations rely on costly software and database licenses and are far too complex for the physician practice market, creating significant implementation and lengthy training challenges and fees.  As a result, these solutions are far too costly and are primarily marketed to the larger Physician Practice groups, which is highly competitive.

HIT MARKET

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

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2009:

		Less than
	Total	1 year	1-3 years

Operating lease obligations	$850,992	$129,500	$460,032

The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters and our Atascadero, California location.

Off-Balance Sheet Arrangements

As of December 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Business Developments

Interboro RHIO

MedLink was selected by Interboro RHIO, in December 2009 after an exhaustive 1 year RFI and selection process.  Selection by Interboro is a testament to the MedLink TotalOffice EHR as MedLink was selected above the industry’s market leaders.  The Interboro RHIO is a clinical data exchange (“CDE”) serving the County of Queens, northern Brooklyn and surrounding communities which will serve as a hub for the communication of patient information between healthcare providers within the community.  Under the contract, the Interboro RHIO will subsidize providers 85% of the cost to purchase and implement the MedLink TotalOffice EHR.  Providers that receive the Interboro subsidy will receive: the MedLink TotalOffice License, implementation and customization, three days of on-site implementation assistance, ten months maintenance and support, on-site health IT adoption and support assistance and Interboro RHIO connectivity through 2011.  There are an estimated 7,000 physicians who could be eligible for the program in the Interboro RHIO service area.  The subsidy (detailed below) represents substantial financial incentives for physicians, who may be on the fence on whether to purchase an EHR in the near term.

New York City Department of Health

In December 2009, the Company signed an agreement with New York City Department of Health ( NYC DOH) which has a number of initiatives underway to promote the adoption of EHRs in order to collect patient data.  As a normal part of its business strategy, MedLink has been in active discussions with the NYC DOH to participate in these initiatives and to promote the installation of TotalOffice EHRs as one means for the NYC DOH to accomplish their objectives.  MedLink and NYC DOH finalized an agreement in late December 2009 to work together on a number of initiatives, including:

Quality Reporting and Syndromic Surveillance:  Syndromic Surveillance is the daily reporting on the conditions or symptoms that would cause someone to go their doctor.  Physicians document this as the “Chief Complaint” as part of the patient encounter.   MedLink EHR has been approved and was the only EHR to pass NYC DOH reporting standards for Syndromic Surveillance reporting.

Public Health Alert System:  NYC DOH is implementing and developing a Public Health Alert Push (i.e., an alert push is an actionable item by physicians to make alerts regarding certain matters of concern, such as a virus that would require reporting, vaccination documentation or orders) in conjunction with MedLink.

MedLink Data Aggregator:  MedLink has developed a software application in which it can aggregate data from smaller EHR systems and deliver the data to the NYC DOH for quality reporting requirements.  Under the terms of the agreement the MedLink Data Aggregator will be the exclusive gateway for other healthcare IT vendors and systems to deliver patient information to NYC DOH, which will establish MedLink as one of the largest clinical patient database in the country.

Center for Medicare and Medicaid 2009 PQRI

In January 2010, MedLink announced that its CCHIT 2008 certified MedLink Total Office EHR 3.1 had been “Qualified” by the Centers for Medicare and Medicaid Services (CMS) for the Physician Quality Reporting Initiative (PQRI) of 2010 EHR Program. MedLink qualified and was among only 7 other HIT Vendors to meet the vigorous qualification testing to facilitate simplifying physician reporting under PQRI.

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

Intellectual Property

We use trademarks, trade names and service marks for healthcare information services and technology solutions, including: MedLink TotalOffice EHR, MedLink EHR Lite, MedLink Remote PACS, and MyMedLinkChart.  We also use other registered and unregistered trademarks and service marks for our various services. In addition to our trademark registrations and applications, we have registered the domain names that either are or may be relevant to conducting our business, including: "www.medlinkus.com, www.medlinkvpn.com, www.krad.com, www.medlinkchart.com, www.mymedlinkchart.com, www.cbsmedlink.com, www.mlvpn.com, www.medlinktv.com, www.medlinktotaloffice.com, www.medlinkto.com, www.medlinkdocmanager.com, www.medlinkpacs.com, www.totalofficemd.com, www.medlinkint.com, www.cnicoding.com, www.dinddstv.com, www.medlinkccr.com, medlinkphr.com, medlinktv.net, mymedlinkus.com, petmdchart.com, petvetchart.com, pinmdtv.com." We also rely on a variety of intellectual property rights that we license from third parties, including various software and healthcare content used in our services.  We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business.  We generally enter into confidentiality agreements with our employees, consultants, vendors and customers.  We also seek to control access to and distribution of our technology, documentation and other proprietary information.

The steps we have taken to protect our copyrights, trademarks, servicemarks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property.  If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations.

Research & Development

MedLink in 2009 committed heavily towards research and development, the majority of which was spent on development of the MedLink EHR and meeting the stringent and ever evolving industry standards.  The Company intends to increase its research and development activities in 2010 to continue enhancements on the MedLink EHR to keep up with the ever changing HIT market by expanding its R&D center in Hyderabad, India.

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

Employees

As of the date of this report, MedLink has 34 full time employees.

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

Our independent auditor prepared a report for the Company’s financial statements for the year ended December 31, 2009. The report states we might not be able to continue as a going concern. A “going-concern” opinion indicates that the financial statements are prepared assuming the business will continue as a going-concern, but there can be no guarantee that it will continue as a going concern.

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

In the event that the SEC determines to review our financial statements the SEC Staff may determine that information contained therein must be modified, removed or amended, in whole or in part, including but not limited to, certain accounting issues and treatments, which could result in the restatement and/or adjustment of our financial statements for the years ended December 31, 2009 and December 31, 2008.  In the event we are required to make any such modifications, removals or amendments, including but not limited to, accounting adjustments, reclassifications and/or write-downs of a material amount of our assets, our results of operations for the restated periods could be materially adversely affected and our financial condition could be adversely affected.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the Calendar year of 2009 there was no submission of matter to a vote by the Company’s shareholders

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

Period	High	Low
1st Quarter 2008	$1.50	$0.71
2nd Quarter 2008	$1.25	$0.71
3rd Quarter 2008	$1.76	$0.50
4th Quarter 2008	$2.00	$0.65
1st Quarter 2009	$1.00	$0.35
2nd Quarter 2009	$0.90	$0.45
3rd Quarter 2009	$1.00	$0.53
4th Quarter 2009	$0.65	$0.43
1st Quarter 20010	$1.67	$0.35

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

As of December 31, 2009 there were 992 holders of record of our Class A commons stock in addition to those who hold shares in street name.

As of December 31, 2009 there were 0 holders of record of our Class B common stock in addition to those who hold shares in street name.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1)	1,152,964 (1,2) 1,000,000 (1) 4,000,000(3) 200,000 (4)	$0.30 $0.85 $0.51 $0.51	16,000,000 (3)
Total	6,352,964		16,000,000

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

(2)           On February 21, 2007, the Company entered into compensation agreements with key employees.  Pursuant to the agreement the key employees collectively received 360,000 options of the Company’s common stock at an exercise price of $0.31, equal to the fair market value of the Company’s common stock on that date.  The options are to have a four-year term.  The common stock and options each have a one year vesting period during which they will be forfeited if the employees are terminated for cause or leaves the Company prior to the end of the term.  The vesting period is accelerated in the event of a change in control of the Company.

(3)           On May 11, 2009, the Company entered into an employment agreement with Mr. Vuono for him to serve as the Company’s Chief Executive Officer.  The term of the agreement is for five years and it provides for a salary of $360,000 in cash compensation.  Mr. Vuono has agreed to accept shares in lieu of his salary which amounted to 955,882 shares in 2009.    Pursuant to the employment agreement Mr. Vuono is to receive 2,000,000 options of the Company’s common stock on the first business day of the year at an exercise price equal to the fair market value of the Company’s common stock on that date.  The options are to have a seven-year term and a one year vesting period which is accelerated in the event of a change in control of the Company.

On May 11, 2009, the Company entered into an employment agreement with Mr. Rose for him to serve as the Company’s Chief Financial Officer.  The term of the agreement is for five years and it provides for a salary of $324,000 in cash compensation.  Mr. Rose has agreed to accept shares in lieu of his salary which amounted to 808,824 shares in 2009.    Pursuant to the employment agreement Mr. Rose is to receive 1,500,000 options of the Company’s common stock on the first business day of the year at an exercise price equal to the fair market value of the Company’s common stock on that date.  The options are to have a seven-year term and a one year vesting period which is accelerated in the event of a change in control of the Company.

On May 11, 2009, the Company entered into an employment agreement with Mr. Vuono for him to serve as the Company’s Chief Executive Officer.  The term of the agreement is for five years and it provides for a salary of $120,000 in cash compensation.  Mr. Kim has agreed to accept shares in lieu of his salary which amounted to 235,294 shares in 2009.    Pursuant to the employment agreement Mr. Kim is to receive 500,000 options of the Company’s common stock on the first business day of the year at an exercise price equal to the fair market value of the Company’s common stock on that date.  The options are to have a seven-year term and a one year vesting period which is accelerated in the event of a change in control of the Company.

(4)           On May 11, 2009, the Company entered into compensation agreements with key employees.  Pursuant to the agreement the key employees collectively received 200,000 options of the Company’s common stock at an exercise price of $0.51, equal to the fair market value of the Company’s common stock on that date.  The options are to have a four-year term.  The common stock and options each have a one year vesting period during which they will be forfeited if the employees are terminated for cause or leaves the Company prior to the end of the term.  The vesting period is accelerated in the event of a change in control of the Company.

(5)  Consists of the following number of options held by the following officers and directors which were received pursuant to the agreements set forth above:

Ray Vuono	2,752,964
Dr. Michael Carvo	0
Konrad Kim	740,000
Totals	5,792,964

(6) Consists of the following number of shares of common stock options which can be exercised by the following officers in 2010, 2011, 2012 and 2013 pursuant to their employment agreements dated May 11, 2009:

	Options	Options	Options	Options
	2010	2011	2012	2013
Ray Vuono	2,000,000	2,000,000	2,000,000	2,000,000
James Rose	1,500,000	1,500,000	1,500,000	1,500,000
Konrad Kim	500,000	500,000	500,000	500,000
Totals	4,000,000	4,000,000	4,000,000	4,000,000

Recent sales of unregistered securities

In 2009, the Company entered into various subscription agreements for private placements in the amount of $115,000 to purchase 186,586 shares of the Company’s stock for an average purchase price per share of $0.56 a share.

In 2009, the Company issued 2,346,281 shares of the Company’s stock in exchange for consulting and marketing services to various consultants. The shares were valued at the closing stock price of the Company’s common shares on the dates of the agreements.

In 2008, an officer of the Company exercised their options to purchase 207,036 shares of the Company’s stock for $62,111.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

During the year ended December 31, 2009, MedLink continued to progress and realized some significant contracts that should result in significant growth in 2010 as these contracted initiatives are deployed.  2009 saw increasing revenues of more than 70% percent when compared to the same period in 2008.  2008 was highlighted by the MedLink EHR TotalOffice being selected by the Interboro RHIO and only 1 of 7 companies meeting the strict and exhaustive testing program to become a “Qualified” EHR by CMS.  The Company continues to gain traction and garner significant contracts that will have a positive result on the Company’s operations in 2010. Significant 2009 Highlights include:

•	Selection of the MedLink TotalOffice EHR by the Interboro RHIO
•	Finalist in the New York Regional Extension Center
•	One of only 7 vendors to become “Qualified” by CMS
•	New York City Department of Health Contract

Company Overview

MedLink sells and supports a proprietary electronic health record (“EHR”) application, including practice management for physician practices.  MedLink’s flagship offering is the CCHIT Certified 08 Ambulatory MedLink TotalOffice EHR, a healthcare information enterprise system that provides physician practices with an entire practice management, clinical decision support and EHR solution.  MedLink’s TotalOffice EHR is priced below competing products with similar comprehensive services and is only one of seven EHR’s to be qualified by CMS.  MedLink also offers a “lite” version of its application, the MedLink EHR Lite, which provides physicians with basic EHR functionality at no cost to physicians.  Through business partnerships, MedLink offers physician practices complete billing, collection, hardware and network infrastructure and use of the TotalOffice EHR, all for a fixed fee determined by the practice’s annual billing revenue.

MedLink’s business strategy is to build critical mass and develop a national presence among small to medium sized physician practices (1 to 10 physicians) by increasing market penetration of EHR Lite and TotalOffice EHR.  The small physician practice market segment remains largely unpenetrated for EHRs, with less than 10% of practices in the market having yet to adopt EHR technology. With more than $19 billion in federal incentives and mandates to adopt by 2014, more than 160,000 practices in MedLink key demographic market are expected to adopt EHR in the next 3 years.   As part of its growth strategy, MedLink is working with a number of Regional Health Information Networks (“RHIOs”) and is partnering with RHIO’s, radiology centers, hospitals, laboratories and revenue cycle management companies that subsidize the overall cost of the MedLink TotalOffice EHR up to 85% for qualifying practices.  MedLink’s strategic partnerships and growing network of value added resellers provides a framework for physician adoption and a captive audience to target a focused sales and marketing plan.

MedLink has strategically positioned itself to execute on all facets of its business plan which the Company expects will result in tremendous growth in 2010.

Recent Business Developments

Interboro RHIO

MedLink was recently selected by Interboro RHIO after an exhaustive 1 year RFI and selection process.  Selection by Interboro is a testament to the MedLink TotalOffice EHR as MedLink was selected above the industry’s market leaders.  The Interboro RHIO is a clinical data exchange (“CDE”) serving the County of Queens, northern Brooklyn and surrounding communities which will serve as a hub for the communication of patient information between healthcare providers within the community.  Under the contract, the Interboro RHIO will subsidize providers 85% of the cost to purchase and implement the MedLink TotalOffice EHR.  Providers that receive the Interboro subsidy will receive: the MedLink TotalOffice License, implementation and customization, three days of on-site implementation assistance, ten months maintenance and support, on-site health IT adoption and support assistance and Interboro RHIO connectivity through 2011.  There are an estimated 7,000 physicians who could be eligible for the program in the Interboro RHIO service area.  A 5 physician practice, for example, under the Interboro RHIO program subsidy would receive the MedLink TotalOffice EHR and related HIT services of a total cost of $75,830, of which the Interboro RHIO would subsidize $63, 946, resulting in a cost to the practice of just $11,885 or less than $2,400 per physician.

Initial interest in the program has been overwhelming and MedLink recently hired an additional 8 sales representatives to promote the program to medical practices in Queens and Brooklyn.  The Interboro RHIO is funded through a current grant of $7.7 million from New York State.

Other RHIO Programs

MedLink is either a finalist or under consideration for inclusion as a preferred vendor in a number of other RHIO programs in New York State, Florida, Connecticut, Georgia and Alabama.  RHIOs are quickly becoming key intermediaries to support federal and state financial incentive programs by allocating subsidies and grants to physicians to pay for EHR software and installation.

RHIO participation represents a key component of MedLink’s growth strategy.  MedLink is particularly well positioned in dealing with RHIOs as it is the lowest cost option among competitive offerings and as such, allows the RHIOs to apply their dollars across more physicians.  MedLink is positioned to take advantage of these RHIO opportunities as a result of its development process and its adherence to the various standards for handling and transmitting data with networks such as the National Health Information Network and the State Health Information Network of NY.  MedLink has already provided data to organizations in various manners and in doing so, has differentiated itself from a technology standpoint which has resulted in various projects becoming available to it in 2010.

New York City Department of Health Contract

In December of 2009, the Company signed an agreement with the New York City Department of Health (NYC DOH), the nation’s leading municipality in healthcare IT. The NYC DOH has a number of initiatives underway to promote the adoption of EHRs in order to collect patient data.  As a normal part of its business strategy, MedLink has been in active discussions with the NYC DOH to participate in these initiatives and to promote the installation of TotalOffice EHRs as one means for the NYC DOH to accomplish their objectives.  MedLink and NYC DOH finalized an agreement in late December 2009 to work together on a number of initiatives, including:

Quality Reporting and Syndromic Surveillance:  Syndromic Surveillance is the daily reporting on the conditions or symptoms that would cause someone to go their doctor.  Physicians document this as the “Chief Complaint” as part of the patient encounter.   MedLink EHR has been approved and was the only EHR to pass NYC DOH reporting standards for Syndromic Surveillance reporting.

Public Health Alert System:  NYC DOH is implementing and developing a Public Health Alert Push (i.e., an alert push is an actionable item by physicians to make alerts regarding certain matters of concern, such as a virus that would require reporting, vaccination documentation or orders) in conjunction with MedLink.

MedLink Data Aggregator:  MedLink has developed a software application in which it can aggregate data from smaller EHR systems and deliver the data to the NYC DOH for quality reporting requirements.  Under the terms of the agreement the MedLink Data Aggregator will be the exclusive gateway for other healthcare IT vendors and systems to deliver patient information to NYC DOH, which will establish MedLink as one of the largest clinical patient database in the country.

MedLink Qualified by the Centers for Medicare and Medicaid Services (CMS)

In January 2010, MedLink and its CCHIT 2008 certified MedLink TotalOffice EHR 3.1 was “Qualified” by CMS to participate in the Physician Quality Reporting Initiative (“PQRI”) 2010 EHR direct reporting program. PQRI is a voluntary quality reporting program that offers financial incentives to eligible healthcare providers.  The program provides for the payment of up to 2% of the total allowed charges.  PQRI reporting focuses on quality of care measures, such as prevention, chronic care management, acute episode of care management, procedural related care, resource utilization and care coordination.  The 2% PQRI payments are in addition to the 2% e-prescribing incentive available to physicians who utilize e-prescriptions tools, available through MedLink’s TotalOffice EHR.

In January of 2010, MedLink successfully completed the third and final phase of the CMS testing program and was “Qualified” along with only 6 other EHR vendors for direct PQRI reporting from an EHR, creating a significant market differentiator for MedLink.  MedLink’s ability to report directly to CMS should positively influence physicians when deciding among competing EHR vendors to select MedLink.  This is another example of how MedLink differentiates itself and puts its technology in the same league as industry leaders such as Allscripts, Epic and NextGen.  The CMS Project is significant because of the focus on healthcare cost reduction through technology and preventative care.  MedLink will give physicians who use MedLink’s products the ability to directly report Quality Measures directly to CMS.  This connection allows those physicians to save time and collect money available for such programs much more efficiently.  This is a clear differentiator and will be used as part of MedLink’s marketing across the country.

Economic Stimulus Package Provides Incentives for Physicians to Adopt EHRs

MedLink’s TotalOffice EHR is well-positioned to be a beneficiary of the recently enacted stimulus bill, the American Recovery and Reinvestment Act of 2009 (“ARRA”), which provides incentives for office-based physicians and other providers to adopt electronic health records.  Physicians can qualify under either the Medicare or Medicaid provision of ARRA.  The Medicare provision includes incentives of up to $44,000 per physician over a 5-year period.  The Medicaid provision includes incentives of up to $64,000 per physician over a 6-year period.  The funds become available for office-based physicians on January 1, 2011.  In order to qualify for incentives, physicians must demonstrate “meaningful use” of a certified EHR.  “Meaningful use” is not yet defined, but will likely be defined as measurable results that demonstrate quality, safety and efficiency improvements.  The certification requirements, also not yet defined, are likely to be based on the standards adopted by CCHIT and framed around the PQRI data submitted directly to the Centers of Medicare and Medicaid Services (“CMS”).

CMS Incentives: Beginning in 2011, office-based physicians who are “meaningful users” of certified EHRs are entitled to receive $44,000 to $64,000 over 5 years, from 2011 to 2015.  To be eligible under this provision, office-based physicians must demonstrate “meaningful use” of a “qualified” EHR by reporting quality measure reports to CMS.

Office-based physicians who do not adopt EHR technology by 2015 will be penalized by seeing their Medicare payments reduced by 1% in 2015, 2% in 2016, 3% in 2017 and beyond.  In 2018 and beyond, the HHS Secretary may decrease one additional percentage point per year (maximum of 5%) contingent upon the levels of overall EHR adoption in the market.

EHR Industry

The EHR industry is not new, and has been in existence for over twenty years.  In its infancy, the EHR industry focused on solving problems of large medical institutions as they had many disparate systems as well as the budgets for such expenditures, whereas private practices typically did not.  Recent innovations in technology have brought EHR systems within reach of private practice owners.

The market for Ambulatory EHR solutions and services is competitive, but limited for Vendors that offer a full solution that will meet the clinical, financial, interoperability and adhere to the federal incentive requirements.  Current Industry leaders in the physician healthcare information enterprise systems include Allscripts, Epic,  eClinicalWorks, Quality Systems (NextGen), GE and McKesson, each of which offers a suite of software solutions and services that compete with many of the Company’s software solutions in the physician practice market.  The main competitive factors in this market include the breadth and quality of the EHR solution, ease of use, the ongoing support for the system and the potential for enhancements, interoperability and cost.

MedLink believes that it offers as comprehensive of an EHR application as its competitors, at a fraction of the cost as the MedLink EHR is built on cutting edge technology platform that was built specifically for the small to medium sized physician market.  In reaction to the 2004 government mandate for physicians to adopt EHR in the next 10 years, many of the current industry leaders quickly scrambled to adapt their legacy hospital information systems (that in many cases were developed almost 30 years ago), to address the physician practice EHR market.  Although this strategy provided for a rapid deployment to market of an EHR solution, the legacy systems originally built to provide for large hospital organizations rely on costly software and database licenses and are far too complex for the physician practice market, creating significant implementation and lengthy training challenges and fees.  As a result, these solutions are far too costly and are primarily marketed to the larger Physician Practice groups, which is highly competitive.

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

As of December 31, 2009 we had 34 full time employees split between New York and Hyderabad, India and recently added an additional 8 sales representative to focus on the Interboro RHIO opportunity.  We expect growth to continue through the remainder of 2010 as our R&D expenditures and business development efforts come to fruition.

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

HEALTHCARE INFORMATION TECHNOLOGY MARKET

The lingering downturn in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. Some organizations are doing well operationally, but others face challenges such as higher levels of uninsured patients and Medicaid payments being impacted by the weakened financial condition of state governments.

We believe the result of these challenges is that healthcare organizations are focusing on strategic spending that generates a return on their investment. Because HIT solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other potential purchases. Most healthcare providers also recognize that they must invest in HIT to meet regulatory, compliance and government reimbursement requirements.
Overall, while the economy has certainly impacted and could continue to impact our business, we believe there are several macro trends that are favorable for the HIT industry. One example is the need to curb the growth of United States healthcare spending, which analysts from the Centers for Medicare and Medicaid Services estimate at $2.5 trillion or 17.3 percent of Gross Domestic Product in 2009. In the United States, politicians and policymakers agree that the growing cost of our healthcare system is unsustainable. Leaders of both parties say the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. They cite a 2005 study by RAND Corp., which estimated that the widespread adoption of HIT in the United States could cut healthcare costs by $162 billion annually.

In 2009, the broad recognition that HIT is essential to helping control healthcare costs contributed to the inclusion of HIT incentives in the American Recovery and Reinvestment Act (ARRA). The Health Information Technology for Economic and Clinical Health (HITECH) provisions within ARRA include more than $35 billion (in the form of incentives and penalties) to help healthcare organizations modernize operations through the acquisition and wide-spread use of HIT. We believe ARRA could represent the single biggest United States HIT opportunity in history. We believe the Company is well-positioned to benefit from these incentives over the next several years.

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

Future Capital Requirements

The Company is actively seeking to raise capital to expand its operations to take advantage of the market opportunity and existing contracts.  Our primary needs for cash over the next twelve months will be to fund increased marketing, implementation, training, customer support and staffing expenses.

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2009:

		Less than
	Total	1 year	1-3 years

Operating lease obligations	$360,746	$80,780	$253,450

The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters and our Atascadero, California location.

Off-Balance Sheet Arrangements

As of December 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RESULTS OF OPERATIONS

      The Company's revenues from continuing operations for the year ended December 31, 2009 and 2008 were $520,473 and $94,467, respectively. The increase in revenue is primarily attributable to sales of the MedLink Total Office EHR and interface income associated with integrations to labs, imaging center and hospitals.  Sales of the MedLink TotalOffice increased significantly in 2009 as compared to the same period in 2008 with the full commercialization of the TotalOffice EHR and industry recognition with CCHIT certification and the selection by RHIOs.   In 2009, the company discontinued the operations of AutoDoc, resulting in decreased sales and support income of the AutoDoc software.  Sales of the MedLink TotalOffice EHR and its related services accounted for more than 90% of total sales in 2009 as compared to less than 20% in 2008.  The Company believes that with its continued focus on sales of the MedLink TotalOffice EHR through RHIOs, Regional Extension Centers, Channel Partners and strategic partnerships with labs and imaging centers control will lead to overall profitability.

      Expenses for the fiscal year ended December 31, 2009 and 2008 were $4,180,031 and $4,270,184, respectively.  For the year ended December 31, 2009, $3,733,128 of the expenses was related to non-cash expenses including stock-based compensation, loss from discontinued operations, goodwill impairment and depreciation expense.  The decrease in 2009 is primarily attributable to the contraction of AutoDoc operations and the closing of the California office and its related expenses directly attributable to the AutoDoc division.

      The Company had net losses of $(3,793,804) and $(4,365,769) in the fiscal years ended December 31, 2009 and December 31, 2008, respectively. The net loss for 2009 included a goodwill impairment of $904,396 and a loss from the discontinued operations of $134,246.  On an operational standpoint, not including expenses for goodwill impairment, discontinued operations, stock based compensation and depreciation expense, the Company realized a Net Profit of $73,570 for the year ending December 31, 2009.  The net loss, for the year ended December 31, 2009 was primarily attributable to non-cash expenses as described above and an increase in personnel related expenses

Liquidity and Capital Resources

      At December 31, 2009, the Company had a working capital deficiency of $(1,657,418). While the Company believes revenue that will be earned from the sales of the MedLink EHR will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

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

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-K for the year ended December 31, 2009 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through December 31, 2009 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. Generally, our expenses are denominated in the same currency as our revenue and the exposure to rate changes is minimal. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that foreign currency fluctuations in the future will not be significant.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDLINK INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

_________________________________________________________________________________

  Part I:  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MedLink International, Inc.

We have audited the accompanying consolidated balance sheets of MedLink International, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedLink International, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
April 15, 2010

MEDLINK INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
___________________________________________________________________________________

	For the years ended
	December 31,
	2009 (Audited)	2008 (Audited)
ASSETS
CURRENT ASSETS:
Cash	4,843
Accounts Receivable	289,346	20,731
Assets from discontinued operations	-	40,867
Total current assets	294,189	61,598

Office equipment (at cost) net of accumulated depreciation	186,205	144,539
Intangible asset (at cost), net of accumulated amortization	10,938	40,450
Goodwill	-	1,252,129
Security deposit	12,950	5,400
Other assets	-	20,438

TOTAL ASSETS:	$504,281	$1,524,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	145,044	330,114
Bank overdraft	-	21,232
Note payable		514,480
Due to related party	1,002,430	1,002,988
Liabilities from discontinued operations	804,141	335,712

TOTAL CURRENT LIABILITIES	1,951,605	2,204,526

Stockholders' deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 31,567,236 and 26,947,333 shares issued, respectively	31,567	26,947
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	-	(300,000)
Additional paid-in capital	20,093,341	17,371,500
Accumulated deficit	(21,447,044)	(17,653,240)
Treasury stock	(130,551)	(130,551)
Total stockholders' deficit	(1,447,325)	(679,982)
TOTAL STOCKHOLDERS’ LIABILITIES AND STOCKHOLDER EQUITY	$504,282	$1,524,544

____________________________________________________________________
See accompanying notes to consolidated financial statements.

 MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
___________________________________________________________________________________

	For the years ended
	December 31,
	2009 (Audited)	2008 (Audited)

Sales	$520,473	94,467
Cost of Revenues	-	-
Gross Profit	520,473	94,467

Operating expenses
General and administrative	334,883	1,223,716
Consulting expense	1,030,488	1,300,427
Compensation expense	1,843,974	1,723,598
Loss on impairment of intangible asset	904,396	-
Depreciation and amortization	66,290	22,443
Total Operating expenses	4,180,031	4,270,184

Income (loss) from continuing operations	(3,659,558)	(4,175,717)

Discontinued operations
Income (loss) from discontinued operations	47,361	(190,053)
Loss from disposal of discontinued operations	(181,607)
Loss from discontinued operations	(134,246)	(190,053)

Net Loss	$(3,793,804)	(4,365,769)

Basic and diluted loss per share (Class A)	$(.12)	(.15)

Basic and diluted loss per share (Class B)	$(.67)	(.81)

Weighted average number of basic shares outstanding (Class A)	31,567,236	29,863,620

Weighted average number of basic shares outstanding (Class B)	5,361,876	5,361,876

____________________________________________________________________
See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (Audited)
	Common Stock		Additional
	Number of		Paid-in		Surplus	Deferred	Treasury
	Shares	Amount	Capital (Audited)	(Deficit)	Receivables	Charges	Stock	Total (Audited)
Balance at Dec 31, 2007	25,733,698	$25,734	$13,349,010	$(13,287,471)	$(100,000)	$(40,138)	$(130,551)	$(183,416)
Share issued for employment services	2,879,999	2,880	388,800	0	0	0	0	391,680
Shares issued for consultants services	2,407,000	2,407	2,426,813	0	0	0	0	2,429,220
Shares issued for payables	43,930	44	43,886	0	0	0	0	43,930
Shares issued to settle loan payable	560,000	560	279,440	0	0	0	0	280,000
Stock based compensation	0	0	533,345	0	0	0	0	533,345
Shares issued in lieu of rent	55,000	55	28,652	0	0	0	0	28,707
Shares issued for legal fee’s	100,000	100	112,083	0	0	0	0	112,183
Shares issued in connection with the exercise of shareholders’ options	117,989	118	(118)	0	0	0	0	0
Shares sold in 2008	411,593	411	209,589	0	(200,000)	0	0	10,000
Net deficit acquired in Anywhere MD	0	0	0	0	0	40,138	0	40,138
Net loss for the year ended Dec 31, 2008	0	0	0	(4,365,769)	0	0	0	(4,365,769)
Balance at December 31, 2008	32,309,209	$32,310	$17,371,500	$(17,653,240)	$(300,000)	-	$(130,551)	$(679,982)

Cancellation of subscription receivable	-		(300,000)		300,000			-
Stock Option based compensation	-		728,091					728,091
Exercise of stock options	207,036	207	61,904					62,111
Shares issued for consulting services	2,346,281	2,346	1,016,351					1,018,697
Shares issued for employment services	2,000,000	2,000	1,018,000					1,020,000
Shares sold in 2009	186,586	187	104,813					105,000
Cancellation of related party liabilities	-	-	227,563					227,563
Reduction of paid in capital from subsidiary	-	-	(135,000)					(135,000)
Cancellation of shares	(120,000)	(120)	120					-
Net loss for the year ended Dec 31, 2008	0	0	0	(3,793,804)		0	0	(3,793,804)
Balance at December 31, 2009	36,929,112	$36,929	$20,093,342	$(21,447,044)	-	-	$(130,551)	$(1,447,324)

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
________________________________________________________________________
	For the years ended
	December 31,
	2009 (audited)	2008 (audited)
Cash flows from operating activities:
Net loss	$(3,793,804)	$(4,365,769)
Income (loss) from discontinued operations	47,361	(190,053)
Loss from continuing operations	$(3,841,165)	$(4,175,716)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of goodwill	904,396	-
Depreciation	65,202	22,443
Increase in deferred charges		40,138
Amortization	1,088	1,088
Amortization of deferred charges		-
Issuance of common stock
Share based compensation	728,091	533,345
Issuance of common stock for salary	1,020,000	391,680
Issuance of common shares for consulting and other services rendered	1,018,697	2,639,220
Issuance of common stock for relief of loans		323,930
Issuance of common stock for rent		28,707
Issuance of common stock for legal fees		112,183
Conversion of options in lieu of payment of related party loan	62,111
Related party payables reclassified to additional paid in capital	227,563

Changes in operating assets and liabilities
Accounts receivables	(268,615)	(20,731)
Security deposit	(7,550)	-
Other assets	-	(20,438)
Accounts Payable	(258,234)	(24,406)
Net cash used in continuing operating activities	(301,055)	(338,610)
Net cash provided by discontinued operations	301,778	(6,483)
Net cash used in operating activities	723	(345,093)

Cash flows from investing activities:
Purchase of fixed assets	(73,470)	(67,909)
Net cash used in investing activities	(73,470)	(67,909)

____________________________________________________________________
See accompanying notes to consolidated financial statements.
MEDLINK INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
________________________________________________________________________

	For the years ended
	December 31,
	2009 (Audited)	2008 (Audited)
Cash flows from financing activities:
Proceeds from sale of stock	105,000	-
Increase in lease payable	-	(2,750)
Proceeds from loan payable	-	77,708
Proceeds from subscription receivable	-	(200,000)
Advances from (to) officer/shareholders	(576)	508,448
Net cash provided by financing activities	104,424	383,406

NET INCREASE (DECREASE) IN CASH	31,677	(29,596)

CASH AT BEGINNING OF YEAR	(26,834)	2,762

CASH AT END OF PERIOD	$4,843	$(26,834)

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Share based compensation	$728,091	$533,345
Issuance of common stock for salary	$1,020,000	$391,680
Issuance of common shares for consulting and other services rendered	$1,018,697	$2,639,220
Conversion of options in lieu of payment of related party loan	$62,111
Issuance of common stock for relief of loans	-	$323,930
Issuance of common stock for rent	-	$28,707
Issuance of common stock for legal fees	-	$112,183
Related party accounts payable reclassified to additional paid in capital	$227,563	-

____________________________________________________________________
See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
________________________________________________________________________

	For the years ended
	December 31,
	2009 (Audited)	2008 (Audited)
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$0	$0
Income Taxes	$0	$1,700

____________________________________________________________________

NOTE 1 –ORGANIZATION AND NATURE OF BUSINESS

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

The business of the Company is largely carried out by the parent company, but has twooperating subsidiaries, Anywhere MD and KRAD Konsulting (KRAD) that have limited operations. The Company also has four inactive subsidiaries, Med-Link USA, Inc., Med-Link VPN, Inc., Western Media Acquisition Corp. (formerly Western Media Sports Holdings, Inc.), and Western Media Publishing Corp.

In 2006, the Company received final approval from Deutsche Borse AG and its shares started trading through the Frankfurt Stock Exchange.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Basis of Accounting
The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.  The basis of accounting principles conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

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

The Company recognizes revenues in accordance with the provisions of ASC Topic 605, “Revenue Recognition” which requires among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, and remaining obligations under the agreement are insignificant.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Revenue is recognized as set forth below:

Subscription Contracts
Our subscription contracts typically include the following elements:

     o    Software license;
     o    Support;
     o    Maintenance; and

Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to ASC Topic 450, With Respect to Certain Transactions." These contracts contain the rights to unspecifiedfuture software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting.

Professional Services

Professional services represent incremental services marketed to clients including implementation, consulting, and training services. Professional services revenues, where VSOE is based on prices from stand-alone transactions, and the revenues are recognized as services are performed pursuant to ASC Topic 450.

Hardware

Hardware is recognized upon delivery pursuant to ASC Topic 360.

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees," we have classified the reimbursement by clients of shipping and handling costs as revenue and the associated cost as cost of revenue.

Accounts Receivable

Accounts receivable consists of amounts due from our sales of subscription contracts, professional services, and the sale of computer hardware.  The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written-off off when it is determined that the amounts are uncollectible.  At December 31, 2009 and 2008, the provision for doubtful accounts was $0 and $0, respectively.

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

Goodwill and Indefinite-Lived Purchased Intangible Assets

In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill acquired in business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the end of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

Accounting for Stock-Based Compensation
ASC Topic 718  requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited expectations, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan.

Discontinued Operations
A business is classified as a discontinued operation when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) we will not have any significant continuing involvement in the operations of the business after the disposal transactions. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met.

If a business is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the income statement. Interest on debt directly attributable to the discontinued operation is allocated to discontinued operations. Gains and losses related to the sale of businesses that do not meet the discontinued operation criteria are reported in continuing operations and separately disclosed if significant.

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

Deferred Income Taxes
Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes" to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2009.

The Company, as of December 31, 2009 had available approximately $21,447,044 of net operating loss carry forwards to reduce future Federal income taxes.  The Company has operating loss carry forwards which are due to

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

expire from 2010 through 2023.  Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss.  The amount of valuation allowances are reviewed periodically.

ASC Topic 740 interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax return.  ASC Topic 740 and related interpretations are effective for the Company in the first quarter of fiscal 2007.

Earnings Per Common Share of Common Stock
ASC Topic 260 requires two presentations of earnings per share - "basic" and "diluted".  Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period.  The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented.  For the years ended December 31, 2009and 2008, the weighted average number of shares outstanding for the Company’s Class A Common Stock used in the per share computation was 29,863,620 and 21,268,394 and respectively.  For the years ended December 31, 2009and 2008, the weighted average number of shares outstanding for the Company’s Class B Common Stock used in the per share computation was 5,361,876 and 5,361,876 and respectively.

Fair Value of Financial Instruments

At December 31, 2009, the carrying amounts of the Company's assets and liabilities approximate fair value.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2009, the Company had incurred cumulative losses of $21,447,044.  As of December 31, 2009, the Company has negative working capital of $1,657,418.

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

Goodwill

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

Goodwill and intangible assets were tested at the end of the last quarter, December 31, 2009 and it was found that the carrying value of goodwill and intangible assets were impaired based on a discounted cash flow model using

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

management’s business plan projected for expected cash flows due to the discontinued operations as described in Note 4.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets exceeded their carrying value.

A charge of $904,396 was recorded for the year ended December 31, 2009 after the impairment testing was completed.  Management does not believe that any further impairment exists at December 31, 2009.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued authoritative guidance requiring additional disclosures for employers’ pension and other postretirement benefit plan assets. This guidance requires employers to disclose information about fair value measurements of plan assets, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance became effective as of December 31, 2009. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial positions.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009. The Company adoption of this standard did not impact the Company’s  results of operations, cash flows or financial positions.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the year ended December 31, 2009, and have evaluated subsequent events through April 15, 2010.

In June 2009, the FASB issued FASB Statement No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140" ("Statement No. 166"), codified in ASC Topic 810-10.  Statement No. 166, among other things, eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets.  Statement No. 166 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of the provisions of Statement No. 166 is not anticipated to impact the company's consolidated financial position, cash flows or results of operations.

In June 2009, the FASB issued Statement No. 168 (an update of ASC 105), The FASB Accounting Standards CodificationTMand the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. FAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 did not affect the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued FASB Statement No. 167, "Amendments to FASB Interpretation No. ("FIN") 46(R)" ("Statement No. 167"), codified in ASC Topic 810-10.  Statement No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"), amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  Statement No. 167 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of the provisions of Statement No. 167 is not anticipated to impact the company's consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company’s consolidated results of operations, cash flows or financial positions.

On January 6, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-3 (ASU 2010-3), which aligns the oil and gas reserve estimation and disclosure requirements of Extractive Industries – Oil and Gas (Topic 932) with the oil and gas reporting requirements of the U.S. Securities and Exchange Commission’s (SEC) Final Rule, Modernization of Oil and Gas Reporting Requirements. The SEC Final Rule, which was issued in December 2008, revised and expanded several disclosure requirements for public entities engaged in oil and gas producing activities. As stated in the adopting release of the SEC Final Rule, application was contingent on the FASB conforming its standards to the requirements of the SEC Final Rule. ASU 2010-3 is effective for annual periods ending on or after December 31, 2009 and is applied prospectively as a change in estimate. However, entities that became subject to the disclosure requirements of Topic 932 solely due to the change to the definition of significant oil and gas producing activities are permitted to apply the disclosure provisions of Topic 932 in annual periods beginning after December 31, 2009. The company is currently evaluating the impact of adopting the provisions of ASU No. 2010-3.

Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

On December 11, 2009, the Company adopted a plan to discontinue the operations, sales and support  of AutoDoc after determining that the time and financial commitment  required  to expand  its  operations  and  to make it profitable would be too great to pursue with.  Accordingly,  the AutoDoc division is being reported  as a  discontinued  operation  under GAAP for  all  periods  presented  in  these financial  statements which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.  Net assets of the discontinued operation at December 31, 2009, were written off and consisted primarily of inventory, property, plant and equipment, and intangible assets.

The Company has included the entire amount of a note payable of $514,480 due to the original owners of the discontinued operation relating to the asset purchase of AutoDoc in 2007 under liabilities from discontinued operations on its balance sheet.  The Company is commencing legal action to dissolve the note and recoup its investment in AutoDoc against the bearer of the note for failing to meet fiduciary responsibilities and for providing material misrepresentations to the Company during the Asset Purchase.

The following amounts represent the operations of the discontinued unit and have been segregated from continuing operations and reported as discontinued operations as of December 31, 2009 and 2008.

	2009	2008

Revenue	47,361	386,142
Cost of Revenue	-	18,935
Gross Profit	47,361	367,207
Operating Expenses	206,677	557,260
Net Loss	(134,246)	(190,053)

The following is a summary of assets and liabilities of the discontinued operations as of December 31, 2008 and 2007.

	2009	2009
Assets
Cash	-	-
Inventory		9,165
Property and Equipment, net
Total Assets	-	40,867
Liabilities
Accounts Payable and Accrued Expenses	804,141	335,712
Total Liabilities	804,141	335,712

NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2009 and December 31, 2008, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated Useful	2009	2008
	life (years)	Amount	Amount
Furniture and fixtures	5	85,128	$32,174
Leasehold improvements	3	11,073	10,423
Equipment	5	270,042	245,955
		366,243	288,552
Less accumulated depreciation		180,038	118,215

		$186,205	$170,337

Depreciation expense for the years ended December 31, 2009 and 2008 was $66,290 and $22,443, respectively.  Amounts include amortization expense associated with equipment under capital leases.

NOTE 6- ACCOUNTS RECEIVABLE

As of December 31, 2009, accounts receivable totaled $289,346.

Accounts receivable consist of amounts due from our sales of the MedLink TotalOffice EHR and Interface and Integration Services to Imaging Centers and Laboratories and are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
As of December 31, 2009, accounts payable and accrued expenses totaled $145,044.

During the year ended December 31, 2009, the Company determined and analyzed that certain balances in accounts payable were older than seven years, with no direct contact with respective vendors to whom the Company owed $227,563.  For the year ended December 31, 2009, the Company had written back $227,563 as additional paid in capital towards old liabilities no longer payable, through a resolution of the board of directors. This adjustment to accounts payable has been reflected in the accompanying statements of shareholders’ equity as additional paid in capital for the year ended December 31, 2009.

NOTE 8 - LOAN PAYABLE - RELATED PARTIES
The Company, as of December 31, 2009, has loans due to three of its employees/shareholders in the amount of $1,002,420.  These loans are payable on demand and are non-interest bearing.

NOTE 9 – NOTE PAYABLE
The Company purchased 130,000,000 shares of Anywhere MD, Inc.’s stock from the majority shareholder of Anywhere MD., Inc. in exchange for a note in the amount of $875,000.  As of December 31, 2009 $509,835 was due on demand.  This note is non-interest bearing.  The holder of the Note is in default of their obligations and the Company is currently pursuing legal action to recover its costs as result of the default including monies paid out on the Note Payable.
NOTE 10 - STOCKHOLDERS' EQUITY

a)	Share Based Employment Compensation

For the year ended December 31, 2009, the Company has employment agreements with three individuals.  The individuals serve as the Company’s Chief Executive Officer, Chief Financial Officer/Executive Vice President and Chief Technical Officer.  The term of the agreements are for five years and provides for cash compensation for a total of $1,020,000, however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation.  The compensation for 2009 resulted in a compensation expense of $1,020,000 as an increase in additional paid in capital.

For the year ended December 31, 2008, the Company has employment agreements with three individuals.  The individuals serve as the Company’s Chief Executive Officer, Chief Financial Officer/Executive Vice President and Chief Technical Officer.  The term of the agreements are for five years and provides for cash compensation, , however, the three employees have agreed to accept 2,000,000 shares of the company’s restricted common stock in lieu of cash compensation.  The compensation for 2008, resulting in compensation of $388,800as an increase in additional paid in capital.

For the year ended December 31, 2009 and 2008, $1,020,000 and $388,800, were charged to payroll expense operations for the above mentioned employment agreement.

Stock-based compensation:	2009	2008
MedLink Employee, officers and directors stock-based compensation expense	$1,020,000	388,800
Total stock-based compensation	2,000,000	2,000,000

b)  Share Based Consultant Services

For the year ended December 31, 2009, the Company issued 2,300,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $0.43 on the respective measurement dates of approximately $989,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which expired in 2009.

For the year ended December 31, 2009, the Company issued 31,281 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $0.70 on the respective measurement dates of approximately $21,866.00 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which expired in 2009.

For the year ended December 31, 2009, the Company issued 15,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $0.52 on the respective measurement dates of approximately $7,785 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which expired in 2009.

For the year ended December 31, 2009 and 2008, $1,018,697 and $2,639,220, were charged to consulting expense operations for the above mentioned employment agreement.

Consultant stock-based compensation:	2009	2008
Consultant stock-based compensation expense	$1,018,697	2,639,220
Total stock-based compensation	2,346,281	2,407,000

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

c)         Private Placements
For the year ended December 31, 2009, the Company entered into subscription agreement for a private placements in the amount of $60,000 to purchase 100,000 shares of the Company’s Class A Common stock at a purchase price of $0.60 per share.

For the year ended December 31, 2009, the Company entered into subscription agreement for a private placements in the amount of $30,000 to purchase 50,000 shares of the Company’s Class A Common stock at a purchase price of $0.60 per share.

For the year ended December 31, 2009, the Company entered into subscription agreement for a private placements in the amount of $15,000 to purchase 36,586 shares of the Company’s Class A Common stock at a purchase price of $0.41 per share.

d)  Stock Options

The following is a summary of the stock options outstanding during the year ended December 31, 2009 and 2008.

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

For the year ended December 31, 2009, one employee exercised options with an exercise price of $0.30 utilizing a cashless option to purchase 207,036 shares of the Company’s stock for $62,111 which was paid in lieu of debt owed to the employee.

During 2009, 4,000,000 stock options issued to executive officers and board members that are set to expire in 2016.  The options had an exercise price of $0.51.

During 2009, 200,000 stock options issued to employees that are set to expire in 2013.  The options had an exercise price of $0.51.

A summary of the activity in the Company’s Plan for the period of January 1, 2008 through December 31, 2009 is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual life in years	Value
Options outstanding at December 31, 2007	1,360,000	$0.31	4.2	$197,110
Granted	1,000,000	$0.85	8.2	$399,370
Canceled/Forfeited	(87,011)	$0.31
Exercised	(117,989)	$0.31		(36,577)
Option outstanding at December 31, 2008	2,155,000	$0.55	5.9	$1,031,150
Granted	4,200,000	$0.51	5	$2,142,000
Canceled/Forfeited	-	-	-	-
Exercised	207,036	$0.30		$(62,111)
Option outstanding at December 31, 2009	6,147,,964	$0.53		$3,111,039

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

The aggregate intrinsic value of stock options outstanding and vested as of December 31, 2008 was $1,031,150, which is based on MedLink’s closing stock price of $1.50 as of December 31, 2008. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The aggregate intrinsic value of stock options outstanding and vested as of December 31, 2009 was $3,111,039 which is based on MedLink’s closing stock price of $0.51 as of December 31, 2009. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

Additional information regarding all options outstanding as of December 31, 2009, is as follows:
Outstanding Options				Exercisable Options
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Outstanding	Price
$0.30	1,360,000	4.2	$0.30	1,360,000	$0.30
$0.85	1,000,000	8.2	$0.85	$1,000,000	$0.85
$.51	4,200,000	5	$0.51	0	-

k) Deferred charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company’s common shares. Such charges were being shown as a reduction of the Company’s stockholders’ equity in the accompanying Consolidated Statement of Stockholders’ Equity and were amortized over the period of the services rendered.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:

	2009		2008
Current:
Federal and state		$0	$0
Deferred:
Federal and state	$		$(1,746,308)
Benefit from the operating loss carry forward	$		$1,746,308

Benefit for income taxes, net		$0	$0

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes	6.0%	6.0%
Valuation allowance	(40.0)%	(40.0)%
Effective tax rate	(0.0)%	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.  The net deferred tax assets and liabilities are comprised of the following:

The Company has a net operating loss carry forward of approximately $17,094,371 available to offset future taxable income through 2020.  The Company made a 100% valuation allowance at December 31, 2009.
NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company’s rental lease in Ronkonkoma, New York expires on February 28, 2014.

Minimum annual lease commitments are as follows:

Year ended December 31,
2010	$80,780
2011	$84,486
2012	$88,184
2013	$91,880
2014	$15,416

MedLink is delinquent in filing their sales tax and payroll tax returns.

NOTE 13- SUBSEQUENT EVENTS

Issuance of Preferred Stock

On April 5, 2010, we designated Preferred Series A Stock for an aggregate of 2,000 units (“Units”) at a price of $450 per Unit to be subscribed to through a private placement to certain accredited investors.  Each share of Preferred Series A stock is convertible into 1,000 shares of the Company’s common stock.  As of April 15, 2010, no such stock has been issued. Each Unit is comprised of (i) one share of cumulative redeemable convertible preferred stock and (ii) an annual 10% dividend on the stated value of each unit. Each share of preferred stock will be convertible into 1,000 shares of common stock (for a conversion price of $0.45 per share), subject to adjustment in certain events. The net proceeds received by MedLink in the private placement will be approximately $900,000. MedLink will use the net proceeds to provide additional liquidity, and for general corporate purposes.

Neither the Units nor the securities comprising the Units have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration statement or exemption from registration.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         During the two most recent fiscal years and the interim periods through December 31, 2009, there were no disagreements with Jewett Schwartz, Wolfe & Associates ("JSWA"), the independent auditor of the Company, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of "JSWA" would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term is described in Item 304(a)(1)(iv) of Regulation S-B.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of internal control over financial reporting can provide absolute assurance that all control issues, if any, within our company have been detected and may not prevent or detect misstatements.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Notwithstanding the existence of the material weakness described above, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009.

Consequently, we lack the controls and procedures that would be appropriate for a public reporting company of our size and stature.

As a result of the material weaknesses described below, our management concluded that as of December 31, 2009 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework, issued by COSO.

As of December 31, 2009, the Company had yet to become compliant with SOX 404 and maintain effective internal controls; however, the progress of the Company’s remedial measures is detailed below.  The Company expects to be compliant by the end of 2009.

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

At December 31, 2009, and as of that date, management has identified the following material weaknesses in our internal control over financial reporting, and has proposed the following plan of implementation with respect to each material weakness:

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

As of December 31, 2009, the Company had not yet passed a formal resolution, however, Board has instructed the Company’s Chief Financial Officer, to take charge of the implementation of a system of an internal control system that will ultimately meet the goal of compliance with SOX 404 Act.  The Company notes that, Board Members and Senior Financial Officers, their expertise in US financial reporting standards and related internal controls that, has never been evaluated.  The Company anticipates hiring more professionals/consultants with experience in SOX 404 to enable the Company to effectively address this issue.

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

As of December 31, 2009, the Company has not adopted a formal code of ethics.   The Company intends to adopt and distribute this Code of Ethics to relevant employees, and to hold discussions with such employees as to how it applies.

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
As of December 31, 2009 the Board of Directors and management have written and adopted a formal guideline that defines the Company’s core business lines and how to grow within these lines of business on a five year basis.  The Company, however, has yet to provide evidence that the Company has complied with such guideline.

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

As of December 31, 2009 the Company has a Chief Financial Officer, however as of the date of this report, the Company continues to be in pursuit of a senior financial reporting officer knowledgeable in US GAAP and SEC Reporting standards.  The Company’s previous attempts to fill this role have not resulted in long term fit for the Company and its needs.  Upon hiring of a senior financial reporting officer, that individual could further hire and train personnel as needed.  The Company intends to retain a recruiting firm to help with filling this role.

	Weakness: The Company does not have an internal audit function and department.

Implementation Plan: The Company will establish an internal audit department.

As of December 31, 2009 the Company has not yet created an internal audit department.  The planning of this new department is currently under evaluation, and has yet to be determined.

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

As of December 31, 2009, the Company had issued requests for proposals for ERP systems that will meet the growing needs of the Company.  Upon receipt and acceptance of the appropriate bid, the Company expects that a system will be fully implemented by the end of 2009.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Ray Vuono	44	Chief Executive Officer, President and Chairman of the Board	January 1, 2004
Konrad Kim	38	Chief Technology Officer and Director	October 1, 2000
Dr. Michael Carvo	57	Director	January 1, 2002
James Rose	31	Chief Financial Officer and Executive Vice President	January 1, 2004

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

Jameson Rose, Executive Vice President & Chief Financial Officer

As chief financial officer and executive vice president of MedLink International, Inc., Rose holds management responsibilities for the company's finance, business development, investor relations, and business service functions. Jameson has served MedLink in various capacities since 2001 until being appointed as the company's CFO in January of 2004. Mr. Rose's expertise in operations, finance, and business development will help ensure continued growth and success for MedLink International. Before his Career at MedLink, Mr. Rose served as VP of Finance at Ambassador Capital Group and has served as an independent consultant in various investment banking transactions and advising on inorganic growth efforts, focusing on mergers and acquisitions, and strategic alliances. Mr. Rose has a bachelor of science with honors in Financial Economics from Staffordshire University in the U.K. and a Masters in Accounting and Financial Management the Keller Graduate School of Management.

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

Family Relationships

There are no family relationships among the Directors or Officers.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 11.	Executive Compensation

The following compensation was paid to the Company’s Chief Executive Officer and other officers during the periods indicated:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Ray Vuono, CEO (1)
	2009	$0	$0	$0	955,882	2,000,000	-	-
	2008	$4,290	$0	$0	1,376,471	480,000	-	-
							-	-
Jameson Rose, CFO (2)
	2009	$0	$0	$0	808,824	1,500,000	-	-
	2008	$4,290	$0	$0	1,164,705	400,000	-	-
							-	-
Konrad Kim, CTO (3)
	2009	$0	$0	$0	235,294	500,000	-	-
	2008	$4,290	$0	$0	338,823	120,000	-	-

(1)
Mr. Vuono received minimal cash payments at the minimum wage rate to qualify for the Company’s health benefits during the year ended December 31, 2008, but did receive 2,332,353 shares of common stock for the years ended December 31, 2008 and 2009, in lieu of salary.

(2)
Mr. Rose received minimal cash payments at the minimum wage rate to qualify for the Company’s health benefits during the year ended December, 31, 2008, but did receive 1,973,529 shares of common stock as payment for the years ended December 31, 2008 and 2009, in lieu of salary.

(3)
Mr. Kim received minimal cash payments at the minimum wage rate to qualify for the Company’s health benefits during the year ended December, 31, 2008, but did receive 574,117 shares of common stock as payment for the years ended December 31, 2008 and 2009, in lieu of salary.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information furnished to the Company with respect to the beneficial ownership of our common stock by each executive officer and director named below, by all directors and executive officers as a group and by anyone know to the Company to beneficially own more than 5% of the Company’s securities, each as of March 31, 2010. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class                                Name and Address of Beneficial Owner                 Amount and Nature of Beneficial OwnershipPercent of Class
-----------------------------------------------------------------------------------------------------------------------------------------
$.001 par (1)                                Ray Vuono                                                                     8,666,524                                                    20.22%
value per                                       1 Roebling Court
share                                             Ronkonkoma, New York 11779
common

$.001 par (2)                              Jameson Rose                                                                 6,742,941                                                     15.58%
value per                                     1 Roebling Court
share                                           Ronkonkoma, New York 11779
common

$.001 par                                    Jerry Bermensolo                                                          4,169,778                                                         9.63%
value per                                     1087 W. River St, Suite 280
share                                           Boise, ID 83702
common

$.001 par (3)                              Konrad Kim                                                               1,851,764                                                             4.28%
value per                                     1 Roebling Court
share                                           Ronkonkoma, New York 11779
common

$.001 par                                    Dr. Michael Carvo, Director                                                  472,676                                                        1.09%
value per            1 Roebling Court
share                                           Ronkonkoma, New York 11779
common

All officers and directors as a group (four persons) (1)-(4)                                              17,773,905                                                          41.17%

(1)           Includes 2,752,964 shares issuable upon the exercise of options granted to Mr. Vuono pursuant to Mr. Vuono’s employment agreement.

(2)    Includes 2,300,000 shares issuable upon the exercise of options granted to Mr. Rose pursuant to his employment agreement.

(3) Includes 740,000 shares issuable upon the exercise of options granted to Mr. Kim pursuant to his employment agreement.

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

Item 14.                       Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $37,500 and $40,465, respectively.

2009                      2008

              Audit Related Fees                     $36,000                      $37,500
              Tax Fees                                      $  1,500                       $  2,965
              All Other Fees
              Out-of-Pocket Expenses

                  Total                                         $37,500                     $ 40,465

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

MEDLINK INTERNATIONAL, INC.

By:             /s/ Ray Vuono                                                                                                                                  Dated: April 15, 2010
Ray Vuono, Chief Executive Officer and President

By:             /s/  Konrad Kim                                                                                                                Dated: April 15, 2010
Konrad Kim, Director

By:                /s/  Dr. Michael Carvo                                                                                                                   Dated: April 15, 2010
Director

By:               /s/   James Rose                                                                                                                         Dated:April 15, 2010                                                                     Executive Vice President and Principal Financial Officer

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

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS
--------------------------------------------------------

We hereby consent to the inclusion in this Annual Report on Form 10-K, of our report dated April 15, 2010 of MedLink International, Inc. relating to the financial statements as of December 31, 2009 and 2008.

/s/ Jewett, Schwartz, Wolfe & Associates
Dated: April 15, 2010
----------------------------------------------------
Jewett, Schwartz, Wolfe & Associates