Form 10-Q
period 2010-03-31
MEDLINK INTERNATIONAL, INC.
filed 2010-05-21
CIK 225501

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of March 31, 2010 there were 35,467,236 Class A and 5,361,876 Class B shares outstanding.

MEDLINK INTERNATIONAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDLINK INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2010	2009

Current Assets:
Cash	$41,050	$4,843
Accounts Receivable	475,998	289,346
Total current assets	517,047	294,189

Office equipment (at cost) net of accumulated depreciation	219,425	186,205
Intangible asset (at cost), net of accumulated amortization	10,938	10,938
Security deposit	12,950	12,950
Other assets	1,212,167	-
Total Assets	$1,972,527	$504,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	153,104	145,044
Due to related party	947,322	1,002,430
Liabilities from discontinued operations	804,141	804,141

Total current liabilities	1,904,567	1,951,605

Total liabilities	1,904,567	1,951,605

Stockholders' equity:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 35,167,236 and 31,567,236 shares issued as of March 31, 2010 and December 31, 2009, respectively	35,467	31,567
Common stock B Class B $.001 par value; authorized 50,000,000 as of March 31, 2010; 5,361,876 issued and outstanding	5,362	5,362
Additional paid-in capital	21,591,726	20,093,341
Accumulated deficit	(21,434,044)	(21,447,044)
Treasury stock	(130,551)	(130,551)
Total stockholders' equity/deficit	67,960	(1,447,325)

Total stockholders’ liabilities and stockholder equity	$1,972,527	$504,282

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months ended March 31,

	2010	2009
Sales	$610,769	$144,970
Cost of Revenues	196,700	3,084
Gross Profit	414,069	141,103

Operating expenses:
Operating and administrative	99,706	507,564
Consulting Expense	61,443	-
Compensation Expense	227,872	-
Depreciation and amortization	12,047	20,070
Total Operating expenses	401,068	527,634

Net Profit/(Loss)	$13,000	$(386,531)

Basic and diluted loss per share (Class A)	$0.00	$(0.01)

Basic and diluted loss per share (Class B)	$0.00	$(0.07)

Weighted average number of basic shares outstanding (Class A)	35,467,236	26,947,333

Weighted average number of basic shares outstanding (Class B)	5,361,876	5,361,876

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31,
Cash flows from operating activities:	2010	2009
Net Profit/(Loss)	$13,000	$(386,531)
Adjustment to reconcile net loss to cash flows used in operating activities:
Share based compensation	107,284	340,085
Shares issued for consulting services	47,833
Depreciation	12,047	20,070
Amortization	-	2,085

Changes in operating assets and liabilities:
Accounts receivable	(186,652)	(24,628)
Deposits	-	(12,950)
Other assets	-	(3,700)
Accounts payable	8,061	-
Accrued expense and other current liabilities	-	23,758
Net Cash used in operating activities	1,573	(41,051)

Cash flows from investing activities:
Purchase of fixed assets	(45,267)	(898)
Adjustment to net fixed assets	-	10,033
Write-down	-	53,922
Net cash provided by (used in) investing activities	(45,267)	63,057

Cash flows from financing activities:
Proceeds from Private Placement	135,001	-
Repayment of loans	-	(38,394)
Advanced from officer/shareholders	(55,100)	43,921
Net cash flows provided by financing activities	79,901	5,527

NET INCREASE (DECREASE) IN CASH	36,207	27,553

CASH-AT BEGINNING OF PERIOD	4,843	(26,834)

CASH-AT END OF PERIOD	$41,050	$699

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for taxes	$596	$-

Supplemental disclosure of non-cash financing activities:
Share based compensation	$107,284	$340,845
	$-	$-
Issuance of common shares for consulting and other services rendered	$1,260,000	$-

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (UNAUDITED)

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

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and the cash flows for the Three Months ended March 31, 2010 and 2009, have been included.  The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification™ (“ASC”) Topic 855, Subsequent Events, or ASC 855, the Company evaluated all events or transactions that occurred after March 31, 2010 through the date of this report, which represents the date the consolidated financial statements were issued. During this period the Company did not have any material recognizable subsequent events, except for events disclosed herein.

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

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) MARCH 31, 2010 (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue is recognized as set forth below:
Subscription Contracts
Our subscription contracts typically include the following elements:

     o    Software license;
     o    Support;
     o    Maintenance; and

Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to ASC Topic 450, With Respect to Certain Transactions." These contracts contain the rights to unspecified future software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting.

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

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) MARCH 31, 2010 (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) MARCH 31, 2010 (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable
Accounts receivable consists of amounts due from our sales of subscription contracts, professional services, and the sale of computer hardware.  The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written-off off when it is determined that the amounts are uncollectible.  At March 31, 2009 and 2008, the provision for doubtful accounts was $0 and $0, respectively.

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

Other Assets
Other Assets consists of deferred charges resulting from a consulting advisory agreement dated February 10, 2010.

Deferred Income Taxes
Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes" to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2009.

The Company, as of March, 31, 2010 had available approximately $21,434,044 of net operating loss carry forwards to reduce future Federal income taxes.  The Company has operating loss carry forwards which are due to expire from 2010 through 2023.  Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss.  The amount of valuation allowances are reviewed periodically.

ASC Topic 740 interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax return.  ASC Topic 740 and related interpretations are effective for the Company in the first quarter of fiscal 2007.

Earnings Per Common Share of Common Stock
ASC Topic 260 requires two presentations of earnings per share - "basic" and "diluted".  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares for the period.  The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented.  For the period ending March 31, 2010 and December 31, 2009, the weighted average number of shares outstanding for the Company’s Class A Common Stock used in the per share computation was 35,167,236 and 31,567,876, respectively.  For the periods ending March 31, 2010 and December 31, 2009, the weighted average number of shares outstanding for the Company’s Class B Common Stock used in the per share computation was 5,361,876 and 5,361,876, respectively.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) MARCH 31, 2010 (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business.  Through March 31, 2010, the Company had incurred cumulative losses of $21,434,044.  As of March 31, 2010, the Company has negative working capital of $1,387,520.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our financial statements.

In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after January 1, 2011. The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.

Consolidations:  In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our financial condition, results of operations, or disclosures.
Accounting for Transfers of Financial Assets:  In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 did not have an impact on our financial condition, results of operations, or disclosures.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) MARCH 31, 2010 (UNAUDITED)

NOTE 2 – RECENT ACCOUNTING ANNOUNCMENTS (continued)
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

In June 2009, the FASB issued Statement No. 168 (an update of ASC 105), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. FAS 168, was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 did not affect the Company’s consolidated financial position, results of operations, or cash flows.

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

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement.. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) MARCH 31, 2010 (UNAUDITED)

 NOTE 3 - PROPERTY AND EQUIPMENT

As of March 31, 2010, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated Useful Life (years)	Amount
Furniture and fixtures	5	$37,863
Leasehold improvements	3	23,849
Equipment	5	345,296
		407,008
Less accumulated depreciation		187,663
		$219,425

Depreciation expense for the periods ended March 31, 2010 and 2009 was $12,047 and $20,070, respectively.  Amounts include amortization expense associated with equipment under capital leases.

NOTE 4- ACCOUNTS RECEIVABLE

As of March 31, 2010, accounts receivable totaled $475,998.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2010, accounts payable and accrued expenses totaled $153,104.

NOTE 6 - LOAN PAYABLE - RELATED PARTIES

The Company, as of March 31, 2010, has loans due to three of its employees/shareholders in the amount of $947,322.  These loans are payable on demand and are non-interest bearing.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) MARCH 31, 2010 (UNAUDITED)

NOTE 7 – NOTE PAYABLE

The Company purchased 130,000,000 shares of Anywhere MD, Inc.’s stock from the majority shareholder of Anywhere MD., Inc., a discontinued operation, in exchange for a note in the amount of $875,000.  As of December 31, 2009 $509,835 was due on demand.  This note is non-interest bearing.  The holder of the Note is in default of their obligations and the Company is currently pursuing legal action to recover its costs as result of the default including monies paid out on the Note Payable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In February 2009 the company entered into a rental lease agreement for its corporate headquarters in Ronkonkoma, New York which expires on February 28, 2014.

Minimum annual lease commitments are as follows:
Year ended December 31,
2010                                                      61,047
2011                                                      84,486
2012                                                      88,184
2013                                                      91,880
2014                                                      15,416

                Total                                                      341,013
NOTE 9 - STOCKHOLDERS' EQUITY

Share Based Consultant Services

For the period ending March 31, 2010, the Company issued 3,600,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $0.35 on the respective measurement date of approximately $1,260,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods

Preferred Stock Series A

For the period ending March 31, 2010, the Company’s board of directors designated 2,200 shares of the Company’s preferred stock into a Preferred Class Series A, each share of preferred series A is convertible into 1000 shares of the Company’s class A common stock.  During the period ended March 31, 2010 the company issued 300 shares of the Series A Preferred for a total capital contribution of $135,000

NOTE 10- SUBSEQUENT EVENTS

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Introduction

During the period ended March 31, 2010, MedLink recorded a profitable quarter and exceeded its full year revenues for 2009 during the first three months of 2010 alone.  The company invested heavily in the expansion of its sales force during the first quarter and increased it inside sales and marketing staff to 16 full-time employees.  MedLink increased revenues from the first quarter were primarily attributable to increased sales of the MedLink TotalOffice EHR, which were spurred through RHIO’s subsidies of physicians and through the expansion of its lab outreach program.  During the first quarter the Company also announced that it was only 1 of 7 EHR Vendors to be qualified by the Center for Medicare and Medicaid Services (“CMS”) for direct submission of PQRI data which the management of the Company views as a compelling competitive advantage and a cornerstone for Providers to achieve to “meaningful use”.  The Company continues to gain traction and garner significant contracts that will have a positive result on the Company’s operations for the remainder of 2010. Significant First quarter highlights included:

•	Selection by CMS as 1 of 7 ‘Qualified Vendors’
•	Launch of the MedLink TotalOffice EHR through the Interboro RHIO Program
•	Expansion of internal sales team to 16 full time employees
•	Finalist in the New York Regional Extension Center
• Expanded VAR program, including the introduction of Caliber Point, a $200m + multi-national sales organization

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

Expanded Lab Program

During the first quarter, the Company hired Mr. Jack Redding as Executive Vice President of Clinical Integrations to heads its expanded lab outreach program.  The Company will provide its lab provider portal along with integration to the MedLink EHR and MedLink Data Aggregator to laboratories and hospital outpatient labs to improve communication with their referring physicians.  The Company charges a one-time integration cost to the lab or hospital and a monthly fee per physician for access to the portal.  The lab outreach portal is a natural extension for the Company and its suite of EHR products with lab communication being a key component in Providers achieving ‘meaningful use’.

Interboro RHIO

MedLink was also recently selected by Interboro RHIO after an exhaustive 1 year RFI and selection process.  Selection by Interboro is a testament to the MedLink TotalOffice EHR as MedLink was selected above the industry’s market leaders.  The Interboro RHIO is a clinical data exchange (“CDE”) serving the County of Queens, northern Brooklyn and surrounding communities which will serve as a hub for the communication of patient information between healthcare providers within the community.  Under the contract, the Interboro RHIO will subsidize providers 85% of the cost to purchase and implement the MedLink TotalOffice EHR.  Providers that receive the Interboro subsidy will receive: the MedLink TotalOffice License, implementation and customization, three days of on-site implementation assistance, ten months maintenance and support, on-site health IT adoption and support assistance and Interboro RHIO connectivity through 2011.  There are an estimated 7,000 physicians who could be eligible for the program in the Interboro RHIO service area.  A 5 physician practice, for example, under the Interboro RHIO program subsidy would receive the MedLink TotalOffice EHR and related HIT services of a total cost of $75,830, of which the Interboro RHIO would subsidize $63,946, resulting in a cost to the practice of just $11,885 or less than $2,400 per physician.

Initial interest in the program has been significant and MedLink has increased its sales team to promote the program to medical practices in Queens and Brooklyn.  The Interboro RHIO is funded through a current grant of $7.7 million from New York State.

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

During the 1st quarter of 2010, MedLink introduced the RHIO financial sustainability Model and signed the SunCoast RHIO in Florida during the second quarter as the first participant.  These types of programs will add to the exposure of the MedLink products in the various RHIO areas.  The Company has received increased interest from RHIO’s across the country since the announcement of the Sun Coast RHIO and plans to utilize the RHIO financial sustainability model as a key driver for EHR adoption and the sharing of clinical information data through the MedLink Data Aggregator.

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

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of March 31, 2010:

Operating lease obligations	Total	Less Than 1 Year	1-3 Years
	$337,932	$78,932	$259,000

The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters.

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

The Company's revenues from continuing operations for the period ending March 31, 2010 and 2009 were $610,769 and $144,187, respectively. The increase in revenue is primarily attributable to expanded sales of the MedLink TotalOffice EHR and integration fees with labs and radiology centers.

Expenses for the period ending March 31, 2010 and 2009 were $410,068 and $527,634, respectively.  The decrease in 2010 is primarily attributable to decreased stock-based compensation expenses although the Company’s payroll has increased significantly with a staff of over 40 full time employees.

The Company had net profit/(loss) of $13,000 and ($386,531) for the period ending March 31, 2010 and 2009, respectively.  The net profit is primarily attributable to increase sales of the MedLink Total Office EHR, Lab and Radiology Integrations fee’s, the scale back of the Company’s operations in California and decreased compensation expenses due to decreased stock-based compensation expenses.

Liquidity and Capital Resources

At March 31, 2010, the Company had a working capital deficiency of ($1,387,520). While the Company believes revenue that will be earned from the sales of the MedLink EHR, integration fees from labs and imaging centers as well as recurring revenue from the maintenance and support of its applications will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of MedLink International, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2009 as filed on Form 10-K/A.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2010, the Company issued 300 shares of the Company’s Class A series preferred with two accredited investors for a total contribution of $135,000.  The Company will use the net proceeds for working capital purposes.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6.  Exhibits.

No.	Description of Exhibit
31.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 20, 2010.*
31.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 20, 2010.*
32.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 20, 2010.*
32.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 20, 2010.*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

Date: May 20, 2010

By:  /s/ James Rose
    James Rose
    Chief Financial Officer