Form 10-Q
period 2010-06-30
MEDLINK INTERNATIONAL, INC.
filed 2010-08-16
CIK 225501

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of June 30, 2010 there were 36,442,236 Class A and 5,361,876 Class B shares outstanding.

MEDLINK INTERNATIONAL, INC.

FORM 10-Q
INDEX

Item		Page
Part I.	Explanatory Note FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 (audited)	3

	Condensed Consolidated Statements of Operations for the Three months and Six Months ended June 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls & Procedures	24

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Default Upon Senior Securities	25

Item 4.	Submission of Matters To a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	SIGNATURES	26

Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification Chief Financial Officer
Ex. 32.1	Section 906 Certification Chief Executive Officer
Ex. 32.2	Section 906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDLINK INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2010	2009
	(unaudited)
Current Assets:
Cash	26,911	4,843
Accounts Receivable	1,438,603	289,346
Total current assets	1,465,513	294,189

Office equipment (at cost) net of accumulated depreciation	286,253	186,205
Intangible asset (at cost), net of accumulated amortization	12,453	10,938
Security deposit	12,950	12,950
Other assets	1,316,292	-
Total Assets	$3,092,961	$504,281

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30,	December 31,
	2010	2009
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	279,188	145,044
Due to related party	904,023	1,002,430
Liabilities from discontinued operations	804,141	804,141

Total current liabilities	1,987,352	1,951,605

Total liabilities	1,987,352	1,951,605

Stockholders' equity:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 36,442,236 and 31,567,236 shares issued as of June 30, 2010 and December 31, 2009, respectively	36,442	31,567
Common stock B Class B $.001 par value; authorized 50,000,000 as of June 30, 2010; 5,361,876 issued and outstanding	5,362	5,362
Additional paid-in capital	22,263,285	20,093,341
Accumulated deficit	(21,068,929)	(21,447,044)
Treasury stock	(130,551)	(130,551)
Total stockholders' equity/deficit	1,105,509	(1,447,325)

Total stockholders’ liabilities and stockholder equity	$3,092,961	$504,282

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	ended June 30,		Ended
			June 30,
	2010	2009	2010	2009
Sales	$1,610,605	$115,783	$2,215,704	$259,970
Cost of Revenues	303,579	412	488,939	3,496
Gross Profit	1,307,026	115,371	1,726,765	256,474

Operating expenses:
Operating and administrative	256,360	262,062	354,864	720,945
Consulting Expense	199,351	12,750	253,995	62,811
Compensation Expense	479,452	25,974	707,323	25,250
Depreciation and amortization	20,420	10,035	32,467	30,105
Total Operating expenses	947,082	310,821	1,348,150	839,111

Net Profit/(Loss)	$359,443	$(195,450)	$378,115	$(582,637)

Basic and diluted loss per share (Class A)	$0.01	$(0.01)	$0.01	$(0.02)

Basic and diluted loss per share (Class B)	$0.07	$(0.04)	$0.07	$(0.11)

Weighted avg. number of basic shares outstanding (Class A)	36,442,236	26,805,987	36,442,236	26,805,987

Weighted avg. number of basic shares outstanding (Class B)	5,361,876	5,361,876	5,361,876	5,361,876

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30
Cash flows from operating activities:	2010	2009
Net Income/(Loss)	$378,115	$(582,637)
Adjustment to reconcile net income/(loss) to cash flows used in operating activities:
Share based compensation	21,319	511,267
Shares issued for consulting services	1,703,500
Depreciation	32,467	30,105
Amortization		4,170

Changes in operating assets and liabilities:
Accounts receivable	(1,149,257)	(27,994)
Deposits	-
Other assets	(1,316,292)	(20,704)
Accounts payable	(70,196)
Accrued expense and other current liabilities	204,349	34,195
Net Cash used in operating activities	(197,510)	(51,598)

Cash flows from investing activities:
Purchase of fixed assets	(132,515)	(588)
Adjustment to net fixed assets	-	10,033
Write-down	-	95,674
Net cash provided by (used in) investing activities	(132,515)	105,119

Cash flows from financing activities:
Proceeds from Private Placement	450,000
Repayment of loans	(98,407)	(59,140)
Advanced from officer/shareholders	-	34,476
Net cash flows provided by financing activities	351,593	(24,665)

NET INCREASE IN CASH	21,568	27,553

CASH-AT BEGINNING OF PERIOD	4,843	(26,834)

CASH-AT END OF PERIOD	26,411	699

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Share based compensation	$21,319	$511,267

Issuance of common shares for consulting and other services rendered	$1,703,500	$-

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010

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

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2010, the results of operations for the three months and six months ended June 30, 2010 and 2009, and the cash flows for the six months ended June 30, 2010 and 2009, have been included.  The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification™ (“ASC”) Topic 855, Subsequent Events, or ASC 855, the Company evaluated all events or transactions that occurred after June 30, 2010 through the date of this report, which represents the date the consolidated financial statements were issued. During this period the Company did not have any material recognizable subsequent events, except for events disclosed herein.

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

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) JUNE 30, 2010

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

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) JUNE 30, 2010

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

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) JUNE 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable
Accounts receivable consists of amounts due from our sales of subscription contracts, professional services, and the sale of computer hardware.  The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written-off off when it is determined that the amounts are uncollectible.  At June 30, 2010 and 2009, the provision for doubtful accounts was $0 and $0, respectively.

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

The Company, as of June 30, 2010 had available approximately $21,069,730 of net operating loss carry forwards to reduce future Federal income taxes.  The Company has operating loss carry forwards which are due to expire from 2010 through 2023.  Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss.  The amount of valuation allowances are reviewed periodically.

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

Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented.  For the period ending June 30, 2010 and December 31, 2009, the weighted average number of shares outstanding for the Company’s Class A Common Stock used in the per share computation was 36,642,236 and 31,567,876, respectively.  For the periods ending June 30, 2010 and December 31, 2009, the weighted average number of shares outstanding for the Company’s Class B Common Stock used in the per share computation was 5,361,876 and 5,361,876, respectively.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) JUNE 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business.  Through June 30, 2010, the Company had incurred cumulative losses of $21,069,730.  As of June 30, 2010, the Company has negative working capital of $512,839.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.”

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

In April 2010, the FASB issued Accounting Standards Update No.2010-14, “Accounting for Extractive Activities – Oil & Gas” (Topic 932). ASU No. 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) JUNE 30, 2010

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. “Financial Services-Insurance” (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.

In April 2010, the FASB issued Accounting Standard Update No. 2010-16. “Entertainment-Casinos” (Topic 924). ASU No.2010-16 addresses diversity in practice regarding whether an entity accrues liabilities for a base jackpot before it is won because they could avoid the payment. The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots. The ASU amendments are effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2010.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

In May 2010, the FASB issued Accounting Standard Update No. 2010-19 “Foreign Currency”. (“ASU No. 2010-19”). ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU “provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela.” These issues relate to Venezuela’s highly inflationary status. The ASU became effective on March 18, 2010.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) JUNE 30, 2010

NOTE 3 - PROPERTY AND EQUIPMENT

As of June 30, 2010, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated Useful Life (years)	Amount
Furniture and fixtures	5	$37,863
Leasehold improvements	3	23,849
Equipment	5	345,296
		407,008
Less accumulated depreciation		187,663
		$219,425

Depreciation expense for the periods ended June 30, 2010 and 2009 was $12,047 and $20,070, respectively.  Amounts include amortization expense associated with equipment under capital leases.

NOTE 4- ACCOUNTS RECEIVABLE

As of June 30, 2010, accounts receivable totaled $1,438,603.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2010, accounts payable and accrued expenses totaled $112,596.

NOTE 6 - LOAN PAYABLE - RELATED PARTIES

The Company, as of June 30, 2010, has loans due to three of its employees/shareholders in the amount of $904,023.  These loans are payable on demand and are non-interest bearing.

NOTE 7 – NOTE PAYABLE

The Company purchased 130,000,000 shares of Anywhere MD, Inc.’s stock from the majority shareholder of Anywhere MD., Inc., a discontinued operation, in exchange for a note in the amount of $875,000.  As of June 30, 2010 $509,835 was due on demand.  This note is non-interest bearing.  The holder of the Note is in default of their obligations and the Company is currently pursuing legal action to recover its costs as result of the default including monies paid out on the Note Payable.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) JUNE 30, 2010

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In February 2009 the company entered into a rental lease agreement for its corporate headquarters in Ronkonkoma, New York which expires on February 28, 2014.

In May 2010 the company entered into a rental lease agreement for office space in Hyderabad, India which expires on April 30, 2015.

In June 2010 the company entered into a rental lease agreement for an office space in Baltimore, Maryland which expires on June 30, 2012.

Minimum annual lease commitments are as follows:
Year ended December 31,
2010                                                      80,308
2011                                                      148,776
2012                                                      144,224
2013                                                      138,920
2014                                                      15,680
Total                                                      $590,364

NOTE 9 - STOCKHOLDERS' EQUITY

Share Based Consultant Services

For the period ending June 30, 2010, the Company issued 3,600,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $0.35 on the respective measurement date of approximately $1,260,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods

Preferred Stock Series A

For the period ending June 30, 2010, the Company’s board of directors designated 2,200 shares of the Company’s preferred stock into a Preferred Class Series A, each share of preferred series A is convertible into 1000 shares of the Company’s class A common stock.  During the period ended June 30, 2010 the company issued 1,000 shares of the Series A Preferred for a total capital contribution of $450,000

NOTE 9 – SUBSEQUENT EVENTS

LabTest Portal Acquisition: In July of 2010, we acquired a 100% ownership interest in a Maryland-based direct-to-consumer laboratory testing company for 400,000 shares of the Company’s Class A Common Stock.  LabTestPortal.com (LTP) is a service provider that delivers direct-to-consumer secure and confidential laboratory testing, alleviating the need to spend precious time waiting to see a primary care physician for consumers.  LTP provides a Personal Heath Record portal where consumers are able to track their lab testing results as well as store vital healthcare documents and information. LTP is a necessary tool for all consumers to better manage their health through monitoring and education with its service offering available to consumers in all 50 states.  The acquisition will be accounted for as a business combination and the acquired company’s results of operations will be consolidated in our financial statements from the date of acquisition.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) JUNE 30, 2010 (UNAUDITED)

NOTE 9- SUBSEQUENT EVENTS (continued)

Health Informatics Acquisition: In August of 2010, we acquired a 51% controlling ownership interest in a New Jersey based, Health Informatics LLC, a provider of cutting edge clinical data digitization technology that simplifies and streamlines the adoption of Electronic Health Records for 250,000 shares of the Company’s Class A Common Stock, with an option to purchase the additional 49% beginning in 2012. The acquisition will be accounted for as a business combination and the acquired company’s results of operations will be consolidated in our financial statements from the date of acquisition.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Introduction

During the period ended June 30, 2010, MedLink realized more than 200% growth over the first quarter of 2010 with revenues of $1.6m and a net profit of $378k.  During the second quarter the Company expanded its operations and staff, with several key management hires, the expansion of its IT center in India, and the opening of offices in Baltimore, MD and Hellertown, PA.  MedLink’s increased revenues from the second quarter were primarily attributable to increased sales of the MedLink TotalOffice EHR, which were spurred through RHIO’s subsidies of physicians and through the launch of MedLink Lab Portal, a clinical Laboratory ordering and results platform.  The Company continues to gain traction and garner significant contracts that will have a positive result on the Company’s operations for the remainder of 2010 and beyond as the health information technology market continues to grow rapidly with double digit annual growth rates.  With the Company’s primary target market less than 20% penetrated, MedLink is poised for continued success and growth through the sale and maintenance of its EHR and clinical laboratory product offerings. Significant second quarter highlights included:

•	Selection by the SunCoast RHIO as exclusive EHR Vendor
•	Selected EHR Vendor by the New York Regional Extension Center
•	Launched MedLink Lab- a clinical laboratory orders/results portal.
•	Hired Steward Macis as the Company’s Chief Information Officer
•	Signed three regional clinical laboratory’s that will deploy the MedLink Lab Portal
•	Signed MedLink Lab Portal Licensing agreement with Laboratory Services Company that manages Hospital labs nationwide.
•	Opened new offices in Baltimore, MD and Hellertown, PA
•	Expansion of India IT Operations Center
o	Leased 7,500 square feet
o	Hired more than 20 additional IT Staff
•	Expanded MedLink Revenue Cycle Management Services
•	Executed on synergistic acquisition opportunities/

Company Overview

MedLink sells and supports a proprietary electronic health record (“EHR”) application, including practice management for physician practices.  MedLink’s flagship offering is the CCHIT Certified 08 Ambulatory MedLink TotalOffice EHR, a healthcare information enterprise system that provides physician practices with an entire practice management, clinical decision support and EHR solution.  MedLink also offers the MedLink Lab Portal, an online ordering and results platform that is integrated with laboratory information systems allowing referring providers of clinical laboratories to order and receive lab results through an online interface.  MedLink’s Lab Portal offering provides users with a clear path towards the achievement of ‘meaningful use’.  Through the adoption of MedLink’s TotalOffice EHR, physicians may receive a subsidy towards the purchase of the TotalOffice EHR under a Stark anti-kickback exemption from Labs, Hospitals or other physician service providers.  The MedLink TotalOffice EHR is only one of seven EHR’s to be qualified by CMS, which provides the Company with a significant competitive advantage as physicians adopting EHR technology to achieve ‘meaningful use’ will qualify for the $44,000 to $64,000 federal subsidy per provider, available to physicians who utilize a ‘Qualified’ EHR and achieve meaningful use through direct reporting to CMS.  The Company also offers medical providers with complete revenue cycle management services, hardware and network infrastructure and use of the TotalOffice EHR, all for a fixed fee determined by the practice’s annual billing revenue through MedLink Billing.

MedLink’s business strategy is to build critical mass and develop a national presence among small to medium sized physician practices (1 to 10 physicians) by increasing market penetration of the MedLink Lab Portal and TotalOffice EHR.  The small physician practice market segment remains largely unpenetrated for EHRs, with less than 10% of practices in the market having yet to adopt EHR technology. With more than $19 billion in federal incentives and mandates to adopt by 2014, more than 160,000 practices in MedLink key demographic market are expected to adopt EHR in the next 3 years.   As part of its growth strategy, MedLink is working with a number of Regional Health Information Networks (“RHIOs”) and is partnering with RHIO’s, radiology centers, hospitals, laboratories and revenue cycle management companies that subsidize the overall cost of the MedLink TotalOffice EHR up to 85% for qualifying practices.  MedLink’s strategic partnerships and growing network of value added resellers provides a framework for physician adoption and a captive audience to target a focused sales and marketing plan.

MedLink has strategically positioned itself to execute on all facets of its business plan which the Company expects will result in tremendous growth in 2010.

Recent Business Developments

Acquisition of LabTestPortal.com

In July, MedLink announced the acquisition of LabTestPortal.com, a direct-to-consumer laboratory testing platform.  The acquisition provides MedLink with an entry into the direct-to-consumer laboratory testing market which has gained significant traction in the more than $50 billion U.S. laboratory testing market.  LabTestPortal is a service provider that delivers direct-to-consumer secure and confidential laboratory testing to consumers, that eliminates the need to see a primary care physician and receive insurance approval for maintenance and advanced lab tests.  Through a Personal Heath Record portal, consumers are able to track their lab testing results as well as store vital healthcare documents and information and receive results in most cases in less than 48 hours and is available to consumers in all 50 states.

Acquisition of Health Informatics

In August, MedLink announced the acquisition of Health Informatics a provider of cutting edge clinical data digitization technology that simplifies and streamlines the adoption of Electronic Health Records.  The Health Informatics Digital Pen in conjunction with MD Form Manager is the flagship offering of the Company.  The Digital Pen looks and feels like a normal ball point pen, however, the Digital Pen contains an integrated infrared digital camera, an advanced image microprocessor and a mobile communications device for wireless connection.  The camera records the precise location of ink strokes as it moves over a uniquely constructed grid of microscopic dot patterns.  These dots provides the pen with exact co-ordinates of its position, which through MD Form Manager are designed to interface directly with the MedLink EHR to collect discrete data elements that electronically populate the patient chart.  The solution provides Doctors and their staff with the traditional documentation approach of pen and paper, but the advanced ability of digitally documenting and capturing the data required to provide ‘meaningful use’ and other quality data reports.

Acquisition Strategy

MedLink is focused on organic growth, but also is exploring synergistic acquisition opportunities that will enhance the Company’s market share and product offerings.  In addition to the acquisition of LabTestPortal and Health Informatics, the Company is exploring two potential acquisition opportunities of two of its EHR competitors, in line with the Company’s acquisition strategy.  Each of the opportunities presents MedLink with product offerings that will complement the Company’s current product offering.

MedLink Lab Portal

During the second quarter, the Company launched the MedLink Lab Portal, which provides a web based clinical laboratory ordering, and results platform that is provided to the referring providers of clinical and hospital labs.  The Company charges an upfront License fee, an Integration fee to the Laboratory Information System, as well as a monthly maintenance fee per provider, paid by the Laboratory for each enrolled referring provider that accesses the portal to order and retrieve lab results.  The lab outreach portal is a natural extension for the Company and its suite of EHR products with the communication of lab results being a key component in Providers achieving ‘meaningful use’.  During the 2nd quarter of 2010, three regional clinical laboratories signed with MedLink to utilize the MedLink Lab Portal as well a Laboratory Services company that operates and manages Hospitals Labs nationwide.

MedLink Qualified by the Centers for Medicare and Medicaid Services (CMS)

In January of 2010, MedLink successfully completed the CMS PQRI testing program and achieved “Qualified” vendor status by CMS along with only 6 other EHR vendors for direct PQRI reporting from an EHR, creating a significant market differentiator for MedLink.  MedLink’s ability to report directly to CMS should positively influence physicians when deciding among competing EHR vendors to select MedLink.  This is another example of how MedLink differentiates itself and puts its technology in the same league as industry leaders such as Allscripts, Epic and NextGen.  The CMS Project is significant because of the focus on healthcare cost reduction through technology and preventative care.  MedLink will give physicians who use MedLink’s products the ability to directly report Quality Measures directly to CMS.  This connection allows those physicians to save time and collect money available for such programs much more efficiently.  This is a clear differentiator and will be used as part of MedLink’s marketing across the country.

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

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of June 30, 2010:

Operating lease obligations	Total	Less Than 1 Year	1-3 Years
	$590,364	$80,308	$373,308

The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters.

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

The Company's revenues from continuing operations for the period ending June 30, 2010 and 2009 were $1,610,605 and $115,783, respectively. The increase in revenue is primarily attributable to expanded sales of the MedLink TotalOffice EHR, the MedLink Lab Portal and integration fees with labs and radiology centers.

Expenses for the period ending June 30, 2010 and 2009 were $947,582 and $310,821, respectively.  The increase in 2010 is primarily attributable to increased payroll and overhead expenses as the Company has more than tripled its staff and office space from a year ago.

The Company had net profit/(loss) of $359,443 and ($195,450) for the period ending June 30, 2010 and 2009, respectively.  The increase in profitability is primarily attributable to increase sales of the MedLink Total Office EHR, MedLink Lab Portal, and Lab and Radiology Integrations fee’s.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

The Company's revenues from continuing operations for the period ending June 30, 2010 and 2009 were $2,215,704 and $259,970, respectively. The increase in revenue is primarily attributable to expanded sales of the MedLink TotalOffice EHR, the MedLink Lab Portal and integration fees with labs and radiology centers.

Expenses for the period ending June 30, 2010 and 2009 were $1,348,650 and $839,111, respectively.  The increase in 2010 is primarily attributable to increased payroll and overhead expenses as the Company has more than tripled its staff and office space from a year ago.

The Company had net profit/(loss) of $378,115 and ($582,637) for the period ending June 30, 2010 and 2009, respectively.  The increase in profitability is primarily attributable to increase sales of the MedLink Total Office EHR, MedLink Lab Portal, and Lab and Radiology Integrations fee’s.

Liquidity and Capital Resources

At June 30, 2010, the Company had a working capital deficiency of ($522,339). While the Company believes revenue that will be earned from the sales of the MedLink EHR, MedLink Lab Portal, and integration fees from labs and imaging centers as well as recurring revenue from the maintenance and support of its applications will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of MedLink International, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2009 as filed on Form 10-K.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2010, the Company issued 900 shares of the Company’s Class A series preferred to one accredited investor for a total contribution of $405,000.  The Company will use the net proceeds for working capital purposes.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6.  Exhibits.

No.	Description of Exhibit
31.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated August 16, 2010.*
31.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated August 16, 2010.*
32.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated August 16, 2010.*
32.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated August 16, 2010.*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

Date: August 16, 2010

By:  /s/ James Rose
James Rose
Chief Financial Officer