Form 10-Q
period 2010-09-30
MEDLINK INTERNATIONAL, INC.
filed 2010-11-22
CIK 225501

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of September 30, 2010 there were 37,663,569 Class A and 5,361,876 Class B shares outstanding.

MEDLINK INTERNATIONAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDLINK INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2010	2009
	(unaudited)
Current Assets:
Cash	18,489	4,843
Accounts Receivable	4,235,356	289,346
Total current assets	4,253,845	294,189

Office equipment (at cost) net of accumulated depreciation	313,797	186,205
Intangible asset (at cost), net of accumulated amortization	715,000	10,938
Security deposit	12,950	12,950
Other assets	1,316,292	-
Total Assets	$6,611,882	$504,281

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30	December 31,
	2010	2009
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	553,204	145,044
Due to related party	904,325	1,002,430
Liabilities from discontinued operations	804,141	804,141

Total current liabilities	2,241,670	1,951,605

Total liabilities	2,241,670	1,951,605

Stockholders' equity:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 37,663,569 and 31,567,236 shares issued as of September 30, 2010 and December 31, 2009, respectively	37,633	31,567
Common stock B Class B $.001 par value; authorized 50,000,000 as of September 30, 2010; 5,361,876 issued and outstanding	5,362	5,362
Additional paid-in capital	23,353,977	20,093,341
Accumulated deficit	(18,896,210)	(21,447,044)
Treasury stock	(130,551)	(130,551)
Total stockholders' equity/deficit	4,370,211	(1,447,325)

Total stockholders’ liabilities and stockholder equity	$6,611,881	$504,282

See accompanying notes to consolidated financial statements
MEDLINK INTERNATIONAL INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months			For the Nine months
	ended September 30			Ended
				September 30
	2010	2009	2010	2009
Sales	$3,452,253	$129,543	$5,656,617	$389,514
Cost of Revenues	315,062	-	792,661	3,496
Gross Profit	3,317,190	129,543	4,863,955	386,018

Operating expenses:
Operating and administrative	212,798	115,150	593,147	924,156
Consulting Expense	152,804	-	382,626	-
Compensation Expense	585,753	-	1,281,187	-
Depreciation and amortization	23,694	2,085	56,161	32,190
Total Operating expenses	975,049	117,235	2,313,121	956,346

Net Profit/(Loss)	$2,162,141	$12,308	$2,550,835	$(570,328)

Basic and diluted loss per share (Class A)	$0.06	$(0.01)	$0.07	$(0.02)

Basic and diluted loss per share (Class B)	$0.40	$(0.04)	$0.48	$(0.11)

Weighted avg. number of basic shares outstanding (Class A)	37,161,823	27,060,470	35,658,818	26,805,987

Weighted avg. number of basic shares outstanding (Class B)	5,361,876	5,361,876	5,361,876	5,361,876

See accompanying notes to consolidated financial statements
MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine months Ended June 30
Cash flows from operating activities:	2010	2009
Net Income/(Loss)	$2,550,835	$(570,328)
Adjustment to reconcile net income/(loss) to cash flows used in operating activities:
Share based compensation	321,852	646,004
Shares issued for consulting services	1,509,250	-
Depreciation	56,161	30,105
Amortization	-	(901)

Changes in operating assets and liabilities:
Accounts receivable	(3,946,190)	(108,863)
Deposits	-	(12,950)
Other assets	(601,292)	(33,632)
Accounts payable	388,168	-
Accrued expense and other current liabilities	(704,062)	24,482
Net Cash used in operating activities	(425,278)	(26,083)

Cash flows from investing activities:
Purchase of fixed assets	(183,753)	-
Adjustment to net fixed assets	-	12,306
Write-down	-	95,674
Net cash provided by (used in) investing activities	(183,753)	107,980

Cash flows from financing activities:
Proceeds from Private Placement	720,600	-
Bank Overdraft	-	(26,834)
Repayment of loans	(98,105)	(59,140)
Advanced from officer/shareholders	-	39,749
Net cash flows provided by financing activities	622,495	(46,225)

NET INCREASE IN CASH	13,464	35,672

CASH-AT BEGINNING OF PERIOD	4,843	-

CASH-AT END OF PERIOD	18,307	35,672

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Share based compensation	$321,852	$646,044

Issuance of common shares for consulting and other services rendered	$1,509,250	$-

See accompanying notes to consolidated financial statements

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010

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

Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K/A Report for the fiscal year ended December 31, 2009.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010, the results of operations for the three months and nine months ended September 30, 2010 and 2009, and the cash flows for the nine months ended September 30, 2010 and 2009, have been included.  The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification™ (“ASC”) Topic 855, Subsequent Events, or ASC 855, the Company evaluated all events or transactions that occurred after September 30, 2010 through the date of this report, which represents the date the consolidated financial statements were issued. During this period the Company did not have any material recognizable subsequent events, except for events disclosed herein.

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

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2010
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

Goodwill and Indefinite-Lived Purchased Intangible Assets
In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill acquired in business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the end of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2010
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

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2010
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable
Accounts receivable consists of amounts due from our sales of subscription contracts, professional services, and the sale of computer hardware.  The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written-off off when it is determined that the amounts are uncollectible.  At September 30, 2010 and 2009, the provision for doubtful accounts was $0 and $0, respectively.

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

The Company, as of September 30, 2010 had available approximately $18,896,210 of net operating loss carry forwards to reduce future Federal income taxes.  The Company has operating loss carry forwards which are due to expire from 2010 through 2023.  Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss.  The amount of valuation allowances are reviewed periodically.

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

Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented.  For the three month period ending September 30, 2010 and September 30, 2009, the weighted average number of shares outstanding for the Company’s Class A Common Stock used in the per share computation was 37,161,823 and 27,060,470, respectively.  For the nine month period ending September 30, 2010 and September 30, 2009, the weighted average number of shares outstanding for the Company’s Class A Common Stock used in the per share computation was 35,658,818 and 26,805,987, respectively.  For both the three and nine month periods ending September 30, 2010 and September 30, 2009, the weighted average number of shares outstanding for the Company’s Class B Common Stock used in the per share computation was 5,361,876 and 5,361,876, respectively.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2010
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business.  Through September 30, 2010, the Company had incurred cumulative losses of $18,896,210.  As of September 30, 2010, the Company has working capital of $2,012,174.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

As of September 30, 2010, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated Useful Life (years)	Amount
Furniture and fixtures	5	$25,823
Leasehold improvements	3	13,666
Equipment	5	409,498
		717,672
Less accumulated depreciation		185,701
		$532,061

Depreciation expense for the periods ended September 30, 2010 and 2009 was $23,694, and $20,288, respectively.  Amounts include amortization expense associated with equipment under capital leases.

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2010

NOTE 4- ACCOUNTS RECEIVABLE

As of September 30, 2010, accounts receivable totaled $4,235,356

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2010, accounts payable and accrued expenses totaled $533,204.

NOTE 6 - LOAN PAYABLE - RELATED PARTIES

The Company, as of September 30, 2010, has loans due to three of its employees/shareholders in the amount of $904,325.  These loans are payable on demand and are non-interest bearing.

NOTE 7 – NOTE PAYABLE

The Company purchased 130,000,000 shares of Anywhere MD, Inc.’s stock from the majority shareholder of Anywhere MD., Inc., a discontinued operation, in exchange for a note in the amount of $875,000.  As of September 30, 2010 $509,835 was due on demand.  This note is non-interest bearing.  The holder of the Note is in default of their obligations and the Company is currently pursuing legal action to recover its costs as result of the default including monies paid out on the Note Payable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In February 2009 the company entered into a rental lease agreement for its corporate headquarters in Ronkonkoma, New York which expires on February 28, 2014.

In May 2010 the company entered into a rental lease agreement for office space in Hyderabad, India which expires on January 30, 2011.

In June 2010 the company entered into a rental lease agreement for an office space in Baltimore, Maryland which expires on September 30 2012.

Minimum annual lease commitments are as follows:
Year ended December 31,
2010                                                      $40,154
2011                                                      $101,736
2012                                                      $97,184
2013                                                      $91,880
2014                                                      $15,416
Total                                                      $346,370

MEDLINK INTERNATIONAL INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) SEPTEMBER 30, 2010

NOTE 9 - STOCKHOLDERS' EQUITY

Acquisitions
For the period ending September 30, 2010, the Company issued 400,000 and 250,000 respectively in the acquisitions of LabTestPortal.com, LLC., and Health Informatics, LLC., which were recorded at the fair value of the shares issues based on the closing market price of the common stock of $1.10 on their respective measurements dates of approximately of $440,000 and $275,000 as an increase

Share Based Consultant Services
For the period ending September 30, 2010, the Company issued 40,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $1.10 on the respective measurement date of approximately $44,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods

Preferred Stock Series A
During the period ended September 30, 2010 the company issued 501 shares of the Series A Preferred for a total capital contribution of $450,000

NOTE 9 – SUBSEQUENT EVENTS

On September 12th, the company issued a private placement memorandum.  The memorandum was placed for total gross proceeds of $1,000,000 consisting of 100 units.  Each Unit consists of (a) 15,000 Shares of Common Stock and (b) Warrants entitling the holder to purchase at any time prior to three (3) years from the initial closing, up to 6,000 Shares of Common Stock, at a price equal to $2.00 per Warrant Share and up to 6,000 Shares of Common Stock, at a price equal to $2.00 per Warrant Share, subject to customary adjustments.

The Company is offering the Units through Aegis Capital Corp., as placement agent (the “Placement Agent”) on a “best efforts” basis until all of the Units are sold (the “Maximum Offering”) or the Offering period terminates, whichever occurs first. There is a $100,000 minimum amount required to be subscribed for by Investors prior to the initial closing. The minimum investment is $30,000 (3 Units), although the Company and the Placement Agent may, in their discretion, accept subscriptions for a lesser amount. As of November 19th, 99 Units of the offering have been subscribed to by 22 various investors consisting of 1,485,000 shares of common stock, 594,000 Warrants at $1.50, and 594,000 Warrants at $2.00 for a total consideration of $990,000.00

On November 1, 2010, MedLink entered into an Asset Purchase Agreement (“Purchase Agreement”) with MedAppz, LLC., and ParaCom, LLC., the revenue cycle management division of MedAppz, LLC. to acquire substantially of the assets of MedAppz for a total consideration of $3,500,000.  The Purchase Price comprised of 1,852,120 shares of common stock, par value $0.001, of the Company, having an aggregate value of $1,640,978 (valued at a price per share equal to the average closing price of the Company’s stock on The-Over the Counter-Bulletin-Board for the ten most recent trading days preceding the closing), a $385,000  and $115,000 note with a maturity of November 15, 2010 bearing 5% per annum interest upon maturity, a $500,000 note with a maturity of December 31, 2010 bearing 10% per annum interest upon maturity, and the assumption of a certain specified liability in the amount of $859,023.  In addition, MedAppz will be entitled to receive cash earn-out payments 45 days following each of calendar quarter for a period of 3 years for gross revenues earned from seven (7) agreements acquired by the Registrant as part of the Agreement.  The earn-out percentage will be 3% for sales less than $35m, 4.5% for sales between $35m and $63m, and 6% for sales of more than $63m,  the percentages will be based on cumulative gross revenue and will be recalculated following each calendar quarter should a higher target amount be met that would increase the commission percentage.  In addition, at the closing of the Asset Sale, the Company will issue to MedAppz an option to purchase up to two-hundred thousand shares of the Registrant’s common stock at a cash purchase price of $2.00 per share.   This option will vest one year from closing and expire on the fourth anniversary of the closing.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Introduction

During the period ended September 30, 2010, MedLink continued to realize substantial growth in all aspects of its operations, as the continued national push towards the adoption of health information technology has resulted in the Company experience increase demand for its electronic health record and lab connectivity software and connectivity solutions.  During the 3rd quarter MedLink continued to add to its personnel through organic expansion with the opening a new office in Baltimore, Maryland which houses the operations for MedLink IX, the clinical integration division MedLink, led by recently appointed Chief Operating Officer, Steward Macis.  MedLink also grew through acquisition in the third quarter with the acquisition of LabTestPortal.com, a direct to consumer laboratory testing platform and through the recently announced acquisition of MedAppz, LLC. an industry leading web-based EHR provider.

MedAppz, based in Wichita, Kansas, a leading Electronic Health Record (EHR) and practice management software provider expands MedLink’s national footprint with EHR customers in 23 states while also providing revenue cycle management services to practices in five states.  The addition of MedAppz’ iSuite EHR broadens MedLink’s technology offerings, enabling MedLink to provide a cutting edge web-based solution built on the latest Microsoft .Net 4.0 platform.   MedAppz has installations across the US and offers EHR solutions for 28 medical specialties.  The MedLink EHR and MedAppz iSuite EHR, were both announced earlier in 2010 by the Center for Medicare and Medicaid Services (CMS), that the two software products were only 2 of 7 EHR’s vendors that qualified for the CMS direct EHR PQRI reporting program, which the company and many in the industry perceive to be the future foundation for ‘meaningful use’ which allows reimburses providers up to $64,000 each over a 5 year period for the adoption of ‘qualified’ EHR technology capable of reporting directly to CMS.  The list of seven over the course of the year, which required each vendor to work closely with CMS to develop and test the reporting platform, which was ultimately narrowed to only two EHR vendors that had a CMS ‘qualified’ EHR for direct reporting for 2010, which were MedLink and MedAppz.

Founded in 2003, MedAppz has focused on the smaller, clinical-based physician market, which makes up the majority of the US physician market. MedAppz iSuite technology is flexible, user friendly, affordable, and easy to implement due to its engineering as a pure web-based solution.  The iSuite solution includes EHR, practice management, e-prescribing, document management, and transcription and revenue cycle management services and is only one of five EHR vendors to be “qualified” by the Center for Medicare and Medicaid Services for direct EHR reporting. MedAppz has built diverse partnerships with healthcare and technology leaders, such as MedAssets, to market its solutions through an indirect reseller channel.  MedAppz has also established some

Contingent with the acquisition of MedAppz, Mr. Brian Lichtlin was appointed Executive Vice-President and will head the Company’s EHR division, inclusive of the revenue cycle management operations and also retained Mr. Roland Therriault who was appointed Vice President of Sales along with all of MedAppz current employee base.

In addition the Company recently appointed Mr. Steward Macis as its Chief Operating Officer.  As COO of MedLink, Mr. Macis is responsible for focusing on the establishment, optimization and strategic planning of the overall operations. Steward brings in over 15 years of leadership and management experience from the Healthcare sector. Prior to joining MedLink, Mr. Macis was the Vice President of Products and Services at Antek Healthware, a leading LIS software company, where he was instrumental in building a world class support team rated #1 in KLAS as well as winning other coveted accolades in the Healthcare IT sector while growing their market base. Steward has also started up several successful reference laboratories , a national Direct To Consumer laboratory testing site, LabTestPortal.com, and has been actively involved in the healthcare community with his many peer reviewed articles and public speaking engagements. Over the past 15 years, Steward has collaborated on projects with Siemens Clinical Diagnostics, Abbott Diagnostics, Beckman Coulter, Roche Diagnostics, LabCorp and many other fortune 500 companies in the healthcare arena. With a grounded global perspective, Steward is driven to provide innovative and practical technological solutions to the healthcare industry while supplying exceptional support services. Steward is a graduate of University of MD School of Medicine with a BS in Medical & Research Technology and a MS in Biotechnology.

As COO, Steward heads the MedLink IX division of MedLink out of its Baltimore, Maryland offices.  MedLink IX is a flexible HL7 interface engine enterprise connectivity solution that links providers and healthcare services to achieve interoperability. The IX connectivity engine can be the central hub for all of an enterprises connectivity needs and is the parent division to the following suite of MedLink product lines and offerings.

MedLink Lab - MedLink Lab is a web browser based lab ordering and results portal hosted on MedLink's virtual cloud platform. Clinical Labs, Hospitals Labs, Pathology Labs, and Radiology Centers can offer this robust product to obtain clean requisitions and dynamic reporting features. MedLink Lab is entirely web-based so physician offices can use existing hardware already in place. Results and requisitions can be easily found in the system so no more searching for missing papers. One page order entry makes creating requisitions fast and easy. ABN checking is done upfront letting the physician know before the order is placed. Result reports can easily be viewed online and stored in the patients chart for cumulative trending. Result filtering options make finding specific reports quickly.

MedLink Connect - MedLink Connect allows for current laboratory services to utilize MedLink IX to deliver laboratory results to multiple HIS, EMR as well as Health Information networks. MedLink IX will convert HL7 results from the LIS, AP, or Radiology system to the required format of the physician's EMR. Orders placed from the physician's EMR system will be picked up and delivered to the Lab so the order can be processed. MedLink Connect allows for EHR users to export to other Practice Management systems for billing purposes. MedLink Connect also interfaces the physician's Practice Management System to the MedLink Lab portal. The patient's demographic and insurance information is bridged over into the system to complete an order with the most current information. This reduces billing errors and saves process time when claims are submitted to the insurance company.

MedLink Patient Portal - MedLink Patient Portal gives hospitals and laboratories the ability for their patients to access result reports online once reviewed and released by the physician. Patients can easily review results online without having to contact their physician to get the report faxed or mailed. Results over time can be graphed or charted to view and monitor progress. MedLink Patient Portal helps cut cost for the hospital or lab on postage and paper costs.

MedLink LabTestPortal.com - LabTestPortal.com is a Direct to Consumer (DTC) laboratory testing service that allows for consumers to purchase laboratory testing without the need to visit their primary care physician. LabTestPortal.com has a vast network of physicians covering 47 states that will provide the oversight need to allow for consumers to manage their own healthcare. There are more than 2,500 phlebotomy centers across the USA to allow for easy access for sample collection. Results are ready for review within 24 hours of sample collection for your own discrete viewing. A free Personal Health Record (PHR) service is provided to all customers who purchase lab testing. Please visit www.labtestportal.com for more information.

The Company continues to experience rapid growth, and has focused on building an experienced management team to help manage the company through this exciting period in its growth.  The health information technology market continues to grow rapidly with double digit annual growth rates.  With the Company’s primary target market less than 20% penetrated, MedLink is poised for continued success and growth through the sale and maintenance of its EHR and clinical laboratory product offerings. Significant 2010 highlights to date included:

•	The acquisition of MedAppz
•	Launch of the New York Health Information Exchange
•	Selected EHR Vendor by the New York Regional Extension Center
•	Launched MedLink Lab- a clinical laboratory orders/results portal.
•	The appointment of Steward Macis as the Company’s Chief Operating Officer
•	Selection as a ‘qualified vendor by CMS’
•	Signed three regional clinical laboratory’s that will deploy the MedLink Lab Portal
•	Signed MedLink Lab Portal Licensing agreement with Laboratory Services Company that manages Hospital labs nationwide.
•	Opened new offices in Baltimore, MD and Hellertown, PA
•	Expansion of India IT Operations Center
o	Leased 7,500 square feet
o	Hired more than 20 additional IT Staff
•	Expanded MedLink Revenue Cycle Management Services
•	Executed on synergistic acquisition opportunities/

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

Contractual Obligations

We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of September 30, 2010:

Operating lease obligations	Total	Less Than 1 Year	1-3 Years
	$346,370	$40,154	$290,800

The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters.

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30 2009.

The Company's revenues from continuing operations for the period ending September 30, 2010 and 2009 were $3,452,253 and $129,543, respectively. The increase in revenue is primarily attributable to expanded sales of the MedLink TotalOffice EHR, the MedLink Lab Portal and integration fees with labs and radiology centers due to increased demand for the company’s products attributable to the more than $30 billion allocated under the HITECH act incentivizing physicians to adopt health information technology over the next 4 years.

Expenses for the period ending September 30, 2010 and 2009 were $975,049 and $117,235, respectively.  The increase in 2010 is primarily attributable to increased payroll and overhead expenses with significant increases in the Company’s personnel as compared to 2009, and the opening and staffing of new offices in Baltimore, Maryland and Hellertown, Pennsylvania.

The Company had net profit of $2,162,141 and $12,308 for the three month period ending September 30, 2010 and 2009, respectively.  The increase in profitability is primarily attributable to increase sales of the MedLink Total Office EHR, MedLink Lab Portal, and Lab and Radiology Integrations fee’s through contracts that were mostly still being negotiated in the same period a year ago.

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30 2009.

The Company's revenues from continuing operations for the period ending September 30, 2010 and 2009 were $5,656,617 and $389,514, respectively. The increase in revenue is primarily attributable to expanded sales of the MedLink TotalOffice EHR, the MedLink Lab Portal and integration fees with labs and radiology centers due to increased demand for the company’s products attributable to the more than $30 billion allocated under the HITECH act incentivizing physicians to adopt health information technology over the next 4 years.

Expenses for the period ending September 30, 2010 and 2009 were $2,313,121 and $956,346, respectively.  The increase in 2010 is primarily attributable to increased payroll and overhead expenses with significant increases in the Company’s personnel as compared to 2009, and the opening and staffing of new offices in Baltimore, Maryland and Hellertown, Pennsylvania.

The Company had net profit/(loss) of $2,162,141 and ($570,328) for the nine month period ending September 30, 2010 and 2009, respectively.  The increase in profitability is primarily attributable to increase sales of the MedLink Total Office EHR, MedLink Lab Portal, and Lab and Radiology Integrations fee’s through contracts that were mostly still being negotiated in the same period a year ago.

Liquidity and Capital Resources

At September 30, 2010, the Company had a working capital balance of $2,012,174. While the Company believes that continued revenues that will be earned from the sales of the MedLink EHR, MedLink Lab Portal, and related integration fees from labs and imaging centers as well as recurring revenue from the maintenance and support of its applications will be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors.

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

Goodwill

ASC Topic 350, formerly SFAS No. 142, “Goodwill and Other Intangible Assets,” classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our acquired technology and other intangible assets determined to have definite lives are amortized over their useful lives. In accordance with ASC Topic 350, if conditions exist that indicate the carrying value may not be recoverable; we review such intangible assets with definite lives for impairment. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Goodwill is not amortized. We perform tests for impairment of goodwill annually, or more frequently if events or circumstances indicate it might be impaired. We have only one reporting unit for which all goodwill is assigned. Impairment tests for goodwill include comparing the fair value of the company compared to the comparable carrying value, including goodwill.

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

Accounting for Stock-Based Compensation

ASC Topic 715, formerly SFAS 123 (“SFAS 123(R)”) requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  In 2010, the Company used the black-scholes option pricing model for estimating the fair value of the options granted under the company’s incentive plan.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2010, the Company issued 501 shares of the Company’s Class A series preferred to one accredited investor for a total contribution of $225,600.  The Company will use the net proceeds for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

No.	Description of Exhibit
31.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 22, 2010.*
31.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 22, 2010.*
32.1	Certification of MedLink International, Inc. Chief Executive Officer, Ray Vuono, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 22, 2010.*
32.2	Certification of MedLink International, Inc. Principal Financial Officer, James Rose, required by Rule 13a-14(a) or Rule 15d-14(a), dated November 22, 2010.*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLINK INTERNATIONAL, INC.

Date: November 22, 2010

By:  /s/ James Rose
James Rose
Chief Financial Officer