Form 10-K
period 2010-12-31
MEDLINK INTERNATIONAL, INC.
filed 2011-04-25
CIK 225501

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

MedLink International, Inc. revenues from continuing operations for the fiscal year ended December 31, 2010 were $5,997,450

The aggregate market value of the voting and non-voting equity held by non-affiliates as of March 31, 2011 based upon the closing price of the Common Stock on the OTCQB for such date was $43,077,853 as of March 31, 2011.  There were a total of approximately 22,421,138 shares held by non-affiliates as of such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Class	Shares Outstanding as of December 31, 2010
Class A Common Stock, $0.001 par value	42,233,190
Class B Common Stock, $0.001 par value	5,361,876

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2010

April 15, 2011

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

PART I

Item 1.                      Business

Business Overview

MedLink is a leading healthcare information technology company focused on clinical, information and connectivity solutions that are focused on improving the quality and efficiency of care.    MedLink sells and supports various clinical software applications for physician practices, laboratories, and other healthcare organizations including MedLink’s flagship ambulatory iSuite EHR.  MedLink’s iSuite EHR is a 2011/2012 compliant Complete EHR technology, achieving 5 star usability rating, and has been certified by the Certification Commission for Healthcare Information Technology (“CCHIT”), in accordance with the applicable ONC-ATCB certification criteria.  MedLink’s iSuite EHR is priced below competing products with similar comprehensive services and is only one of four EHR’s to be “Qualified” by CMS for direct reporting.  MedLink also provide various clinical software applications for physician practices, hospitals and laboratories and radiology centers, including practice management, revenue cycle management services, electronic prescribing (e-prescribing), document management, interfacing, and a variety of lab outreach solutions for laboratories and hospitals. We also offer a broad range of services, including integration and interfacing services of 3rd party lab and hospitals systems, implementation and training, revenue cycle management services, and support and maintenance.

We are driven by our vision of creating a national, paperless, healthcare hub, combining the wisdom of healthcare professionals and the latest in integrated technology to provide solutions for the current and future challenges facing the healthcare industry.   MedLink’s business strategy is to build critical mass and develop a national presence among small to medium sized physician practices by increasing market penetration of the MedLink iSuite EHR, through direct sales and strategic alliances.  The small physician practice market segment remains largely un-penetrated for EHRs, with less than 20% of practices in the market having yet to adopt EHR technology. With more than $30 billion in federal incentives and mandates to adopt by 2014, more than 160,000 practices in MedLink key demographic market are expected to adopt EHR in the next 3 years.   As part of its growth strategy, MedLink is working with a number of Regional Health Information Networks (“RHIOs”) and is partnering with radiology centers, laboratories and hospital that subsidize the overall cost of the MedLink iSuite EHR up to 85% for qualifying practices.  MedLink’s strategic partnerships and growing network of value added resellers and channel partners provides a framework for physician adoption and a captive audience to target a focused sales and marketing plan.

OUR SOLUTIONS

MedLink has designed a product offering that encompasses innovative thinking with practical solutions. MedLink’s suite of healthcare offerings range from EHR, revenue cycle management, hospital and laboratory outreach, interoperability and connectivity solutions, and a Health Information Network platform.

MedLink iSuite EHR

iSuite is an integrated solution designed to enhance physician productivity while combining both EHR and practice management into one unified database. iSuite automates the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others.  iSuite was designed specifically for the small to medium sized specialty and multi-specialty practices, allowing physicians to improve the way they capture, manage, exchange and store patient information.  ISuite also provides a practice management system that streamlines administrative aspects of physician practices, such as patient scheduling, electronic remittances, electronic claims submission, claims management, appointment reminders, electronic statement production and reporting.

This iSuite EHR 4.0 is 2011/2012 compliant and has been certified by the CCHIT®, an ONC-ATCB, in accordance with the applicable certification criteria for eligible providers adopted by the Secretary of Health and Human Services.  iSuite EHR 4.0 is also a CCHIT Certified® 2011 Ambulatory EHR that not only meets the currently established requirements for ARRA IFR Stage1 but also CCHIT's rigorous standards. During the inspection process, iSuite 4.0 EHR received a 5 star usability rating out of 5 stars. This rating further demonstrates the ease of use that our customers have become accustomed to.

By providing iSuite as a cloud based application available on-demand over the Internet using a web browser we believe that we have significantly increased the ease of adoption of our solutions. This capability is especially important for physicians in independent practice and small groups who make up nearly half the U.S. physician population that lack the IT resources and know-how to manage an on-premise software application.   Physicians can instantly access our web-based clinical solutions from a variety of locations, such as exam rooms, at the hospital or even remotely from some smart phones.  Our solutions run on tablet PCs, a wide variety of smartphones, desktop workstations and other wireless devices, as well as over the Internet in a hosted or “cloud” secure environment.

MedLink IX

MedLink IX (Information eXchange) is an enterprise connectivity solution that links providers and healthcare services to achieve interoperability, deployed in commercial and hospital laboratories as an interoperability solution to connect the laboratory and hospital information systems with disparate systems.  MedLink IX is a flexible HL7 interface engine and gives commercial labs and hospitals a low cost, user-friendly, cloud-based solution  that acts as a central hub for hospitals and clinical labs to deploy and manage the sharing of clinical information across the care continuum.  IX eliminates the burden on hospital and lab IT staff to build and maintain multiple interfaces, and provides an advanced interoperability foundation allowing healthcare facilities to support physicians with the interoperability and connectivity requirements of the HITECH Act and the meaningful use of health information technology.  MedLink IX enables the bi-directional sharing of clinical information such as lab results, radiology reports, and discharge summaries allowing for providers to make real time informed decisions at the point of care.  Deployed as a web based solution, MedLink IX takes a hub and spoke approach to allow for the rapid deployment and on demand scalability required to meet the increasing interoperability demands of physicians while maintaining current IT infrastructure and all but eliminating costly and labor intensive point-to-point interfaces, and technical support demands.

MedLink Lab

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

SALES AND MARKETING

We have developed sales and marketing capabilities aimed at expanding our network of physician clients. We expect to expand our network by selling our services to new clients and leveraging strategic partnerships to market our products and services to their client base. We have a direct sales force, which we augment through our channel partners and marketing initiatives.

Marketing Initiatives

 Our marketing initiatives are generally targeted towards specific segments of the physician practice market. These marketing programs primarily consist of: traditional print advertising; search advertising and other Internet-focused awareness; campaigns to engage hospitals in discussions about their approach to the affiliated physician market; participation in industry-focused trade shows; targeted mail, e-mail, and phone calls to physician practices.

Direct Sales

We sell our services primarily through our direct sales force. Our sales force is supported by personnel in our marketing organization, who provide specialized support for demonstration and sales support. Due to our ongoing service relationship with clients, we conduct a consultative sales process. This process includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services.

Channel Partners

In addition to our direct sales force, we maintain business relationships with third parties that promote or support our sales or services within specific industries or geographic regions. In most cases, these relationships are generally agreements that compensate channel partners for providing us sales, and vary based on the specific relationship with channel partners from providing the Company introductions to other Channel Partners that have fully established sales, implementation and support infrastructure to support their respective clients white labeling the MedLink iSuite EHR.  The involvement of channel partners in the sales process varies from providing us with leads that we use to develop new business through our direct sales force to other channel partners that act as an independent sales representative.  Our channel relationships include Revenue Cycle Management companies, clinical laboratories, Imaging Centers, healthcare product distribution companies, consulting firms, group purchasing organizations, and regional health information organizations (RHIO’s).

HEALTHCARE INFORMATION TECHNOLOGY MARKET

The market demand for EHRs has never been more promising given the number of government initiatives to promote adoption of EHRs by healthcare providers.  President Obama considers healthcare information technology as a key piece of his plan to fix the nation’s ailing healthcare system.  Our solutions play an important role in improving safety, efficiency and cost and are therefore usually ranked high against competing priorities. Most of our clients also believe they must invest in IT to meet current and future regulatory, compliance and government reimbursement models.  Recent and existing government programs provide funds that represent significant income opportunities for existing EHR users and new EHR adopters.

While healthcare is not immune to recent economic turbulence, we believe it is more resilient than most segments of the economy and fundamental drivers for healthcare IT demand and adoption remain intact. A positive factor for U.S. healthcare is the fact that the Obama Administration is pursuing broad healthcare reform aimed at improving issues surrounding healthcare. The American Recovery and Reinvestment Act (“ARRA”), which became law on February 17, 2009, includes more than $20 billion to help healthcare organizations modernize operations through the acquisition of health care information technology. The Certification Commission for Health Information Technology (“CCHIT®”), a non-profit organization recognized by the Office of the National Coordinator for Health Information Technology as an approved Authorized Testing and Certification Body, announced that our EHR solution was certified as a Complete EHR and 2011/2012 compliant in January of 2011, which comes off the heels of the Stage 1 Meaningful Use definition criteria under the ARRA. With the lifting of the many Meaningful Use definition uncertainties, which has impacted software revenue, we believe we are well positioned to aid physicians and hospitals with their EHR decisions as they prepare to make incentive-based purchases.

We believe there are several factors that are favorable for the HIT industry over the next decade as HIT solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. Most United States healthcare providers also recognize that they must invest in HIT to meet regulatory, compliance and government reimbursement requirements and incentive opportunities.  In addition, with the Centers for Medicare and Medicaid Services estimating United States healthcare spending at $2.6 trillion or 17.5 percent of 2010 Gross Domestic Product, politicians and policymakers agree that the growing cost of our healthcare system is unsustainable.  Leaders of both political parties recognize that the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs.  This belief is supported by a study by RAND Corp., which estimated that the widespread adoption of HIT in the United States could cut healthcare costs by $162 billion annually.

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

MedLink believes that it offers as comprehensive of an EHR application as its competitors, and in many cases at a fraction of the cost.  MedLink’s EHR is built on cutting edge technology platform that was built specifically for the small to medium sized physician market.  In reaction to the 2004 government mandate for physicians to adopt EHR in the next 10 years, many of the current industry leaders quickly scrambled to adapt their legacy hospital information systems (that in many cases were developed almost 30 years ago), to address the physician practice EHR market.  Although this strategy provided for a rapid deployment to market of an EHR solution, the legacy systems originally built to provide for large hospital organizations rely on costly software and database licenses and are far too complex for the physician practice market, creating significant implementation and lengthy training challenges and fees.  As a result, these solutions are far too costly and are primarily marketed to the larger Physician Practice groups.

Competition
The market for Ambulatory EHR solutions and services is competitive, however, is limited with few Vendors that offer a full solution that will meet the clinical, financial, interoperability and adhere to the federal incentive requirements. The market for our products and services is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical, and marketing resources than us. We compete on the basis of several factors, including: breadth and depth of services, reputation, reliability, accuracy and security, client service, price, and industry expertise and experience.
We believe that we compete favorably with our competitors on the basis of these factors. However, many of our competitors and potential competitors have significantly greater financial, technological, and other resources and name recognition than we do, as well as more established distribution networks and relationships with healthcare providers. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources than we can in research and development, strategic acquisitions, sales and marketing, and patent prosecution and litigation and to finance capital equipment acquisitions for their customers.
Software and service companies that sell practice management and EHR software services include GE Healthcare; Sage Software Healthcare, Inc.; Allscripts-Misys Healthcare Solutions, Inc.; Athena Health, Inc.; eClinicalWorks, LLC; and Quality Systems, Inc. As a service company that provides medical billing revenue cycle management services, we also compete against regional billing companies.

MARKET DRIVERS

Economic Stimulus Package Provides Incentives for Physicians to Adopt EHRs

MedLink’s iSuite EHR is well-positioned to be a beneficiary of the recently enacted stimulus bill, the American Recovery and Reinvestment Act of 2009 (“ARRA”), which provides incentives for office-based physicians and other providers to adopt electronic health records.  Physicians can qualify under either the Medicare or Medicaid provision of ARRA.  CMS Incentives: Beginning in 2011, office-based physicians who are “meaningful users” of certified EHRs are entitled to receive $44,000 to $65,000 over 5 years, from 2011 to 2015.  To be eligible under this provision, office-based physicians must demonstrate “meaningful use” of a “qualified” EHR by reporting quality measure reports to CMS.

Office-based physicians who do not adopt EHR technology by 2015 will be penalized by seeing their Medicare payments reduced by 1% in 2015, 2% in 2016, and 3% in 2017 and beyond.  In 2018 and beyond, the HHS Secretary may decrease one additional percentage point per year (maximum of 5%) contingent upon the levels of overall EHR adoption in the market.

Pay for Performance

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

FUTURE CAPITAL REQUIREMENTS

On November 26, 2010, MedLink and several institutional investors entered into a Subscription Agreement, pursuant to which Investors purchased from the Company a senior secured convertible debenture, in the principal amount of $1,250,000 with an original issue discount of 10% to the principal amount (“Debenture”).  The Debenture bears interest at a rate of 10% per annum and is convertible into shares of the Company’s class A common stock at any time commencing nine months from the date of the Debenture at a conversion price of $0.83 per shares, subject to adjustment.  The Debenture is due and payable on May 26, 2012.   The net proceeds were used by MedLink to finance a portion of the MedAppz Asset Purchase and to finance general working capital needs.

The obligations of MedLink under the Debenture are secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property) of the Company until such time as the Debentures are repaid or converted in full.

The Debenture will mature with 1/18 monthly installments of $69,444.44 commencing on September 1, 2011, and quarterly interest payments commencing on March 1, 2011, with the  remaining principal balance and interest be due and payable on May 26, 2012.

Quarterly Interest Payments	Quarterly Interest Amount
March 1, 2011	$33,218.86
June 1, 2011	$31,164.09
September 1, 2011	$31,164.09
December 1, 2011	$30,821.63
March 1, 2012	$30,821.63
May 26, 2012	$28,766.85
Total Interest Payments	$185,957.14

Subject to certain exceptions, the Convertible Debt Agreement allows MedLink to voluntarily prepay outstanding Notes, in whole or in part, at MedLink’s option at any time upon prior notice. The facilities also contain certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

 We believe that our future cash flows will provide adequate resources to fund ongoing operating cash requirements for the next twelve months, funding interest and principal payments on our debt instruments obligations, contractual obligations, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contractual Obligations
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

Convertible Debt Obligations
Payment Due Date	Interest Payment	Principal Payment
3/1/2011	$33,218.86
6/1/2011	$31,164.09
9/1/2011	$31,164.09	$69,444.44
10/1/2011		$69,444.44
11/1/2011		$69,444.44
12/1/2011	$30,821.63	$69,444.44
1/1/2012		$69,444.44
2/1/2012		$69,444.44
3/1/2012	$30,821.63	$69,444.44
4/1/2012		$69,444.44
5/1/2012		$69,444.44
5/24/2012	$28,766.85	625,000.00
2011 Total	$126,368.66	$277,778.78
2012 Total	$59,588.48	$972,222.22
Total	$185,957.14	$1,250,000

Operating Leases
We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2010:

		Less than
	Total	1 year	1-3 years
Operating lease obligations	$651,608	$145,697	$474,118

The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters and our Naples, Florida and Hyderabad, India locations.

Off-Balance Sheet Arrangements

As of December 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Customer Dependence

MedLink believes that its future success will be dependent on it developing strategic relationships with established healthcare organizations and leveraging their existing footprint of clients and marketing initiatives.  Without these relationships, MedLink’s business is unlikely to succeed.

Intellectual Property

We use trademarks, trade names and service marks for healthcare information services and technology solutions, including: MedLink iSuite EHR, MedLink EHR, MedLink IX.  We also use other registered and unregistered trademarks and service marks for our various services. We have registered the domain names that either are or may be relevant to conducting our business, including:

www.medlinkus.com	www.isuiteehr.com	www.medlinkpacs.com	www.medappz.com
www.medlinkvpn.com	www.medlinkix.com	www.medlinkphr.com	www.medlinktv.com
www.krad.com	www.mymedlinkchart.com	www.petmedchart.com	www.medlinkchart.com

We also rely on a variety of intellectual property rights that we license from third parties, including various software and healthcare content used in our services.  We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business.  We generally enter into confidentiality agreements with our employees, consultants, vendors and customers.  We also seek to control access to and distribution of our technology, documentation and other proprietary information.  The steps we have taken to protect our copyrights, trademarks, service marks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property.  If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations.

Research & Development

MedLink in 2010 committed heavily towards research and development, the majority of which was spent on development of MedLink IX, MedLink Lab and the continued development of MedLink’s ambulatory EHR applications.  The Company intends to increase its research and development activities in 2011 to continue enhancements on the MedLink EHR to keep up with the ever changing HIT market by expanding its R&D in Hyderabad, India.

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

Item 1A.                      Risk Factors
Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations, and financial condition.

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

We may incur substantial costs related to product-related liabilities.

Many of our software solutions, healthcare devices or services are intended for use in collecting, storing and displaying clinical and healthcare-related information used in the diagnosis and treatment of patients and in related healthcare settings such as admissions, billing, etc. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract, such as a claim directly by a patient. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management’s attention from operations, result in significant revenues loss, create potential liabilities for our clients and us and increase insurance and other operational costs.

We may be subject to claims for system errors and warranties.

Our software solutions and healthcare devices are very complex and may contain design, coding or other errors, especially when first introduced. It is not uncommon for HCIT providers to discover errors in software solutions and/or healthcare devices after their introduction. Our software solutions and healthcare devices are intended for use in collecting, storing, and displaying clinical and healthcare-related information used in the diagnosis and treatment of patients and in related healthcare settings such as admissions, billing, etc. Therefore, users of our software solutions and healthcare devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. Should a client’s software solution and/or healthcare device fail to meet these warranties or lead to faulty clinical decisions or injury to patients, it could i) constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund and/or damages, or might require us to incur additional expense in order to make the software solution or healthcare device meet these criteria or ii) subject us to claims or litigation by our clients or clinicians or directly by the patient. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

We may experience interruption at our data centers or client support facilities.

We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. We have invested in reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical (such as multiple overlapping security applications and countermeasures) and physical security safeguards, and structured our operations to reduce the likelihood of disruptions. Periodic risk assessments are conducted to ensure additional risks are identified and appropriately mitigated. However, complete failure of all local public power and backup generators, impairment of all telecommunications lines, a “concerted denial of service cyber-attack”, damage (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the client data contained therein and/or the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others.

We rely upon a combination of license agreements, confidentiality policies and procedures, employee nondisclosure agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality, exclusivity and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the United States and abroad.  Patents do not provide comprehensive protection for the wide range of solutions and services offered by us. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against theft, copying, reverse-engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property.

If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license and/or cease using, selling, offering for sale, licensing, importing, implementing and supporting the solutions, devices and services that violate the intellectual property rights.

If our content and service providers fail to perform adequately, or to comply with laws, regulations or contractual covenants, our reputation and our business, financial condition and results of operations could be adversely affected.

We depend on independent content and service providers for communications and information services and for many of the benefits we provide through our software applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews, the routing of transaction data to third-party payers and the hosting of our applications. Our ability to rely on these services could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect our relationships with our customers and damage our reputation. This would adversely affect our business, financial condition and results of operations. In addition, we may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.

We also rely on independent content providers for the majority of the clinical, educational and other healthcare information that we provide. In addition, we depend on our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving healthcare industry trends. If these parties fail to develop and maintain high quality, attractive content, the value of our brand and our business, financial condition and results of operations could be impaired.

We may be liable for use of content we provide.

We provide content for use by healthcare providers in treating patients. Third-party contractors provide us with most of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

If our security is breached, we could be subject to liability, and customers could be deterred from using our services.

Our business relies on electronic transmission of confidential patient and other information. We believe that any well-publicized compromise of our network security or a misappropriation of patient information or other data would adversely affect our reputation and would require us to devote significant financial and other resources to alleviate such problems. In addition, our existing or potential customers could be deterred from using our products and services, and we could be subject to liability and regulatory action. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information, such as patient records or credit information.

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

RISKS RELATED TO SALES AND IMPLEMENTATION OF OUR SOFTWARE

If physicians do not accept our products and services, or delay in deciding whether to purchase our products and services, our business, financial condition and results of operations will be adversely affected.

Our business model depends on our ability to sell our products and services. Acceptance of our products and services requires physicians to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot assure you that physicians and hospitals will integrate our products and services into their workflow or, that participants in the healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products and services by physicians and other healthcare industry participants or if we fail to position our services as a preferred method, our business, financial condition and results of operations will be adversely affected.

We may not see the benefits of government programs initiated to accelerate the adoption and utilization of health information technology and to counter the effects of the current economic situation.

While government programs have been initiated to improve the efficiency and quality of the healthcare sector and also counter the effects of the current economic situation, including expenditures to stimulate business and accelerate the adoption and utilization of health care technology, we cannot assure you that we will receive any of those funds. For example, the passage of the Health Information Technology for Economic and Clinical Health Act, or HITECH, under the American Recovery and Reinvestment Act of 2009 (ARRA) authorizes what is expected to be up to almost $30 billion in expenditures, including discretionary funding, to further adoption of electronic health records. Although we believe that our service offerings will meet the requirements of the HITECH Act in order for our clients to qualify for financial incentives for implementing and using our services, there can be no certainty that any of the planned financial incentives, if made, will be made in regard to our services. We also cannot predict the speed at which physicians will adopt electronic health record systems in response to such government incentives, whether physicians will select our products and services or whether physicians will implement an electronic health record system at all. Any delay in the purchase and implementation of electronic health records systems by physicians in response to government programs, or the failure of physicians to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that Congress will repeal or not fund HITECH or otherwise amend it in a manner that would be unfavorable to our business.

Our failure to compete successfully could cause our revenue or market share to decline.

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by the Stimulus and consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of several factors, including: breadth and depth of services; reputation; reliability, accuracy and security; client service; price; and industry expertise and experience.

Our principal existing competitors in the physician healthcare information systems and services market include AllScripts Healthcare Solutions, Athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Emdeon Business Services LLC, Epic Systems Corporation, General Electric Company, McKesson Corporation, Quality Systems, Inc., and Sage Software, Inc.

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

The market for our services is relatively immature and volatile, and if it does not develop further or if it develops more slowly than we expect, the growth of our business will be harmed.

            The market for is still relatively new and narrowly based, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand business services in general, and for their revenue, clinical and patient cycles in particular. Many enterprises have invested substantial personnel and financial resources to integrate established enterprise software into their businesses, and therefore may be reluctant or unwilling to switch to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services, because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would significantly adversely affect our operating results. In addition, as a relatively new company in the healthcare business services market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition, or results of operations.

If we do not continue to innovate and provide services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

            Our success depends on providing services that the medical community uses to improve business performance and quality of service to patients. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new high-quality services that clients will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our services on a timely basis, we may lose clients. Our operating results would also suffer if our innovations are not responsive to the needs of our clients, are not appropriately timed with market opportunity, or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar to or better than those generated by our services. This may force us to compete on additional service attributes and to expend significant resources in order to remain competitive.

As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.

            The sales cycle for our services can be variable, typically ranging from one to four months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from two to five months from contract execution to completion of implementation. Some of our new-client set-up projects are complex and require a lengthy delay and significant implementation work. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. In some cases, especially those involving larger clients, the sales cycle and the implementation cycle may exceed the typical ranges by substantial margins. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services, but accounting principles require us to defer revenue until the service has been implemented, at which time we begin recognition of implementation revenue over an expected attribution period of the longer of the estimated expected customer life, currently twelve years, or the contract term. This could harm our future operating results.

After a client contract is signed, we provide an implementation process for the client during which appropriate connections and registrations are established and checked, data is loaded into our system, data tables are set up, and practice personnel are given initial training. The length and details of this implementation process vary widely from client to client. Typically, implementation of larger clients takes longer than implementation for smaller clients. Implementation for a given client may be cancelled. Our contracts typically provide that they can be terminated for any reason or for no reason in 90 days. Despite the fact that we typically require a deposit in advance of implementation, some clients have cancelled before our services have been started. In addition, implementation may be delayed or the target dates for completion may be extended into the future for a variety of reasons, including the needs and requirements of the client, delays with payer processing, and the volume and complexity of the implementations awaiting our work. If implementation periods are extended, our provision of the revenue cycle, clinical cycle, or patient cycle services upon which we realize most of our revenues will be delayed, and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort, and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.

            These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any period in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

It is difficult to predict the sales cycle and implementation schedule for our software solutions.

The duration of the sales cycle and implementation schedule for our software solutions depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, which is difficult to predict. Our sales and marketing efforts with respect to hospitals and large health organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease, which could harm our business, financial condition and results of operations. If customers take longer than we expect to implement our solutions, our recognition of related revenue would be delayed, which would adversely affect our business, financial condition and results of operations.

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

In any financial reporting period, the periodic software revenues include traditional license fees associated with sales made in the financial reporting period, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with existing client relationships. Although these periodic software revenues represent a relatively small portion of our overall revenue in any period, they generally have high margins, and are therefore an important element of our earnings in any period. These periodic revenues can fluctuate because economic conditions, market factors, client-specific situations, and other issues can result in significant variations in the type and magnitude of sales and other contract and client activity in any period. These variations make it difficult to predict the nature and amount of these periodic revenues. We believe economic conditions, and resulting cash conservation by clients, adversely affected our periodic software revenues in 2010, and if these conditions and client reactions continue in 2011, or if for other reasons periodic software revenues in any period decline from prior periods or fall short of our expectations, our earnings will be adversely affected.

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

RISKS RELATED TO THE HEALTHCARE IT INDUSTRY AND MARKET

The Healthcare Industry is subject to changing political, economic and regulatory influences.

For example, the Health Insurance Portability and Accountability Act of 1996 (as modified by The Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009) (HIPAA) continues to have a direct impact on the healthcare industry by requiring national provider identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of healthcare organizations.

Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our solutions and services. As the healthcare industry consolidates, our client base could be eroded, competition for clients could become more intense and the importance of landing new client relationships becomes greater.

In 2010, the Patient Protection and Affordable Care Act became law. This comprehensive healthcare reform legislation included provisions to control healthcare costs, improve healthcare quality, and expand access to affordable health insurance. This healthcare reform legislation could include changes in Medicare and Medicaid payment policies and other healthcare delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because the administrative rules implementing healthcare reform under the legislation have not yet been finalized, the impact of the healthcare reform legislation on our business is unknown, but there can be no assurances that healthcare reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

If the electronic healthcare information market fails to develop as quickly as expected, our business, financial condition and results of operations will be adversely affected.

The electronic healthcare information market is in the early stages of development and is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market, especially in response to recent government subsidies. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot assure you that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business, financial condition and results of operations will be adversely affected.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses.

Changes in interoperability standards applicable to our software could require us to incur substantial additional development costs.

Our clients and the industry leaders enacting regulatory requirements are concerned with and often require that our software solutions and healthcare devices be interoperable with other third party health IT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs. The CCHIT has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the health IT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to certify such technology. We will incur increased development costs in delivering solutions if we need to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards, and delays may result in connection therewith. If our software solutions and healthcare devices are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions and healthcare devices, although we do not expect such costs to be significant in relation to the overall development costs for our solutions.

HITECH is resulting in new business imperatives, and failure to provide our clients with health information technology systems that are “certified” under HITECH could result in breach of some client obligations and put us at a competitive disadvantage.

HITECH, which is part of ARRA, provides financial incentives for hospitals and doctors that demonstrate that they are “meaningful electronic health record users,” and mandates use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of the Department of Health and Human Services. HITECH also imposes certain requirements upon governmental agencies to use, and requires health care providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. HITECH can adversely affect our business in at least three ways. First, we have invested and continue to invest in conforming our applicable clinical software to these standards and further significant investment will be required as certification standards evolve (the full Stage 2 requirements, for instance, are still in their early stages). Second, recently signed customers and new client prospects are requiring us to agree that our software will be certified according to applicable HITECH technical standards so that, assuming clients properly use the electronic health record software and satisfy the “meaningful use” and other requirements of HITECH, they will qualify for available incentive payments. We plan to meet these requirements as part of our normal software maintenance obligations, and failure to comply could result in costly contract breach and jeopardize our relationships with clients who are relying upon us to provide certified software. Third, if for some reason we are not able to comply with these HITECH standards in a timely fashion after their issuance, our offerings will be at a severe competitive disadvantage in the market to the offerings of other electronic health record vendors who have complied.

We are subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that, in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability under the theory that we had assisted our customers in a violation of healthcare laws or regulations. Because our business relationships with physicians are unique and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals, and laws related to distribution and marketing, including off-label promotion of prescription drugs that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

Healthcare Fraud

 Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Our healthcare provider clients are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us; including those relating to marketing incentives offered in connection with medical device sales, is vague or indefinite and has not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition.

E-Prescribing

The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by federal and state laws. States have differing prescription format requirements, which we have programmed into our solutions. In addition, in November 2005, the Department of Health and Human Services announced regulations by Centers for Medicare and Medicaid Services (CMS) related to “E-Prescribing and the Prescription Drug Program” (E-Prescribing Regulations). These E-Prescribing Regulations were mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The E-Prescribing Regulations set forth standards for the transmission of electronic prescriptions. These standards are detailed and significant, and cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility, benefits inquiries, drug formulary and benefit coverage information. Our efforts to provide solutions that enable our clients to comply with these regulations could be time-consuming and expensive.

Claims Transmissions

Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients’ payers for approval and reimbursement, which claims are governed by federal and state laws. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete transmission of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any investigation or proceeding related to these laws may have a material adverse impact on our results of operations.

Patient Information

As part of the operation of our business, our customers provide to us patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the Transaction Standards); the “Security Standards” (the Security Standards); and the “Standards for Privacy of Individually Identifiable Health Information” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security for certain patient identifiable health information (called Protected Health Information). The Privacy Standards grant a number of rights to individuals as to their Protected Health Information and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as “health plans,” “health care providers, “and “health care clearinghouses.” We have reviewed our activities and believe that we are a Covered Entity to the extent that we maintain a “group health plan” for the benefit of our employees. We have taken steps we believe to be appropriate and required to bring our group health plan into compliance with HIPAA and HITECH. For our operating functions, we believe that we are a hybrid entity, with both covered and non-covered functions under HIPAA. In addition, certain provisions of the Privacy and Security Standards apply to third parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called “Business Associates.” Covered Entities must have a written “Business Associate Agreement” with such third parties, containing specified written satisfactory assurances, consistent with the Privacy and Security Standards and HITECH and its implementing regulations, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations. Most of our customers are Covered Entities, and we function in many of our relationships as a Business Associate of those customers. We would face liability under our Business Associate Agreements and HIPAA and HITECH if we do not comply with our Business Associate obligations and applicable provisions of the Privacy and Security Standards and HITECH and its implementing regulations. The penalties for a violation of HIPAA or HITECH are significant and could have an adverse impact upon our business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier, or NPI, for use in filing and processing health care claims and other transactions. Subject to the discussion set forth above, we believe that the principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities, with the exception of small health plans (as that term is defined by the Privacy Standards), were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which was May 23, 2007, for all but small health plans, and May 23, 2008 for small health plans. We have policies and procedures that we believe comply with federal and state confidentiality requirements for the handling of Protected Health Information that we receive and with our obligations under Business Associate Agreements. In particular, we believe that our systems and products are capable of being used by or for our customers in compliance with the Transaction Standards and Security Standards and are capable of being used by or for our customers in compliance with the NPI requirements. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, we could be subject to civil and/or criminal liability, fines and lawsuits, termination of our customer contracts or our operations could be shut down. Moreover, because all HIPAA Standards and HITECH implementing regulations and guidance are subject to change or interpretation, we cannot predict the full future impact of HIPAA or HITECH on our business and operations. In the event that the HIPAA or HITECH standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and HITECH and may impose independent obligations upon our customers or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

Evolving HIPAA and HITECH

Related laws or regulations and regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our solutions and devices to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to breach of contract claims (although we contractually limit liability, when possible and where permitted), fines and penalties.

Interoperability Standards

Our clients are concerned with and often require that our software solutions and healthcare devices be interoperable with other third party HIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Certification Commission for Healthcare Information Technology (CCHIT) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HIT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. Additionally, various federal, state and non-U.S. government agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, ARRA requires “meaningful use of certified electronic health record technology” by healthcare providers in order to receive incentive payments. Regulations have been issued that identify initial standards and implementation specifications and establish the certification standards for qualifying electronic health record technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions have been certified as meeting the initial standards for certified health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our solutions. If our software solutions and healthcare devices are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions and healthcare devices, although we do not expect such costs to be significant in relation to the overall development costs for our solutions.

Anti-Referral Laws

There are federal and state laws that forbid payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals and/or entities that have various financial, ownership, or other business relationships with health care providers. In many cases, billing for care arising from such actions is illegal. These vary widely from state to state, and one of the federal laws — called the Stark Law — is very complex in its application. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

Corporate Practice of Medicine Laws and Fee-Splitting Laws

Many states have laws forbidding physicians from practicing medicine in partnership with non-physicians, such as business corporations. In some states, including New York, these take the form of laws or regulations forbidding splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician clients on the basis of a percentage of collections or charges. We have varied our charge structure in some states to comply with these laws, which may make our services less desirable to potential clients. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

Anti-Assignment Laws

There are federal and state laws that prohibit or limit assignment of claims for reimbursement from government-funded programs. In some cases, these laws have been interpreted in regulations or policy statements to limit the manner in which business service companies may handle checks or other payments for such claims and to limit or prevent such companies from charging their physician clients on the basis of a percentage of collections or charges. Any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

Claims Transmission Laws

Our services include the manual and electronic transmission of our client’s claims for reimbursement from payers. Federal and various state laws provide for civil and criminal penalties for any person who submits, or causes to be submitted, a claim to any payer (including, without limitation, Medicare, Medicaid, and any private health plans and managed care plans) that is false or that overbills or bills for items that have not been provided to the patient. Although we do not determine what is billed to a payer, to the extent that such laws apply to a service that merely transmits claims on behalf of others, we could be subject to the same civil and criminal penalties as our clients.

Prompt Pay Laws

Laws in many states govern prompt payment obligations for healthcare services. These laws generally define claims payment processes and set specific time frames for submission, payment, and appeal steps. They frequently also define and require clean claims. Failure to meet these requirements and timeframes may result in rejection or delay of claims. Failure of our services to comply may adversely affect our business results and give rise to liability claims by clients.

Medical Device Laws

The U.S. Food and Drug Administration (FDA) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a provider of application functionality., could be required, depending on the functionality, to: register and list our products with the FDA; notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our functionality; or obtain FDA approval by demonstrating safety and effectiveness before marketing our functionality.  The FDA can impose extensive requirements governing pre- and post-market conditions such as service investigation and others relating to approval, labeling, and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

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

Potential healthcare reform and new regulatory requirements placed on our software, services, and content could impose increased costs on us, delay or prevent our introduction of new services types, and impair the function or value of our existing service types.

Our services may be significantly impacted by healthcare reform initiatives and are subject to increasing regulatory requirements, either of which could affect our business in a multitude of ways. If substantive healthcare reform or applicable regulatory requirements are adopted, we may have to change or adapt our services and software to comply. Reform or changing regulatory requirements may render our services obsolete or may block us from accomplishing our work or from developing new services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop services or software. It may also make introduction of new service types more costly or more time consuming than we currently anticipate. Such changes may even prevent introduction by us of new services or make the continuation of our existing services unprofitable or impossible.

Potential additional regulation of the disclosure of health information outside the United States may adversely affect our operations and may increase our costs.

            Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission, and other disclosures of health information. Legislation has been proposed at various times at both the federal and the state level that would limit, forbid, or regulate the use or transmission of medical information outside of the United States. Such legislation, if adopted, may render our use of our off-shore partners, such as our data-entry and customer service providers for work related to such data impracticable or substantially more expensive. Alternative processing of such information within the United States may involve substantial delay in implementation and increased cost.

Changes in the healthcare industry could affect the demand for our services, cause our existing contracts to terminate, and negatively impact the process of negotiating future contracts.

            As the healthcare industry evolves, changes in our client and vendor bases may reduce the demand for our services, result in the termination of existing contracts, and make it more difficult to negotiate new contracts on terms that are acceptable to us. For example, the current trend toward consolidation of healthcare providers within hospital systems may cause our existing client contracts to terminate as independent practices are merged into hospital systems. Such larger healthcare organizations may also have their own practice management services and health IT systems, reducing demand for our services. Similarly, client and vendor consolidation results in fewer, larger entities with increased bargaining power and the ability to demand terms that are unfavorable to us. If these trends continue, we cannot assure you that we will be able to continue to maintain or expand our client base, negotiate contracts with acceptable terms, or maintain our current pricing structure, and our revenues may decrease.

 Errors or illegal activity on the part of our clients may result in claims against us.

            We require our clients to provide us with accurate and appropriate data and directives for our actions. We also rely upon our clients as users of our system to perform key activities in order to produce proper claims for reimbursement. Failure of our clients to provide these data and directives or to perform these activities may result in claims against us alleging that our reliance was misplaced or unreasonable or that we have facilitated or otherwise participated in submission of false claims.

 Potential subsidy of services similar to ours may reduce client demand.

            Recently, entities such as the Massachusetts Healthcare Consortium have offered to subsidize adoption by physicians of EHR technology. In addition, federal regulations have been changed to permit such subsidy from additional sources subject to certain limitations, and the current administration has passed the HITECH Act, which will provide federal support for EHR initiatives. To the extent that we do not qualify or participate in such subsidy programs, demand for our services may be reduced, which may decrease our revenues.

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

We intend to continue strategic business acquisitions, which are subject to inherent risks.

In order to expand our solutions, device offerings and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt and/or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

            As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including:

•	difficulties in identifying and acquiring products, technologies, or businesses that will help our business;
•	difficulties in integrating operations, technologies, services, and personnel;
•	diversion of financial and managerial resources from existing operations;
•	the risk of entering new markets in which we have little to no experience;
•	risks related to the assumption of known and unknown liabilities;
•	the risk of write-offs and the amortization of expenses related intangible assets and
•	delays in client purchases due to uncertainty and the inability to maintain relationships with clients of the acquired businesses.

 As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities.

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

We may require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new services or enhance our existing service, enhance our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us or as a result of the current condition of the equity and debt markets limited financing may be available, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our success depends upon the recruitment and retention of key personnel.

To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the HIT, healthcare devices, healthcare transactions and life sciences industries and the technical environments in which our solutions, devices and services are needed. Competition for such personnel in our industries is intense in both the United States and abroad. Our failure to attract additional qualified personnel to meet our non-U.S. personnel needs could have a material adverse effect on our prospects for long-term growth. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact on our business and results of operations, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.

We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion.

The market for healthcare information systems and services to the healthcare industry is intensely competitive, dynamically evolving and subject to rapid technological and innovative changes. Development of new proprietary technology or services is complex, entails significant time and expense and may not be successful. We cannot guarantee that we will be able to introduce new solutions, devices or services on schedule, or at all, nor can we guarantee that errors will not be found in our new solution releases, devices or services before or after commercial release, which could result in solution, device or service delivery redevelopment costs and loss of, or delay in, market acceptance. Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer. In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the healthcare industry may offer competitive software solutions, devices or services. We face strong competitors and often face downward price pressure, which could adversely affect our results of operations or liquidity. Additionally, the pace of change in the healthcare information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. There are a limited number of hospitals and other healthcare providers in the United States HIT market and in recent years, the healthcare industry has been subject to increasing consolidation. As the industry consolidates, costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in solutions and services like ours, market saturation in the United States may change the competitive landscape in favor of larger, more diversified competitors with greater scale. If we are unable to recognize these changes in a timely manner, or we are too inflexible to rapidly adjust our business models, growth ambitions and financial results could be affected materially.

If the revenue of our clients decreases, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.

            Under most of our client contracts, we base our charges on a percentage of the revenue that the client realizes while using our services. Many factors may lead to decreases in client revenue, including:

•	interruption of client access to our system for any reason;
•	our failure to provide services in a timely or high-quality manner;
•	failure of our clients to adopt or maintain effective business practices;
•	actions by third-party payers of medical claims to reduce reimbursement;
•	government regulations and government or other payer actions reducing or delaying reimbursement; and
•	reduction of client revenue resulting from increased competition or other changes in the marketplace for physician services.

The current economic situation may give rise to several of these factors. For example, patients who have lost health insurance coverage due to unemployment or who face increased deductibles imposed by financially struggling employers or insurers could reduce the number of visits those patients make to our physician clients. Patients without health insurance or with reduced coverage may also default on their payment obligations at a higher rate than patients with coverage. Added financial stress on our clients could lead to their acquisition or bankruptcy, which could cause the termination of some of our service relationships. Further, despite the cost benefits that we believe our services provide, prospective clients may wish to delay contract decisions due to implementation costs or be reluctant to make any material changes in their established business methods in the current economic climate. With a reduction in tax revenue, state and federal government health care programs, including reimbursement programs such as Medicaid, may be reduced or eliminated, which could negatively impact the payments that our clients receive. In addition, both public and private payers may introduce payment reform initiatives, such as capitation or risk-sharing models, as a cost-control measure that would limit the amounts paid to our clients. Also, although we currently estimate our expected customer life to be twelve years, this is only an estimate and there can be no assurance that our clients will elect to renew their contracts for this period of time. If our clients’ revenue decreases for any of the above or other reasons, or if our clients cancel or elect not to renew their contracts, our revenue will decrease.

RISKS RELATED TO OUR OPERATING RESULTS, ACCOUNTING CONTROLS AND FINANCES

We have a history of operating losses and future profitability is not assured.

We experienced operating losses in the years ended December 31, 2002 through 2009. We may continue to incur losses in the future, and it is not certain that we will increase profitability.

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

If we are required to collect sales and use taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.

            We may lose sales or incur significant expenses should states be successful in imposing state sales and use taxes on our services. A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.

            Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our client contracts provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.

            We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. The incurrence of additional accounting and legal costs and related expenses in connection with, and the assessment of taxes, interest, and penalties as a result of, audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.

From time to time we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest, and penalties in amounts that may be material.

We are subject to income taxes in the United States at both the federal and state levels. In determining our provision for income taxes, we are required to exercise judgment and make estimates where the ultimate tax determination is uncertain. While we believe that our estimates are reasonable, we cannot assure you that the final determination of any tax audit or tax-related litigation will not be materially different from that reflected in our income tax provisions and accruals. The incurrence of additional accounting and legal costs and related expenses in connection with, and the assessment of taxes, interest, and penalties as a result of,

RISKS OF LIABILITY TO THIRD PARTIES

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

Our loan and capital lease agreements contain operating and financial covenants that may restrict our business and financing activities.

We have loans outstanding and such borrowings are secured by substantially all of our assets, including our intellectual property. Our loan agreements restrict our ability to:

•	incur additional indebtedness;
•	create liens;
•	make investments;
•	sell assets;
•	pay dividends or make distributions on and, in certain cases, repurchase our stock; or
•	consolidate or merge with other entities.

In addition, our credit facilities require us to meet specified minimum financial measurements. The operating and financial restrictions and covenants in these credit facilities, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities, or expand or fully pursue our business strategies. Our loan agreements also contain certain financial and nonfinancial covenants, including limitations on our consolidated leverage ratio and capital expenditures, as well as defaults relating to non-payment, breach of covenants, inaccuracy of representations and warranties, default under other indebtedness (including a cross-default with our interest rate swap), bankruptcy and insolvency, inability to pay debts, attachment of assets, adverse judgments, ERISA violations, invalidity of loan and collateral documents, and change of control. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under either or both of the loan agreements, which could cause all of the outstanding indebtedness under both credit facilities to become immediately due and payable and terminate all commitments to extend further credit.

 We may incur additional costs as a result of continuing to operate as a public company, and our management may be required to devote substantial time to new compliance initiatives.

 As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel continue to devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources. Moreover, if we are not able to comply with the requirements of new compliance initiatives in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the Securities and Exchange Commission, or other regulatory authorities, which would require additional financial and management resources.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. GAAP, which are periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse impact on our results of operations and financial condition.

RISKS RELATING TO THE ACQUISITION OD THE ASSETS OF MEDAPPZ

We may be unable to successfully integrate the assets of MedAppz with our business and realize the anticipated benefits of the Asset Purchase.

The success of the Asset purchase of MedAppz will depend, in part, on the ability to realize the anticipated synergies, growth opportunities and cost savings from integrating the assets with our business. The integration is a complex, costly and time-consuming process and involves numerous risks, including difficulties in the assimilation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the entry into markets in which we have little or no direct prior experience, the potential loss of key employees, and the potential inability to maintain the goodwill of existing clients. The difficulties include, among other factors:

•	managing a significantly larger company;
•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;
•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems;
•	preserving customer, supplier, research and development, distribution, marketing, promotion and other important relationships;
•	commercializing products under development and increasing revenues from existing marketed products;
•	coordinating geographically separated organizations, systems and facilities, including complexities associated with managing the combined businesses with separate locations;

•	integrating personnel from different companies while maintaining focus on providing consistent, high-quality products and customer service and attractive to prospective customers;
•	integrating complex technologies, solutions and products from different companies in a manner that is seamless to customers; and
•	performance shortfalls as a result of the diversion of management’s attention to the transaction.
If management is unable to combine successfully the assets of MedAppz with our business in a manner that permits us to achieve the anticipated cost savings and operating synergies, such anticipated benefits may not be realized fully or at all or may take longer to realize than expected. Any of the above difficulties could adversely affect our ability to maintain relationships with customers, partners, suppliers and employees or our ability to achieve the anticipated benefits of the Asset Purchase, or could reduce our earnings or otherwise adversely affect our business and financial results.

If we are unable to manage our growth, our business and financial results could suffer.

Our future financial results will depend in part on our ability to profitably manage our core businesses, including any growth that we may be able to achieve. Over the past several years, we have engaged in the identification of and competition for, growth and expansion opportunities. In order to achieve those initiatives, we will need to, among other things, recruit, train, retain and effectively manage employees and expand our operations and financial control systems. If we are unable to manage our businesses effectively and profitably, our business and financial results could suffer.

As a result of the completion of the Asset Purchase, we will incur significant additional expenses in connection with the integration of the assets within our business.

As we work to integrate the assets within our business, we expect to incur significant additional expenses relating to the integration of personnel, geographically diverse operations, information technology systems, accounting systems, customers, and strategic partners and the implementation of consistent standards, policies, and procedures, and we may be subject to possibly material write downs in assets and charges to earnings. The integration process will be long-term and will continue to create significant expenses.

We could suffer losses due to asset impairment charges.

We test our goodwill annually, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with provisions of ASC 350, Intangibles – Goodwill and Other. Declines in business performance or other factors could cause the fair value of a reporting unit to be revised downward and could result in a non-cash impairment charge. This could materially affect our reported net earnings.

We intend to continue strategic business acquisitions, which are subject to inherent risks.

In order to expand our solutions, device offerings and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt and/or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

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

The company currently depends upon a limited number of employees

The Company’s ability to successfully complete an acquisition depends on the efforts of the Company’s three Directors and three Officers.  Two of the Company’s Directors also serves as, Officers.  The Company has not obtained “key man” life insurance on any Officers or Directors. If the Company were to lose the services of any Officer or Director, this could have a material, adverse effect on our ability to achieve the Company’s business objectives.

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

Our success largely depends on the continued skills, experience, efforts and policies of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Ray Vuono, our Chairman and Chief Executive Officer, are integral to the execution of our business strategy. If one or more of our key employees leaves our employment, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to retain such personnel. We do not maintain key man insurance for any of our key employees.

Current and future litigation against us could be costly and time-consuming to defend.

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including patients of our physician clients, government agencies, or stockholders.

Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.

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

INVESTMENT CONSIDERATIONS AND RISK FACTORS

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock is volatile and could fluctuate significantly in response to the factors described above and other factors, many of which are beyond our control, including:

•	actual or anticipated variations in our quarterly operating results;
•	announcements of technological innovations or new services or products by our competitors or us;
•	changes in financial estimates by securities analysts;
•	conditions and trends in the electronic healthcare information, Internet, e-commerce and pharmaceutical markets; and
•	general market conditions and other factors.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many technology companies and Internet-related companies in particular. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions such as recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock. Volatility in the market price for our common stock may result in the filing of securities class action litigation.

Our quarterly operating results may vary.

Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, some of which we have no control over, including customers’ budgetary constraints and internal acceptance procedures, seasonal variances in demand for our products and services, the sales, service and implementation cycles for our software products, potential downturns in the healthcare market and in economic conditions generally, and other factors described in this “Risk Factors” section.

We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue than expected, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. In addition, our product sales cycle for larger sales is lengthy and unpredictable, making it difficult to estimate our future bookings for any given period. If we do not achieve projected booking targets for a given period, securities analysts may change their recommendations on our common stock. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

Our indebtedness will decrease business flexibility and increase borrowing costs.

The covenants in our debt agreements could have the effect, among other things, of:
•
requiring us to apply a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	increasing our vulnerability to adverse general economic and industry conditions;
•	limiting our flexibility in planning for, or reacting to, changes in business and the industry in which we operate;
•	placing us at a competitive disadvantage compared to competitors that have less debt; and
•	limiting our ability to borrow additional funds on terms that are satisfactory or at all.

If we fail to comply with financial covenants under our credit facilities, our results of operation and financial condition could be adversely affected.

Our credit facilities contain certain financial covenants, including interest coverage and total leverage ratios. If we fail to comply with these covenants, an event of default may occur, resulting in, among other things, the requirement to immediately repay all outstanding amounts owed thereunder. Depending on borrowing levels in such an event, our liquid assets might not be sufficient to repay in full the debt outstanding under the credit facilities. Such acceleration also would expose us to the risk of liquidation of collateral assets at unfavorable prices.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we can make no assurance that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. Additionally, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if our independent registered public accounting firm interprets the requirements, rules or regulations differently than we do, then it may issue an adverse opinion. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price and we could be subject to sanctions or investigations the SEC or other regulatory authorities, which would require additional financial and management resources.

The company expects that its accounting for stock options and share-based payments to employees will have a material adverse effect upon its operating results

The Company expects that accounting for employee stock options using the fair value method will have a material impact on its consolidated results of operations and earnings per share.  The FASB has issued SFAS 123R, which will require the Company to recognize, in its financial statements, all share-based payments to its employees, including grants of employee stock options, based on their fair values beginning with the first quarter of 2007. The Company expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company cannot predict what effect the increase in its net loss or reduction in its net income, if any, may have on the market prices of the Company’s securities.

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

Any acquisitions the company makes could result in dilution to existing stockholders and could be difficult to integrate which could cause difficulties in managing the company’s business, resulting in a decrease to the value of the company’s stockholders’ investment

        The Company believes that it will need to make strategic acquisitions of other businesses in order to achieve growth and profitability. Evaluating acquisition targets is difficult and acquiring other businesses involves risk. The consummation of the acquisition of other businesses would subject the Company to a number of risks, including the following:

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

In the event the sec reviews our form 10-k and consolidated financial statements included therein, it may be determined that information disclosed therein must be amended

In the event that the SEC determines to review our financial statements the SEC Staff may determine that information contained therein must be modified, removed or amended, in whole or in part, including but not limited to, certain accounting issues and treatments, which could result in the restatement and/or adjustment of our financial statements for the years ended December 31, 2010 and December 31, 2009.  In the event we are required to make any such modifications, removals or amendments, including but not limited to, accounting adjustments, reclassifications and/or write-downs of a material amount of our assets, our results of operations for the restated periods could be materially adversely affected and our financial condition could be adversely affected.

There are limitations in connection with the availability of quotes and order information on the OTCQB

Trades and quotations on the OTCQB involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

There are delays in order communication on the OTCQB

Electronic processing of orders is not available for securities traded on the OTCQB and high order volume and communication risks may prevent or delay the execution of one's OTCQB trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of OTCQB security orders for shares of our common stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

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

There is a risk of market fraud

OTCQB securities are frequent targets of fraud or market manipulation.  Not only because of their generally low price, but also because the OTCQB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces.  Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

There is limited liquidity on the OTCQB

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted by the OTCQB at the time of one's order entry.

There is a limitation in connection with the editing and canceling of orders on the OTCQB

Orders for OTCQB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCQB. Due to the manual order processing involved in handling OTCQB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect the stock price

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTCQB if the stock must be sold immediately.  Further, purchasers of shares of our common stock may incur an immediate "paper" loss due to the price spread.  Moreover, dealers trading on the OTCQB may not have a bid price for shares of our common stock on the OTCQB.  Due to the foregoing, demand for shares of our common stock on the OTCQB may be decreased or eliminated.

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

Additional Locations

MedLink leases additional 3,000 square feet of office space in Hyderabad, India, this office is leased on a year to year basis with monthly lease payments of $525 with the lease expiring and renewable in May of each year and 5,000 square feet of office space in Naples, Florida under a lease that expires in December of 2015.

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

Item 4.                                 Submission of Matters to a Vote of Security Holders

During the Calendar year of 2010 there was no submission of matter to a vote by the Company’s shareholders

Part II

Item 5.                                 Market for Registrants Common Equity and Related Stockholder Matters.

The Company's common equity is quoted in the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol MLKNA.  The high and low sales prices of the Company's common stock for each quarter within the last two fiscal years are set forth below.  On August 15, 2001, the Company’s common stock was authorized for quotation on the over-the-counter Bulletin Board after being delisted in 2000.  At most times during the last two fiscal years, trades in the Company’s common stock were sporadic and therefore, published prices may not represent a liquid and active trading market which would be indicative of any meaningful market value.

Period	High	Low
1st Quarter 2009	$1.00	$0.35
2nd Quarter 2009	$0.90	$0.45
3rd Quarter 2009	$1.00	$0.53
4th Quarter 2009	$0.65	$0.43
1st Quarter 2010	$1.67	$0.35
2nd Quarter 2010	$1.50	$1.05
3rd Quarter 2010	$1.26	$0.90
4th Quarter 2010	$1.37	$0.80
1st Quarter 2011	$1.05	$0.82

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The source of the above quotations is OTC Markets Group, Inc.

The Company also has a secondary listing for its class A common shares on the Berlin-Bremen stock exchange and trades under the symbol WM6A, and has a trading platform for its Class B common shares that trades under the symbol WM6B on the Frankfurt Stock Exchange, Xetra and Berlin Bremen Stock Exchanges.

As of December 31, 2010 there were 1,030 holders of record of our Class A commons stock in addition to those who hold shares in street name.

As of December 31, 2010 there were 0 holders of record of our Class B common stock in addition to those who hold shares in street name.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)		(b)	(c)
Equity compensation plans
approved by security holders	0		0	0

Equity compensation plans not	1,152,964	(1,2)	$.030
approved by security holders (1)	1,000,000	(1)	$0.85
	8,000,000	(3)	$0.44	12,000,000	(3)
	800,000	(4)	$0.56
Total	10,952,964			16,000,000

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

(5)  Consists of the following number of options held by the following officers and directors which were received pursuant to the agreements set forth above:

Name	No. of Options
Ray Vuono	4,752,964
Jameson Rose	3,800,000
Konrad Kim	1,240,000
Total	9,792,964

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

Recent sales of unregistered securities
In 2010, the Company entered into various subscription agreements for private placements in the amount of $1,000,000 to purchase 1,500,000 shares of the Company’s stock for an average purchase price per share of $0.66 a share.

In 2010, the Company issued 187,501 shares of the Company’s common stock in connection with the placement of a $1,250,000 convertible debt.

In 2010, the Company issued 4,995,000 shares of the Company’s stock in exchange for consulting, legal, advisory and marketing services to various consultants. The shares were valued at the closing stock price of the Company’s common shares on the dates of the agreements.

In 2010, the company issued 1,701 shares of Series A preferred, convertible into 1,701,333 of common stock for a purchase price of $765,600, for an average purchase price of $450 a share.

Item 6. Selected Financial Data

The financial statements of the Company appear under Item 8. of this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following Management Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements,  and the other financial information that appear elsewhere in this Annual Report on Form 10-K.  This discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those set forth in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Introduction
For the year ended December 31, 2010, the Company delivered strong growth with revenues of $5,997,450 reflected through executed contracts for software and professional services.  The increase in revenue reflects improved economic conditions and demand driven by the stimulus incentives and other public and private EHR subsidy initiatives such as the Interboro RHIO which stimulated sales of the Company’s EHR application with physician subsidies of up to 85% or more than $16,000 per provider for New York based physicians.  Additionally, the launch of MedLink IX and MedLink Lab facilitated strong bookings of sales of software and interfacing contracts with more than 25 hospitals and labs that the Company expects to further support EHR sales, as the Company has seen an increase in demand by clinical laboratory market to support EHR adoption by their referring providers.  The Company continues to build momentum and execute on its business plan to enter into strategic relationships that management believes will continue to have a positive result on the Company’s operations in 2011 and beyond.

Significant 2010 and recent Highlights include:

•	Donation agreement with Baptist Health South Florida Hospital
•	2011/2012 ONC/ATCB Certification of ISuite EHR 4.0
•	CCHIT 2011 Ambulatory EHR Certification, with 5 star usability rating
•	Selection by the New York Regional Extension Center
•	One of only 4 vendors to become “Qualified” by CMS
•	Launch of MedLink IX and MedLink Lab
•	Purchase of MedAppz
•	White label of Secure EMR, by Inmediata Health Group and penetration of Puerto Rican market.
•	Expansion into Florida market with opening of Naples, FL sales and support office.

Business Overview

MedLink is a leading healthcare information technology company focused on clinical, information and connectivity solutions that are focused on improving the quality and efficiency of care.    MedLink sells and supports various clinical software applications for physician practices, laboratories, and other healthcare organizations including MedLink’s flagship ambulatory iSuite EHR.  MedLink’s iSuite EHR is a 2011/2012 compliant Complete EHR technology, achieving 5 star usability rating, and has been certified by the Certification Commission for Healthcare Information Technology (“CCHIT”), in accordance with the applicable ONC-ATCB certification criteria.  MedLink’s iSuite EHR is priced below competing products with similar comprehensive services and is only one of four EHR’s to be “Qualified” by CMS for direct reporting.  MedLink also provide various clinical software applications for physician practices, hospitals and laboratories and radiology centers, including practice management, revenue cycle management services, electronic prescribing (e-prescribing), document management, interfacing, and a variety of lab outreach solutions for laboratories and hospitals. We also offer a broad range of services, including integration and interfacing services of 3rd party lab and hospitals systems, implementation and training, revenue cycle management services, and support and maintenance.

We are driven by our vision of creating a national, paperless, healthcare hub, combining the wisdom of healthcare professionals and the latest in integrated technology to provide solutions for the current and future challenges facing the healthcare industry.   MedLink’s business strategy is to build critical mass and develop a national presence among small to medium sized physician practices by increasing market penetration of the MedLink iSuite EHR, through direct sales and strategic alliances.  The small physician practice market segment remains largely un-penetrated for EHRs, with less than 20% of practices in the market having yet to adopt EHR technology. With more than $30 billion in federal incentives and mandates to adopt by 2014, more than 160,000 practices in MedLink key demographic market are expected to adopt EHR in the next 3 years.   As part of its growth strategy, MedLink is working with a number of Regional Health Information Networks (“RHIOs”) and is partnering with radiology centers, laboratories and hospital that subsidize the overall cost of the MedLink iSuite EHR up to 85% for qualifying practices.  MedLink’s strategic partnerships and growing network of value added resellers and channel partners provides a framework for physician adoption and a captive audience to target a focused sales and marketing plan.

We principally derive our revenue and cash flow from sales of our proprietary software and related hardware and professional services in the segments described above. These sales also are the basis for our complementary recurring service contracts for maintenance and transaction processing. See below for a discussion of our outlook for new orders and other factors that could have an impact on our revenue and cash flows.

We believe a combination of executive and legislative leadership at the federal level, industry standards, and federal incentives that exist today for e-prescribing and pay-for-quality initiatives, will quickly make electronic health records as common as practice management systems in all provider offices. We believe the stimulus and other provisions provided by the American Recovery and Reinvestment Act of 2009 (the “Stimulus”) will be the single biggest driver of healthcare IT adoption in our industry’s history since the requirement of electronic claims submissions. We believe that we are well positioned in the market to take advantage of the material opportunity presented by the Stimulus and have seen a positive impact on new orders for our EHR and interoperability products.

Management has taken steps to position the Company to have what we believe will be adequate capacity to meet the significant additional demand that could result from new orders related to the Stimulus. These steps include supplementing our internal direct sales force with strategic channel partners with established sales forces. Further, we have taken steps to improve the efficiency of our approach to new system installations with the release of the iSuite EHR, a cloud based application that reduces capital investment on the part of the Company’s customers and streamlines the training and implementation process. Finally, the Company is exploring additional sources of potential capacity to complement its internal professional services organization through various third-party implementation alternatives in order to meet additional market demand.

In order for our customers to qualify for Stimulus funding, our products must meet various requirements for product certification under the Stimulus regulations, and must enable our customers to achieve “meaningful use,” as such term is currently defined under the July 28, 2010 CMS Final Rule and under any future Stimulus regulations and guidance that CMS may release. The CMS Final Rule provides for a phased approach to implementation of the meaningful use standards, with Stage 1 set forth in the proposed rule and Stages 2 and 3 reserved for future rulemaking based upon the experiences with Stage 1. Also, an interim final rule has been implemented by the Office of National Coordinator, U.S. Department of Health and Human Services, to adopt an initial set of standards, implementation specifications, and certification criteria to enhance the use of health information technology and support its meaningful use. Given that CMS will release future regulations related to electronic health records, our industry is presented with a challenge in preparing for compliance. Similarly, our ability to achieve product certification by CCHIT and/or other regulatory bodies, and the length, if any, of additional related development and other efforts required to meet meaningful use standards could materially impact our ability to maximize the market opportunity. Our iSuite EHR 4.0 was certified as 2011/2012 compliant and as a Complete EHR, with a 5 Star usability rating,  in January of 2011, by CCHIT in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services (HHS). The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers for funding under ARRA.

We believe through combination of the assets provided through the MedAppz transaction, will allow the Company to become a larger, more competitive “end-to-end” solutions provider within the healthcare information technology industry. Combining the companies’ respective solution sets will result in one of the most comprehensive solution offerings for healthcare organizations, offering a scalable cloud based platform of clinical, financial, connectivity and information solutions.

MedAppz Asset Purchase

In November 2010, we acquired specified assets and assumed specified liabilities of MedAppz, LLC., a Electronic Health Record (EHR) and practice management software provider. The purpose of the acquisition is to augment our core business service offering and gave us access to a developed technology that could speed the time to market versus internal development of our own similar products.  We believe the addition of MedAppz’ technology broadens MedLink’s offerings, enabling MedLink to provide a cutting edge web-based solution and leverage synergies and cost savings that will play a significant role in MedLink’s growth and meet the unique needs of each practice. In addition, we plan to leverage its existing customer base to increase revenues.  Consideration for this transaction was $3.5 million.

Our Solutions

MedLink has designed a product offering that encompasses innovative thinking with practical solutions. MedLink’s suite of healthcare offerings range from EHR, revenue cycle management, hospital and laboratory outreach, interoperability and connectivity solutions, and a Health Information Network platform.

MedLink iSuite EHR

iSuite is an integrated solution designed to enhance physician productivity while combining both EHR and practice management into one unified database. iSuite automates the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others.  iSuite was designed specifically for the small to medium sized specialty and multi-specialty practices, allowing physicians to improve the way they capture, manage, exchange and store patient information.  ISuite also provides a practice management system that streamlines administrative aspects of physician practices, such as patient scheduling, electronic remittances, electronic claims submission, claims management, appointment reminders, electronic statement production and reporting.

This iSuite EHR 4.0 is 2011/2012 compliant and has been certified by the CCHIT®, an ONC-ATCB, in accordance with the applicable certification criteria for eligible providers adopted by the Secretary of Health and Human Services.  iSuite EHR 4.0 is also a CCHIT Certified® 2011 Ambulatory EHR that not only meets the currently established requirements for ARRA IFR Stage1 but also CCHIT's rigorous standards. During the inspection process, iSuite 4.0 EHR received a 5 star usability rating out of 5 stars. This rating further demonstrates the ease of use that our customers have become accustomed to.

By providing iSuite as a cloud based application available on-demand over the Internet using a web browser we believe that we have significantly increased the ease of adoption of our solutions. This capability is especially important for physicians in independent practice and small groups who make up nearly half the U.S. physician population that lack the IT resources and know-how to manage an on-premise software application.   Physicians can instantly access our web-based clinical solutions from a variety of locations, such as exam rooms, at the hospital or even remotely from some smart phones.  Our solutions run on tablet PCs, a wide variety of smartphones, desktop workstations and other wireless devices, as well as over the Internet in a hosted or “cloud” secure environment.

MedLink IX

MedLink IX (Information eXchange) is an enterprise connectivity solution that links providers and healthcare services to achieve interoperability, deployed in commercial and hospital laboratories as an interoperability solution to connect the laboratory and hospital information systems with disparate systems.  MedLink IX is a flexible HL7 interface engine and gives commercial labs and hospitals a low cost, user-friendly, cloud-based solution that acts as a central hub for hospitals and clinical labs to deploy and manage the sharing of clinical information across the care continuum.  IX eliminates the burden on hospital and lab IT staff to build and maintain multiple interfaces, and provides an advanced interoperability foundation allowing healthcare facilities to support physicians with the interoperability and connectivity requirements of the HITECH Act and the meaningful use of health information technology.  MedLink IX enables the bi-directional sharing of clinical information such as lab results, radiology reports, and discharge summaries allowing for providers to make real time informed decisions at the point of care.  Deployed as a web based solution, MedLink IX takes a hub and spoke approach to allow for the rapid deployment and on demand scalability required to meet the increasing interoperability demands of physicians while maintaining current IT infrastructure and all but eliminating costly and labor intensive point-to-point interfaces, and technical support demands.

MedLink Lab

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

SALES AND MARKETING

We have developed sales and marketing capabilities aimed at expanding our network of physician clients. We expect to expand our network by selling our services to new clients and leveraging strategic partnerships to market our products and services to their client base. We have a direct sales force, which we augment through our channel partners and marketing initiatives.

Marketing Initiatives

 Our marketing initiatives are generally targeted towards specific segments of the physician practice market. These marketing programs primarily consist of: traditional print advertising; search advertising and other Internet-focused awareness; campaigns to engage hospitals in discussions about their approach to the affiliated physician market; participation in industry-focused trade shows; targeted mail, e-mail, and phone calls to physician practices.

Direct Sales

We sell our services primarily through our direct sales force. Our sales force is supported by personnel in our marketing organization, who provide specialized support for demonstration and sales support. Due to our ongoing service relationship with clients, we conduct a consultative sales process. This process includes understanding the needs of prospective clients, developing service proposals, and negotiating contracts to enable the commencement of services.

Channel Partners

In addition to our direct sales force, we maintain business relationships with third parties that promote or support our sales or services within specific industries or geographic regions. In most cases, these relationships are generally agreements that compensate channel partners for providing us sales, and vary based on the specific relationship with channel partners from providing the Company introductions to other Channel Partners that have fully established sales, implementation and support infrastructure to support their respective clients white labeling the MedLink iSuite EHR.  The involvement of channel partners in the sales process varies from providing us with leads that we use to develop new business through our direct sales force to other channel partners that act as an independent sales representative.  Our channel relationships include Revenue Cycle Management companies, clinical laboratories, Imaging Centers, healthcare product distribution companies, consulting firms, group purchasing organizations, and regional health information organizations (RHIO’s).

HEALTHCARE INFORMATION TECHNOLOGY MARKET

The market demand for EHRs has never been more promising given the number of government initiatives to promote adoption of EHRs by healthcare providers.  President Obama considers healthcare information technology as a key piece of his plan to fix the nation’s ailing healthcare system.  Our solutions play an important role in improving safety, efficiency and cost and are therefore usually ranked high against competing priorities. Most of our clients also believe they must invest in IT to meet current and future regulatory, compliance and government reimbursement models.  Recent and existing government programs provide funds that represent significant income opportunities for existing EHR users and new EHR adopters.

While healthcare is not immune to recent economic turbulence, we believe it is more resilient than most segments of the economy and fundamental drivers for healthcare IT demand and adoption remain intact. A positive factor for U.S. healthcare is the fact that the Obama Administration is pursuing broad healthcare reform aimed at improving issues surrounding healthcare. The American Recovery and Reinvestment Act (“ARRA”), which became law on February 17, 2009, includes more than $20 billion to help healthcare organizations modernize operations through the acquisition of health care information technology. The Certification Commission for Health Information Technology (“CCHIT®”), a non-profit organization recognized by the Office of the National Coordinator for Health Information Technology as an approved Authorized Testing and Certification Body, announced that our EHR solution was certified as a Complete EHR and 2011/2012 compliant in January of 2011, which comes off the heels of the Stage 1 Meaningful Use definition criteria under the ARRA. With the lifting of the many Meaningful Use definition uncertainties, which has impacted software revenue, we believe we are well positioned to aid physicians and hospitals with their EHR decisions as they prepare to make incentive-based purchases.

We believe there are several factors that are favorable for the HIT industry over the next decade as HIT solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. Most United States healthcare providers also recognize that they must invest in HIT to meet regulatory, compliance and government reimbursement requirements and incentive opportunities.  In addition, with the Centers for Medicare and Medicaid Services estimating United States healthcare spending at $2.6 trillion or 17.5 percent of 2010 Gross Domestic Product, politicians and policymakers agree that the growing cost of our healthcare system is unsustainable.  Leaders of both political parties recognize that the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs.  This belief is supported by a study by RAND Corp., which estimated that the widespread adoption of HIT in the United States could cut healthcare costs by $162 billion annually.

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

MedLink believes that it offers as comprehensive of an EHR application as its competitors, and in many cases at a fraction of the cost.  MedLink’s EHR is built on cutting edge technology platform that was built specifically for the small to medium sized physician market.  In reaction to the 2004 government mandate for physicians to adopt EHR in the next 10 years, many of the current industry leaders quickly scrambled to adapt their legacy hospital information systems (that in many cases were developed almost 30 years ago), to address the physician practice EHR market.  Although this strategy provided for a rapid deployment to market of an EHR solution, the legacy systems originally built to provide for large hospital organizations rely on costly software and database licenses and are far too complex for the physician practice market, creating significant implementation and lengthy training challenges and fees.  As a result, these solutions are far too costly and are primarily marketed to the larger Physician Practice groups.

Competition

The market for Ambulatory EHR solutions and services is competitive, however, is limited with few Vendors that offer a full solution that will meet the clinical, financial, interoperability and adhere to the federal incentive requirements. The market for our products and services is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical, and marketing resources than us. We compete on the basis of several factors, including: breadth and depth of services, reputation, reliability, accuracy and security, client service, price, and industry expertise and experience.

We believe that we compete favorably with our competitors on the basis of these factors. However, many of our competitors and potential competitors have significantly greater financial, technological, and other resources and name recognition than we do, as well as more established distribution networks and relationships with healthcare providers. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources than we can in research and development, strategic acquisitions, sales and marketing, and patent prosecution and litigation and to finance capital equipment acquisitions for their customers.

Software and service companies that sell practice management and EHR software services include GE Healthcare; Sage Software Healthcare, Inc.; Allscripts-Misys Healthcare Solutions, Inc.; Athena Health, Inc.; eClinicalWorks, LLC; and Quality Systems, Inc. As a service company that provides medical billing revenue cycle management services, we also compete against regional billing companies.

Market Drivers

Economic Stimulus Package Provides Incentives for Physicians to Adopt EHRs

MedLink’s iSuite EHR is well-positioned to be a beneficiary of the recently enacted stimulus bill, the American Recovery and Reinvestment Act of 2009 (“ARRA”), which provides incentives for office-based physicians and other providers to adopt electronic health records.  Physicians can qualify under either the Medicare or Medicaid provision of ARRA.  CMS Incentives: Beginning in 2011, office-based physicians who are “meaningful users” of certified EHRs are entitled to receive $44,000 to $65,000 over 5 years, from 2011 to 2015.  To be eligible under this provision, office-based physicians must demonstrate “meaningful use” of a “qualified” EHR by reporting quality measure reports to CMS.

Office-based physicians who do not adopt EHR technology by 2015 will be penalized by seeing their Medicare payments reduced by 1% in 2015, 2% in 2016, and 3% in 2017 and beyond.  In 2018 and beyond, the HHS Secretary may decrease one additional percentage point per year (maximum of 5%) contingent upon the levels of overall EHR adoption in the market.

MedAppz Asset Purchase

In November 2010, we acquired specified assets of MedAppz, LLC. MedAppz developed, sold and supported a web based EHR and practice management application and revenue cycle management services to select clients. The purpose of the acquisition is to augment our core business EHR service offering with MedAppz cloud based applications to speed the implementation time and reduce the financial hardware and networking burdens on MedLink’s clients and future clients. We believe the purchase of MedAppz gave us access to a developed technology that could speed the time to market versus internal development of our own EHR application on a web based platform. In addition, we plan to leverage its existing customer base to increase revenues of the MedAppz services. Consideration for this transaction was $3.5 million.

Customer Dependence

MedLink believes that its future success will be dependent on it developing strategic relationships with established healthcare organizations and leveraging their existing footprint of clients and marketing initiatives.  Without these relationships, MedLink’s business is unlikely to succeed.

Intellectual Property

We use trademarks, trade names and service marks for healthcare information services and technology solutions, including: MedLink iSuite EHR, MedLink EHR, MedLink IX and MedLink Lab.  We also use other registered and unregistered trademarks and service marks for our various services. We have registered the domain names that either are or may be relevant to conducting our business, including:

www.medlinkus.com	www.isuiteehr.com	www.medlinkpacs.com	www.medappz.com
www.medlinkvpn.com	www.medlinkix.com	www.medlinkphr.com	www.medlinktv.com
www.krad.com	www.mymedlinkchart.com	www.petmedchart.com	www.medlinkchart.com

We also rely on a variety of intellectual property rights that we license from third parties, including various software and healthcare content used in our services.  We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business.  We generally enter into confidentiality agreements with our employees, consultants, vendors and customers.  We also seek to control access to and distribution of our technology, documentation and other proprietary information.  The steps we have taken to protect our copyrights, trademarks, service marks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property.  If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations.

Research & Development

MedLink in 2010 committed heavily towards research and development, the majority of which was spent on development of MedLink IX, MedLink Lab and the continued development of MedLink’s ambulatory EHR applications.  The Company intends to increase its research and development activities in 2011 to continue enhancements on the MedLink EHR to keep up with the ever changing HIT market by expanding its R&D in Hyderabad, India.

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

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Note 1 to the consolidated Annual Report on Form 10-K for the year ended December 31, 2010 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, goodwill impairment and long-lived asset impairments. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Management applies judgment to ensure appropriate accounting for multiple deliverables, including the allocation of arrangement consideration among multiple units of accounting, the determination of whether undelivered elements are essential to the functionality of delivered elements and the timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as separate units of accounting, revenue recognition is evaluated for the combined deliverables as a single unit of accounting and generally the recognition pattern of the final deliverable will dictate the revenue recognition pattern for the single, combined unit of accounting. Changes in circumstances and customer data may affect management’s analysis of separation criteria, which may cause the Company to adjust upward or downward the amount of revenue recognized under the arrangement.

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

Business Combinations
Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired, including intangible assets, and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

Software Capitalization

The carrying value of capitalized software is dependent upon the ability to recover its value through future revenue from the sale of the software. If we determine in the future that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value may be required.

We estimate the useful life of our capitalized software and amortize the value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

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

RESULTS OF OPERATIONS

The Company's revenues from continuing operations for the year ended December 31, 2010 and 2009 were $5,997,450 and $520,473, respectively. This increase was primarily due to the growth in the number of physicians and other medical providers using our services, including sales, implementation and support of or EHR applications, license income from our Lab Portal solution, and interface income associated with integrations to labs, imaging center and hospitals through MedLink’s IX product.  Sales of the Company’s EHR increased significantly in 2010 as compared to the same period in 2009 with some of the Company’s larger contracts becoming fully implemented including the Interboro RHIO and United West Labs as well as industry recognition with CCHIT and ONC/ATCB certification.   The Company believes that with its continued focus on sales of its EHR, Lab, and IX software applications and services, spurred by the Stimulus incentives and through its strategic partnerships with labs and hospitals, the Company will continue to experience rapid revenue growth.

Expenses for the fiscal year ended December 31, 2010 and 2009 were $4,973,825 and $4,180,031, respectively.  As our revenues are predominately derived from business services that we provide on an ongoing basis. To provide these services, we incur expense in several categories, including direct operating, selling and marketing, research and development, general and administrative, and depreciation and amortization expense. In general, our direct operating expense increases as our volume of work increases, whereas our selling and marketing expense increases in proportion to our rate of adding new accounts to our network of physician clients. Our other expense categories are less directly related to growth of revenues and relate more to our planning for the future, our overall business management activities, and our infrastructure. As our revenues have grown, the difference between our revenue and our direct operating expense also has grown, which has afforded us the ability to spend more in other categories of expense and to experience an increase in operating margin.

The Company had net gain of $203,129 and a net loss of $(3,793,804) in the fiscal years ended December 31, 2010 and December 31, 2009, respectively. The net gain for 2010 was a result of the Company executing on it software and service related contracts with medical ambulatory practices, laboratories, imaging centers and hospitals, spurred by increased market demand driven by the HITECH Act stimulus incentives and other healthcare IT subsidy and incentive programs.

Liquidity and Capital Resources

Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients, and the amount we invest in software development, acquisitions and capital expenditures.

At December 31, 2010, the Company had a working capital balance of $231,906. While the Company believes revenue that will be earned from the sales of the EHR, IX and Lab outreach solutions will soon be sufficient to sustain the Company's operations, there can be no guarantee that this will be the case and that the Company will not have to raise additional capital from investors. In the event the Company has to raise additional capital, there can be no assurance that such capital will be available when needed, or that it will be available on satisfactory terms.

Future Capital Requirements
On November 26, 2010, MedLink and several institutional investors entered into a Subscription Agreement, pursuant to which Investors purchased from the Company a senior secured convertible debenture, in the principal amount of $1,250,000with an original issue discount of 10% to the principal amount (“Debenture”).  The Debenture bears interest at a rate of 10% per annum and is convertible into shares of the Company’s class A common stock at any time commencing nine months from the date of the Debenture at a conversion price of $0.83 per shares, subject to adjustment.  The Debenture is due and payable on May 26, 2012.   The net proceeds were used by MedLink to finance a portion of the MedAppz Asset Purchase and to finance general working capital needs.

The obligations of MedLink under the Debenture are secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property) of the Company until such time as the Debentures are repaid or converted in full.
The Debenture will mature with 1/18 monthly installments of $69,444.44 commencing on September 1, 2011, and quarterly interest payments commencing on March 1, 2011, with the  remaining principal balance and interest be due and payable on May 26, 2012.

Quarterly Interest Payments	Quarterly Interest Amount
March 1, 2011	$33,218.86
June 1, 2011	$31,164.09
September 1, 2011	$31,164.09
December 1, 2011	$30,821.63
March 1, 2012	$30,821.63
May 26, 2012	$28,766.85
Total Interest Payments	$185,957.14

Subject to certain exceptions, the Convertible Debt Agreement allows MedLink to voluntarily prepay outstanding Notes, in whole or in part, at MedLink’s option at any time upon prior notice. The facilities also contain certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

We believe that our future cash flows will provide adequate resources to fund ongoing operating cash requirements for the next twelve months, funding interest and principal payments on our debt instruments obligations, contractual obligations, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contractual Obligations
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

Convertible Debt Obligations
Payment Due Date	Interest Payment	Principal Payment
3/1/2011	$33,218.86
6/1/2011	$31,164.09
9/1/2011	$31,164.09	$69,444.44
10/1/2011		$69,444.44
11/1/2011		$69,444.44
12/1/2011	$30,821.63	$69,444.44
1/1/2012		$69,444.44
2/1/2012		$69,444.44
3/1/2012	$30,821.63	$69,444.44
4/1/2012		$69,444.44
5/1/2012		$69,444.44
5/24/2012	$28,766.85	625,000.00
2011 Total	$126,368.66	$277,778.78
2012 Total	$59,588.48	$972,222.22
Total	$185,957.14	$1,250,000

Operating Leases
We have contractual obligations to maintain operating leases for property. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2010:

		Less than
	Total	1 year	1-3 years
Operating lease obligations	$360,746	$80,780	$253,450

The commitments under our operating leases shown above consist primarily of lease payments for our Ronkonkoma, New York corporate headquarters and our Naples, Florida location.

Off-Balance Sheet Arrangements

As of December 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through December 31, 2010 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. Generally, our expenses are denominated in the same currency as our revenue and the exposure to rate changes is minimal. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that foreign currency fluctuations in the future will not be significant.

MEDLINK INTERNATIONAL INC.
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

MEDLINK INTERNATIONAL INC. CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MedLink International, Inc.

We have audited the accompanying consolidated balance sheets of MedLink International, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedLink International, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

New York, NY

April 25, 2011

MEDLINK INTERNATIONAL INC. CONSOLIDATED BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	For the years ended
	December 31,
	2010 (Audited)	2009 (Audited)
ASSETS
Current assets:
Cash	657,294	4,843
Accounts Receivable	4,367,286	289,346
Assets from discontinued operations		-
Total Current Assets	5,024,580	294,189
Office equipment (at cost), net of accumulated depreciation	41,107	186,205
Intangible asset (at cost), net of accumulated amortization	2,247,355	10,937
Goodwill	1,476,832	-
Security deposit	18,950	12,950
Other assets	1,756,292	-
Total Assets:	$10,565,116	$504,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	518,501	145,044
Bank overdraft		-
Note payable	2,609,022
Due to related party	861,463	1,002,430
Liabilities from discontinued operations	804,141	804,132
Total Current Liabilities	4,793,127	1,951,606

Stockholders' deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 42,223,190 and 31,567,236 shares issued, respectively	42,223	31,567
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	-	-
Additional paid-in capital	27,099,323	20,093,341
Accumulated deficit	(21,244,369)	(21,447,044)
Treasury stock	(130,551)	(130,551)
Total Stockholders' Equity	5,771,989	(1,447,325)
Total liabilities and stockholders’ equity	$10,565,116	$504,281

____________________________________________________________________
See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the years ended
	December 31,
	2010 (Audited)	2009 (Audited)
Sales	$5,997,450	520,473
Cost of Revenues	(820,949)	-
Gross Profit	5,176,500	520,473

Operating expenses
General and administrative	972,843	334,883
Consulting expense	1,584,651	1,030,488
Compensation expense	1,725,145	904,396
Loss on impairment of intangible asset	-	1,843,974
Interest Expense	505,375	-
Depreciation and amortization	185,812	66,290
Total Operating expenses	4,973,825	4,180,031
Income (loss) from continuing operations	$202,675	(3,659,558)
Discontinued operations:
Income (loss) from discontinued operations	-	47,361
Loss from disposal of discontinued operations	-	(181,607)
Loss from discontinued operations	-	(134,246)
Net Loss	$202,675	(3,793,804)

Basic and diluted loss per share (Class A)	$0.01	(.12)

Basic and diluted loss per share (Class B)	$0.04	(.71)

Weighted average number of basic shares outstanding (Class A)	36,991,765	31,567,236

Weighted average number of basic shares outstanding (Class B)	5,361,876	5,361,876

____________________________________________________________________
See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (Audited)

	Common Stock		Additional		Surplus	Deferred	Treasury	Total
	No. of Shares	Amount	Paid-in Capital	(Deficit)	Receivables	Charges	Stock	(Audited)
Balance at December 31, 2008	32,309,209	32,310	17,371,500	$(17,653,240)	$(300,000)	-	$(130,551)	$(679,982)
Cancellation of subscription receivable	-		(300,000)		300,000			-
Stock Option Based Compensation	-		728,091					728,091
Exercise of Stock Options	207,036	207	61,904					62,111
Shares issued for consulting services	2,346,281	2,346	1,016,351					1,018,697
Shares issued for employment services	2,000,000	2,000	1,018,000					1,020,000
Shares sold in 2009	186,586	187	104,813					105,000
Cancellation of related party liabilities	-	-	227,563					227,563
Reduction of paid in capital from subsidiary	-	-	(135,000)					(135,000)
Cancellation of shares	(120,000)	(120)	120					-
Net loss for the year ended Dec 31, 2009	-	-	-	(3,793,804)	-	-	-	(3,793,804)
Balance at December 31, 2009	36,929,112	$36,929	$20,093,341	$(21,447,044)	-	-	$(130,551)	$(1,447,324)

Stock Option Based Compensation			380,435					380,435
Shares issued for consulting services	4,995,000	4,995	2,509,755					2,514,750
Preferred shares issued	1,701,333	1,701	763,999					765,600
Shares issued in connection with Acquisitions	2,252,120	2,252	2,078,725					2,080,977
Shares issued for employment services	20,000	20	21,980					22,000
Shares issued in financing activities	1,687,501	1,688	1,251,118					1,252,875
Net Gain for the year ended Dec 31, 2010	-	-	-	202,675	-	-	-	202,675
Balance at December 31, 2009	47,585,066	$47,585	$27,099,323	$(21,224,369)	-	-	$(130,551)	$5,771,987

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	For the years ended December 31,
	2010 (audited)	2009 (audited)
Cash flows from operating activities:
Net gain/(loss)	$202,675	$(3,793,804)
Income (loss) from discontinued operations	-	47,361
Gain/(loss) from continuing operations	202,675	$(3,841,165)
Adjustments to reconcile net gain to net cash used in operating activities
Impairment of goodwill	-	904,396
Depreciation	185,812	65,202
Increase in deferred charges
Amortization		1,088
Amortization of deferred charges	-	-
Issuance of common stock
Share based compensation	402,435	728,091
Issuance of common stock for salary	22,000	1,020,000
Issuance of common stock for acquisitions	1,640,977	-
Issuance of common stock for financing	252,876
Issuance of common shares for consulting and other services	2,395,750	1,018,697
Issuance of common stock for legal fees	119,000
Conversion of options in lieu of payment of related party loan		62,111
Related party payables reclassified to additional paid in capital		227,563
Changes in operating assets and liabilities
Accounts receivables	(4,077,940)	(268,615)
Security deposit	(6,000)	(7,550)
Other assets	(1,316,292)	-
Intangible assets	(1,871,762)
Accounts Payable and accrued liabilities	373,919	(258,234)
Net cash used in continuing operating activities	(6,898,075)	(301,055)
Net cash provided by discontinued operations		301,778
Net cash used in operating activities	(1,698,550)	723
Cash flows from investing activities:
Purchase of fixed assets	(137,340)	(73,470)
Purchase of intangible assets	(268,028)
Goodwill	(1,476,832)
Net cash used in investing activities	(1,882,200)	(73,470)
Cash flows from financing activities:
Proceeds from sale of stock	1,765,600	105,000
Proceeds from loan payable	2,609,022	-
Advances from (to) officer/shareholders	(141,121)	(576)
Net cash provided by financing activities	4,233,201	104,424
NET INCREASE (DECREASE) IN CASH	652,451	31,677
CASH AT BEGINNING OF YEAR	4,843	(26,834)
CASH AT END OF PERIOD	$657,294	$4,843
MEDLINK INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
For the years ended
December 31,
2010 (Audited)		2009 (Audited)
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	-	-
Cash paid for taxes	-	-
Supplemental disclosure of non-cash financing activities
Share based compensation	402,435	728,091
Issuance of common stock for salary	22,000	1,020,000
Issuance of common shares for consulting and other services	2,514,750	1,018,697
Conversion of options in lieu of payment of related party loan	-	62,111
Issuance of common stock for legal fees	119,000	-
Related party accounts payable reclassified to add. paid in capital		227,563

See accompanying notes to consolidated financial statements.

	For the years ended
	December 31,
	2010 (Audited)	2009 (Audited)
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$0	$0
Income Taxes	$0	$1,700

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 –ORGANIZATION AND NATURE OF BUSINESS

Nature of Business

MedLink International Inc. (the “Company”) is a healthcare information enterprise system business focused on the physician sector.  The Company is in the business of selling, implementing and supporting software solutions that provide healthcare providers with secure access to clinical, administrative and financial data in real-time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare services primarily through the sale of its flagship product the MedLink iSuite EHR.

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

Revenue is recognized as set forth below:

Subscription Contracts- Our subscription contracts typically include the following elements:

     o    Software license;

     o    Support;

     o    Maintenance; and

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 –ORGANIZATION AND NATURE OF BUSINESS (continued)

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

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 –ORGANIZATION AND NATURE OF BUSINESS (continued)

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

Accounts Receivable

Accounts receivable consists of amounts due from our sales of subscription contracts, professional services, and the sale of computer hardware.  The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written-off off when it is determined that the amounts are uncollectible.  At December 31, 2010 and 2009, the provision for doubtful accounts was $0 and $0, respectively.

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

Deferred Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes" to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2010.

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 –ORGANIZATION AND NATURE OF BUSINESS (continued)

The Company, as of December 31, 2010 had available approximately $21,243,915 of net operating loss carry forwards to reduce future Federal income taxes.  The Company has operating loss carry forwards which are due to expire from 2011 through 2023.  Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss.  The amount of valuation allowances are reviewed periodically.

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

Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the period presented.  For the year ending December 31, 2010 and December 31, 2009, the weighted average number of shares outstanding for the Company’s Class A Common Stock used in the per share computation was 36,991,765 and 31,567,236, respectively.  For the year ending December 31, 2010 and December 31, 2009, the weighted average number of shares outstanding for the Company’s Class B Common Stock used in the per share computation was 5,361,876 and 5,361,876, respectively.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business.  Through December 31, 2010, the Company had incurred cumulative losses of $21,243,915.  As of December 31, 2010, the Company has working capital of $231,906.

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

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 1 –ORGANIZATION AND NATURE OF BUSINESS (continued)

Goodwill and intangible assets were tested at the end of the last quarter, December 31, 2010 and it was found that the carrying value of goodwill and intangible assets were impaired based on a discounted cash flow model using management’s business plan projected for expected cash flows due to the discontinued operations as described in Note 4.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets exceeded their carrying value.

A charge of $904,396 was recorded for the year ended December 31, 2009 after the impairment testing was completed.  Management does not believe that any further impairment exists at December 31, 2010.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

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

NOTE 3 - PROPERTY AND EQUIPMENT

As of December 31, 2010 and December 31, 2009, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated Useful	2010	2009
	life (years)	Amount	Amount
Furniture and fixtures	5	85,128	$85,128
Leasehold improvements	3	13,666	11,073
Equipment	5	341,380	270,042
		440,174	366,243
Less accumulated depreciation		235,824	118,215
		$204,350	$170,337

Depreciation expense for the years ended December 31, 2010 and 2009 was $185,812 and $66,290, respectively.  Amounts include amortization expense associated with equipment under capital leases.

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 4- ACCOUNTS RECEIVABLE

As of December 31, 2010, accounts receivable totaled $4,367,286.  Accounts receivable consist of amounts due from our sales of the MedLink iSuite EHR and Interface and Integration Services to Imaging Centers and Laboratories and are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2010, accounts payable and accrued expenses totaled $518,501.

NOTE 6 -CONVERTIBLE NOTES PAYABLE

Convertible Debenture
On November 26, 2011, the Company entered into a securities purchase agreement with investors to place $1,250,000 of Secured Convertible Notes (the “Convertible Debenture”) which mature May 26, 2012.  The February 2011 Notes bear interest at the rate of 10% per annum, which in the case of a default increases to 18% per annum.  Interest is due and payable at the end of each three month period, starting March 1st of 2011.

The Company may elect to prepay the Note at any time.  If the Company makes such an election, the holders may elect to receive such prepayment in cash or in shares of the Company’s common stock or in a combination thereof. Nine months after the issuance of the Convertible Debenture, a note holder may elect convert a portion or all of such 2011 Note at $0.85 per share.

In connection with the issuance of the February 2011 Notes, the Company issued 809,262 warrants, exercisable into common stock at $2.00 and 809,262 warrants , exercisable into common stock at $1.50, both with five year terms.

The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Convertible Debenture to which the Company granted the investors a security interest in all of its assets not otherwise encumbered.

In accordance with ASC 740 “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $7,683.92 using the Black Scholes option pricing model. We determined that there was no beneficial conversion feature attributable to the convertible debenture since the effective conversion price was greater than the value of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 48.95%, (3) risk-free interest rate of 2.615%, and (4) expected life of 3 years.

NOTE 7 - LOAN PAYABLE - RELATED PARTIES

The Company, as of December 31, 2010, has loans due to three of its employees/shareholders in the amount of $861,009.  These loans are payable on demand and are non-interest bearing.

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 8 – NOTE PAYABLE

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On November 26, 2010, MedLink and several institutional investors entered into a Subscription Agreement, pursuant to which Investors purchased from the Company a senior secured convertible debenture, in the principal amount of $1,250,000with an original issue discount of 10% to the principal amount (“Debenture”).  The Debenture bears interest at a rate of 10% per annum and is convertible into shares of the Company’s class A common stock at any time commencing nine months from the date of the Debenture at a conversion price of $0.83 per shares, subject to adjustment.  The Debenture is due and payable on May 26, 2012.   The net proceeds were used by MedLink to finance a portion of the MedAppz Asset Purchase and to finance general working capital needs.

The obligations of MedLink under the Debenture are secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property) of the Company until such time as the Debentures are repaid or converted in full.

The Debenture will mature with 1/18 monthly installments of $69,444.44 commencing on September 1, 2011, and quarterly interest payments commencing on March 1, 2011, with the  remaining principal balance and interest be due and payable on May 26, 2012.

Quarterly Interest Payments	Quarterly Interest Amount
March 1, 2011	$33,218.86
June 1, 2011	$31,164.09
September 1, 2011	$31,164.09
December 1, 2011	$30,821.63
March 1, 2012	$30,821.63
May 26, 2012	$28,766.85
Total Interest Payments	$185,957.14

Subject to certain exceptions, the Convertible Debt Agreement allows MedLink to voluntarily prepay outstanding Notes, in whole or in part, at MedLink’s option at any time upon prior notice. The facilities also contain certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.  We believe that our future cash flows will provide adequate resources to fund ongoing operating cash requirements for the next twelve months, funding interest and principal payments on our debt instruments obligations, contractual obligations, and investment needs of our current business. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contractual Obligations
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

Convertible Debt Obligations
Payment Due Date	Interest Payment	Principal Payment
3/1/2011	$33,218.86
6/1/2011	$31,164.09
9/1/2011	$31,164.09	$69,444.44
10/1/2011		$69,444.44
11/1/2011		$69,444.44
12/1/2011	$30,821.63	$69,444.44
1/1/2012		$69,444.44
2/1/2012		$69,444.44
3/1/2012	$30,821.63	$69,444.44
4/1/2012		$69,444.44
5/1/2012		$69,444.44
5/24/2012	$28,766.85	625,000.00
2011 Total	$126,368.66	$277,778.78
2012 Total	$59,588.48	$972,222.22
Total	$185,957.14	$1,250,000

Lease Obligations

The Company has operating lease obligation for office space in New York and Florida.  The minimum annual lease commitments are as follows:

Year ended December 31,

2011	$145,697
2012	$160,648
2013	$167,773
2014	$94,738
2015	$82,751
Total:	$651,608

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

In February 2009 the company entered into a rental lease agreement for its corporate headquarters in Ronkonkoma, New York which expires on February 28, 2014.

Minimum annual lease commitments are as follows:
Year ended December 31,
2011	$84,486
2012	$88,184
2013	$91,880
2014	$15,416

In December 2010 the company entered into a rental lease agreement for an office space in Naples, Florida which expires on December 31, 2015.

Minimum annual lease commitments are as follows:
Year ended December 31,
2011	$62,211
2012	$72,464
2013	$75,893
2014	$79,322
2015	$82,751

Note Payable

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

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY

Acquisitions

For the year ended December 31, 2010, the Company issued 400,000 in the acquisitions of LabTestPortal.com, LLC., the transaction was recorded at the fair value of the shares issues based on the closing market price of the common stock of $1.10 on the respective measurements dates of $440,000.

For the year ended December 31, 2010, the Company issued 1,852,120 in the acquisitions of the assets of MedAppz, LLC. the transaction was recorded at the fair value of the shares issues based on the closing market price of the common stock of $0.0 on the respective measurements dates of $1,666,908.

Share Based Employment Compensation

For the year ended December 31, 2010, the Company issued 20,000 shares in connection with an employment agreement entered into with one of its employees.  The compensation for 2010, resulting in compensation of $22,000 as an increase in additional paid in capital.

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

For the year ended December 31, 2010 and 2009, $22,000 and $1,020,000, were charged to payroll expense operations for the above mentioned employment agreement.

Stock-based compensation:	2010	2009
MedLink Employee, officers and directors stock-based compensation expense	$22,000	1,020,000
Total stock-based compensation	20,000	2,000,000

Share Based Consultant Services

For the year ended December 31, 2010, the Company issued 3,600,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $0.35 on the respective measurement dates of approximately $1,085,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods.

For the year ended December 31, 2010, the Company issued 120,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $1.10 on the respective measurement dates of approximately $132,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods.

For the year ended December 31, 2010, the Company issued 1,050,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $0.85 on the respective measurement dates of approximately $892,500 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods.

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

For the year ended December 31, 2010, the Company issued 150,000 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of $0.90 on the respective measurement dates of approximately $135,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods.

For the year ended December 31, 2010 and 2009, $1,637,329 and $1,030,448, were charged to consulting expense operations for the above mentioned employment agreement.

Consultant stock-based compensation:	2010	2009
Consultant stock-based compensation expense	$1,637,329	1,030,488
Total stock-based compensation	4,920,000	2,346,281

Private Placements

For the year ended December 31, 2009, the Company entered into subscription agreements for a private placement in the amount of $1,000,000 to purchase 1,500,000 shares of the Company’s Class A Common stock at a purchase price of $0.66 per share.

Preferred Stock Series A

On April 5, 2010, we designated Preferred Series A Stock for an aggregate of 2,100 units (“Units”) at a price of $450 per Unit to be subscribed to through a private placement to certain accredited investors.  Each share of Preferred Series A stock is convertible into 1,000 shares of the Company’s common stock.  As of December 31, 2010, 1,701 had been issued. Each Unit is comprised of (i) one share of cumulative redeemable convertible preferred stock and (ii) an annual 10% dividend on the stated value of each unit. Each share of preferred stock will be convertible into 1,000 shares of common stock (for a conversion price of $0.45 per share), subject to adjustment in certain events. The net proceeds received by MedLink in the private placement will be approximately $765,599. Neither the Units nor the securities comprising the Units have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration statement or exemption from registration.

Stock Options

The following is a summary of the stock options outstanding during the year ended December 31, 2010 and 2009.  The Company maintains a non-qualified stock option plan.  Upon termination of an employee’s employment with the Company, any unvested restricted stock units will be forfeited unless otherwise provided in an employee’s employment agreement.  All options expire within 10 years from the date they are issued or 90 days after termination of employment.  MedLink settles stock option exercises with newly issued common shares.

During 2010, 4,000,000 stock options issued to executive officers and board members that are set to expire in 2018.  The options had an exercise price of $0.37.

During 2010, 100,000 stock options issued to certain company employees that are set to expire in 2014.  The options had an exercise price of $0.60.

During 2010, 100,000 stock options issued to certain company employees that are set to expire in 2014.  The options had an exercise price of $1.24.

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

During 2010, 20,000 stock options issued to certain company employees that are set to expire in 2014.  The options had an exercise price of $1.26.

During 2010, 1,701,333 stock options issued to certain investors that are set to expire in 2011.  The options had an exercise price of $1.05.

During 2010, 200,000 stock options issued in conjunction with the acquisition of the assets of MedAppz, LLC.to certain company employees that are set to expire in 2014.  The options had an exercise price of $2.00.

During 2010, 645,000 stock options issued to investors that participated in the Private Placement that are set to expire in 2013.  The options had an exercise price of $1.50.

During 2010, 645,000 stock options issued to investors that participated in the Private Placement that are set to expire in 2013.  The options had an exercise price of $2.00.

During 2010, 809,262 stock options issued to investors in conjunction with a debt transaction that are set to expire in 2015.  The options had an exercise price of $1.50.

During 2010, 809,262 stock options issued to investors in conjunction with a debt transaction that are set to expire in 2015.  The options had an exercise price of $2.00.

During 2009, 200,000 stock options issued to employees that are set to expire in 2013.  The options had an exercise price of $0.51.

A summary of the activity in the Company’s Plan for the period of January 1, 2009 through December 31, 2010 is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Contractual life in years	Intrinsic Value
Options outstanding at December 31, 2008	2,155,000	$0.55	5.9	$1,031,150
Granted	4,200,000	$0.51	5	$2,142,000
Canceled/Forfeited	-	-	-	-
Exercised	207,036	$0.30		$(62,111)
Option outstanding at December 31, 2009	6,147,,964	$0.53		$3,111,039
Granted	9,049,857	$0.99	4	$0.00
Canceled/Forfeited	-	-	-	-
Exercised	-	-	-	-
Option outstanding at December 31, 2010	15,402,821	$0.80	4	$3,080,564

The aggregate intrinsic value of stock options outstanding and vested as of December 31, 2009 was $3,111,039 which is based on MedLink’s closing stock price of $0.51 as of December 31, 2009. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The aggregate intrinsic value of stock options outstanding and vested as of December 31, 2010 was $3,080,564, which is based on MedLink’s closing stock price of $0.99 as of December 31, 2010. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

Additional information regarding all options outstanding as of December 31, 2010, is as follows:

Outstanding Options				Exercisable Options
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Outstanding	Price
$0.30	1,360,000	4.2	$0.30	1,360,000	$0.30
$0.85	1,000,000	8.2	$0.85	$1,000,000	$0.85
$0.51	4,200,000	5	$0.51	4,200,000	$0.51
$0.37	4,000,000	7	$0.37	-	-
$1.05	1,701,333	1	$1.05	1,701,333	$1.05
$0.60	100,000	3	$0.60	-	-
$1.26	100,000	3	$1.26	-	-
$1.50	645,000	3	$1.50	645,000	$1.50
$2.00	645,000	3	$2.00	645,000	$2.00
$1.50	809,262	5	$1.50	809,262	$1.50
$2.00	645,000	5	$2.00	645,000	$2.00

Deferred charges represent commission and consulting services to be rendered, which was paid for by the issuances of the Company’s common shares. Such charges were being shown as a reduction of the Company’s stockholders’ equity in the accompanying Consolidated Statement of Stockholders’ Equity and were amortized over the period of the services rendered.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009 consist of the following:

	2010	2009
Current:
Federal and state	$81,070	$0
Deferred:
Federal and state	$81,070	$(1,746,308)
Benefit from the operating loss carry forward	$ 81,070	$ 1,746,308
Benefit for income taxes, net	$0	$0

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2010	2009
Statutory federal income tax rate	34.0%	34.0%
State income taxes	6.0%	6.0%
Valuation allowance	(40.0)%	(40.0)%
Effective tax rate	(0.0)%	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.  The net deferred tax assets and liabilities are comprised of the following:

MEDLINK INTERNATIONAL, INC. NOTES TO CONSOLIDATED STATEMENTS

NOTE 11 – INCOME TAXES (continued)

The Company has a net operating loss carry forward of approximately $21,243,915 available to offset future taxable income through 2020.  The Company made a 100% valuation allowance at December 31, 2010.  MedLink is delinquent in filing their sales tax and payroll tax returns.

NOTE 12- SUBSEQUENT EVENTS

On February 20, 2011 Jewett, Schwartz, Wolfe & Associates(“JSW”) advised MedLink International, Inc. that its audit practice was acquired by RBSM LLP (“RBSM ”), an independent registered public accounting firm and that, accordingly, JSW was resigning as the Company’s independent registered public accounting firm. On March 15, 2011 the Company engaged RBSM LLP as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010. The engagement of RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the first quarter of 2011, the company received a $2 million dollar purchase order as part of its agreement with Baptist Health South Florida, the largest faith based, not-for-profit health care organization in Florida as one of the vendors to participate in Baptist Health’s EHR Donation Program.  Baptist Health South Florida, with a long standing pedigree as a national leader in the adoption of healthcare IT across its network of 6 hospitals in southeast Florida with more than 1,500 beds, and as part of its continuing commitment to enable excellent quality care and services, will assist its more than 2,000 physicians in the adoption of Electronic Health Records in their private practices through an EHR Donation Program.  MedLink’s iSuite EHR will be available to qualified affiliated Baptist physicians, in a program that will subsidize the cost of up to 85% of implementing and operating the iSuite EHR.  The EHR Donation Program may also help Baptist Health physicians satisfy the government’s requirements for  achieving 'meaningful use' by implementing EHR’s in their practices, which may enable those physicians to qualify for additional incentive dollars over the next 5 years based on their collection and reporting of quality data, and ultimately improving the quality of care and improved patient outcomes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Resignation of Previous Independent Registered Public Accounting Firm

On February 20, 2011 (the “Resignation Date”), Jewett, Schwartz, Wolfe & Associates   (“JSW”) advised the Company that its audit practice was acquired by RBSM LLP (“RBSM ”), an independent registered public accounting firm and that, accordingly, JSW was resigning as the Company’s independent registered public accounting firm.

The reports of JSW on the Company’s  financial statements for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports of JSW on the Company’s consolidated financial statements as of and for the years ended December 31, 2009 and contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern due to a deficit in working capital and incurring significant losses.

During the years ended December 31, 2009 and 2008, and through February 20, 2011, the Company has not had any disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to JSW’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended December 31, 2009 and 2008, and through February 20, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided JSW with a copy of this disclosure set forth under this Item 4.01 and requested JSW to furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the above statements.  JSW has reviewed this disclosure and consented as set forth in the letter attached hereto as Exhibit 16.1.

Engagement of New Independent Registered Public Accounting Firm

On March 15, 2011 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010.  The engagement of RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on         .

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either: (1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010.

Consequently, we lack the controls and procedures that would be appropriate for a public reporting company of our size and stature.

As a result of the material weaknesses described below, our management concluded that as of December 31, 2010 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework, issued by COSO.

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

At December 31, 2010, and as of that date, management has identified the following material weaknesses in our internal control over financial reporting, and has proposed the following plan of implementation with respect to each material weakness:

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

As of December 31, 2010, the Company had not yet passed a formal resolution, however, Board has instructed the Company’s Chief Financial Officer, to take charge of the implementation of a system of an internal control system that will ultimately meet the goal of compliance with SOX 404 Act.  The Company notes that, Board Members and Senior Financial Officers, their expertise in US financial reporting standards and related internal controls that, has never been evaluated.  The Company anticipates hiring more professionals/consultants with experience in SOX 404 to enable the Company to effectively address this issue.

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

 As of December 31, 2010, the Company has not adopted a formal code of ethics.   The Company intends to adopt and distribute this Code of Ethics to relevant employees, and to hold discussions with such employees as to how it applies.

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

As of December 31, 2010, the Board of Directors and management have written and adopted a formal guideline that defines the Company’s core business lines and how to grow within these lines of business on a five year basis.  The Company, however, has yet to provide evidence that the Company has complied with such guideline.

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

As of December 31, 2010 the Company has a Chief Financial Officer, however as of the date of this report, the Company continues to be in pursuit of a senior financial reporting officer knowledgeable in US GAAP and SEC Reporting standards.  The Company’s previous attempts to fill this role have not resulted in long term fit for the Company and its needs.  Upon hiring of a senior financial reporting officer, that individual could further hire and train personnel as needed.  The Company intends to retain a recruiting firm to help with filling this role.
Weakness: The Company does not have an internal audit function and department. Implementation Plan: The Company will establish an internal audit department.

As of December 31, 2010 the Company has not yet created an internal audit department.  The planning of this new department is currently under evaluation, and has yet to be determined.

Weakness: The Company does not have a standardized and unified Enterprise Resource Planning Software (ERP). The Company’s accounting systems are disparate and sometimes manual in nature which makes them neither scalable nor efficient for financial reporting purposes and management decision making needs.
Implementation Plan: The Company reviewed its current ERP systems and consider the need to either purchase a new package or revise the functionality and deployment of its current systems.  As of December 31, 2010, the Company had begun the implementation of an ERP systems that will meet the growing needs of the Company.   The Company expects that a system will be fully implemented by the end of the 2nd quarter of 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Ray Vuono	45	Chief Executive Officer, President and Chairman of the Board	January 1, 2004
Konrad Kim	39	Chief Technology Officer and Director	October 1, 2000
Dr. Michael Carvo	58	Director	January 1, 2002
James Rose	32	Chief Financial Officer and Executive Vice President	January 1, 2004

All Directors hold their positions for one year and until their successors are duly elected and qualified.  All officers hold their positions at the discretion of the Board of Directors.Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Ray Vuono, Chief Executive Officer and Chairman
Mr. Vuono has more than 20 years of leadership experience building global brands and guiding top-tier companies. An accomplished corporate strategist and marketer, his vision and expertise in business performance have driven notable enterprise growth in the insurance, pharmaceutical, and finance sectors. Mr. Vuono has served as the Company's President and Chief Executive Officer since 2004 and as a consultant to the company since 2001. Offering a rare blend of creative and operational strengths, Ray has achieved exciting company and product turnarounds and is recognized for his success in growing sales and profits. His strategic approach to building a business is reflected in his work as CEO of Rayvon VC, a private venture capital firm where his concept creations and focus on diverse investment mix quickly delivered impressive bottom-line results. His turnaround capability is highlighted by his accomplishments as President & CEO of the National Support Systems, where he led a distressed company to record profitability through brand revitalization that included major shifts in brand strategy, operations, product design, packaging, marketing communications, and sales techniques. Mr. Vuono’s exceptional track record of business improvement is based on his philosophy of total enterprise engagement in change. He is known for his ability to quickly identify and diagnose sales and growth impediments that go far beyond marketing, working with companies to refine their organizational structure, product lines, sourcing, sales channels, market position, as well as point-of-sale and general advertising. Mr. Vuono holds a Bachelor of Science in Economics from the University of Calgary where he also played football for the national champion University of Calgary Dinosaurs in 1985.

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

Dr. Michael Carvo, Director
Dr. Michael Carvo has been a member of the Company’s board of directors since January 1, 2002.  Dr. Michael Carvo is a family physician, who has been practicing out of Farmingdale, Long Island for over twenty years. Dr. Carvo became involved with MedLink in 1995, when it was a medical answering service called Communications 2001. Dr. Carvo brings the experience and expertise of a functioning, private practitioner to MedLink, which allows the company to meet the needs of a modern medical office.

Family Relationships
There are no family relationships among the Directors or Officers.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all officers, directors and employees of our company.  A copy of our Code of Business Conduct and Ethics is available on our company’s website.  If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to an executive officer or director, we will promptly disclose the nature of the amendment or waiver by filing with the SEC a current report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 11.	Executive Compensation

The following compensation was paid to the Company’s Chief Executive Officer and other officers during the periods indicated:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Ray Vuono, CEO (1)	2010	$150,000	$0	$0	-	2,000,000
	2009	$0	$0	$0	955,882	2,000,000	-	-
Jameson Rose, CFO (2)	2010	$135,000	$0	$0	-	1,500,000
	2009	$0	$0	$0	808,824	1,500,000
Konrad Kim, CTO (3)	2010	$65,000	$0	$0	-	500,000
	2009	$0	$0	$0	235,294	500,000	-	-

(1)   Mr. Vuono received 2,332,353 shares of common stock for the years ended December 31, 2009, in lieu of salary.

(2)      Mr. Rose received 1,973,529 shares of common stock as payment for the years ended December 31, 2009, in lieu of salary.

(3)      Mr. Kim received 574,117 shares of common stock as payment for the years ended December 31, 2009, in lieu of salary.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information furnished to the Company with respect to the beneficial ownership of our common stock by each executive officer and director named below, by all directors and executive officers as a group and by anyone know to the Company to beneficially own more than 5% of the Company’s securities, each as of March 31, 2011. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
$.001 par value per share Class A common (1)	James Rose 1 Roebling Court Ronkonkoma, NY 11779	8,242,941	14.30%
$.001 par value per share Class A common (2)	Steven Antebi 10550 Fontenelle Way Los Angeles, CA 90077	6,302,666	10.94%
$.001 par value per share Class A common	Calstam Group Trust 1225 Franklin Ave Garden City, NY 11530	5,913,560	10.26%
$.001 par value per share Class A common(3)	Ray Vuono 1 Roebling Court Ronkonkoma, NY 11779	4,752,964	8.25%
$.001 par value per share Class A common	Jerry Bermensolo 1087 W. River St, Suite 280 Boise ID 83702	3,169,778	5.50%
$.001 par value per share Class A common(4)	Konrad Kim 1 Roebling Court Ronkonkoma, NY 11779	2,351,764	4.08%
$.001 par value per share Class A common	Dr. Michael Carvo 1 Roebling Court Ronkonkoma, NY 11779	472,676	0.82%
All officer and directors as a group		15,820,345	27.44%

(1) Includes 3,800,000 shares issuable upon the exercise of options granted to Mr. Rose pursuant to his employment agreement.

(2) Includes 1,601,333 shares issuable upon the exercise of warrants granted in connection with the Series A preferred.

(3) Includes 4,752,964 shares issuable upon the exercise of options granted to Mr. Vuono pursuant to Mr. Vuono’s employment agreement.

 (4) Includes 1,240,000 shares issuable upon the exercise of options granted to Mr. Kim pursuant to his employment agreement.

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

Item 14.                      Principal Accountant Fees and Services.

Audit Fees

            The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were $54,500 and $36,000, respectively.

	2010	2009
Audit Related Fees	$54,500	$36,000
Tax Fees	$3,500	$1,500
All Other Fees
Out of Pocket Expenses
Total:	$58,000	$37,500

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2011.

MedLink International, Inc.

By:	/s/ RAY VUONO
Ray Vuono Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 25, 2011 by the following persons on behalf of the Registrant in the capacities indicated.

	Signature	Title
By:	/s/ RAY VUONO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Ray Vuono

By:	/s/ JAMESON ROSE	Chief Financial Officer (Principal Financial Officer)
Jameson Rose

By:	/s/ MICHAEL CARVO	Director
Michael Carvo

By:	/s/ KONRAD KIM	Director
Konrad Kim

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

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS

--------------------------------------------------------

We hereby consent to the inclusion in this Annual Report on Form 10-K, of our report dated April 15, 2010 of MedLink International, Inc. relating to the financial statements as of December 31, 2010 and 2009.

/s/ RBSM, LLP.

Dated: April 25, 2011

----------------------------------------------------

RBSM, LLP.