Form 10-K/A
period 2010-12-31
MEDLINK INTERNATIONAL, INC.
filed 2011-05-12
CIK 225501

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K/A (Amendment No. 1)

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

FOR YEAR ENDED DECEMBER 31, 2010

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on April 25, 2011 (the “Original Filing”), of MedLink International, Inc. (the “Company”).  As disclosed in the Company’s Current Report on Form 8-K filed on April 27, 2011, Jewett, Schwartz, Wolfe & Associates (“JSW”) advised the Company that its audit practice was acquired by RBSM LLP (“RBSM”), an independent registered public accounting firm and as a result of the acquisition JSW effectively resigned as the Company’s independent registered public accounting firm and RBSM was appointed to serve as the Company’s independent registered public accounting firm and that the Company filed its December 31, 2010 and 2009 financial statements together with an Audit Report from RBSM  without obtaining a manually signed copy of RBSM’s Audit  Report authorizing the Company to include their Audit  Report on the  Company’s December 31, 2010 together with an Audit Report from its predecessor independent public accounting firm, Jewett, Schwartz, Wolfe & Associates financial statements included  in the Company’s December 31, 2010  Annual Report on SEC Form 10-K.  The Company hereby amends and restates the Original Filing for the purposes of amending and removing the Audit Report and to display the financial statements as unaudited. The Company will restate its Annual Report on Form 10-K for the years ended December 31, 2010 and 2009 to include a duly authorized Audit Report from RBSM for the year ended December 31, 2010 and a duly authorized Audit Report from Jewett, Schwartz, Wolfe & Associates for the year ended December 31, 2009. The Company will make an additional amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2010 previously filed with the SEC to restate its financial statements as soon as practicable.  In addition, attached as Exhibits 31.1 and 32.1 hereto are updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments have been made to the Original Filing. This Amendment does not reflect events after the filing of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

MedAppz Asset Purchase

    In November 2010, we acquired specified assets and assumed specified liabilities of MedAppz, LLC. an Electronic Health Record (EHR) and practice management software provider. The purpose of the acquisition is to augment our core business service offering and gave us access to a developed technology that could speed the time to market versus internal development of our own similar products.  We believe the addition of MedAppz’ technology broadens MedLink’s offerings, enabling MedLink to provide a cutting edge web-based solution and leverage synergies and cost savings that will play a significant role in MedLink’s growth and meet the unique needs of each practice. In addition, we plan to leverage its existing customer base to increase revenues.  Consideration for this transaction was $3.5 million.

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

MEDLINK INTERNATIONAL INC.
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

MEDLINK INTERNATIONAL INC. CONSOLIDATED BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	For the years ended
	December 31,
	2010 (unaudited)	2009 (Audited)
ASSETS
Current assets:
Cash	657,294	4,843
Accounts Receivable	4,367,286	289,346
Assets from discontinued operations		-
Total Current Assets	5,024,580	294,189
Office equipment (at cost), net of accumulated depreciation	41,107	186,205
Intangible asset (at cost), net of accumulated amortization	2,247,355	10,937
Goodwill	1,476,832	-
Security deposit	18,950	12,950
Other assets	1,756,292	-
Total Assets:	$10,565,116	$504,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	518,501	145,044
Bank overdraft		-
Note payable	2,609,022
Due to related party	861,463	1,002,430
Liabilities from discontinued operations	804,141	804,132
Total Current Liabilities	4,793,127	1,951,606

Stockholders' deficit:
Common stock Class A $.001 par value; authorized 150,000,000 shares; 42,223,190 and 31,567,236 shares issued, respectively	42,223	31,567
Common stock B Class B $.001 par value; authorized 50,000,000; 5,361,876 issued and outstanding	5,362	5,362
Subscription receivable	-	-
Additional paid-in capital	27,099,323	20,093,341
Accumulated deficit	(21,244,369)	(21,447,044)
Treasury stock	(130,551)	(130,551)
Total Stockholders' Equity	5,771,989	(1,447,325)
Total liabilities and stockholders’ equity	$10,565,115	$504,281

____________________________________________________________________
See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the years ended
	December 31,
	2010 (unaudited)	2009 (Audited)
Sales	$5,997,450	520,473
Cost of Revenues	(820,949)	-
Gross Profit	5,176,500	520,473

Operating expenses
General and administrative	972,843	334,883
Consulting expense	1,584,651	1,030,488
Compensation expense	1,725,145	904,396
Loss on impairment of intangible asset	-	1,843,974
Interest Expense	505,375	-
Depreciation and amortization	185,812	66,290
Total Operating expenses	4,973,825	4,180,031
Income (loss) from continuing operations	$202,675	(3,659,558)
Discontinued operations:
Income (loss) from discontinued operations	-	47,361
Loss from disposal of discontinued operations	-	(181,607)
Loss from discontinued operations	-	(134,246)
Net Loss	$202,675	(3,793,804)

Basic and diluted loss per share (Class A)	$0.01	(.12)

Basic and diluted loss per share (Class B)	$0.04	(.71)

Weighted average number of basic shares outstanding (Class A)	36,991,765	31,567,236

Weighted average number of basic shares outstanding (Class B)	5,361,876	5,361,876

____________________________________________________________________
See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (unaudited)

	Common Stock		Additional		Surplus	Deferred	Treasury	Total
	No. of Shares	Amount	Paid-in Capital	(Deficit)	Receivables	Charges	Stock	(Audited)
Balance at December 31, 2008	32,309,209	32,310	17,371,500	$(17,653,240)	$(300,000)	-	$(130,551)	$(679,982)
Cancellation of subscription receivable	-		(300,000)		300,000			-
Stock Option Based Compensation	-		728,091					728,091
Exercise of Stock Options	207,036	207	61,904					62,111
Shares issued for consulting services	2,346,281	2,346	1,016,351					1,018,697
Shares issued for employment services	2,000,000	2,000	1,018,000					1,020,000
Shares sold in 2009	186,586	187	104,813					105,000
Cancellation of related party liabilities	-	-	227,563					227,563
Reduction of paid in capital from subsidiary	-	-	(135,000)					(135,000)
Cancellation of shares	(120,000)	(120)	120					-
Net loss for the year ended Dec 31, 2009	-	-	-	(3,793,804)	-	-	-	(3,793,804)
Balance at December 31, 2009	36,929,112	$36,929	$20,093,341	$(21,447,044)	-	-	$(130,551)	$(1,447,324)

Stock Option Based Compensation			380,435					380,435
Shares issued for consulting services	4,995,000	4,995	2,509,755					2,514,750
Preferred shares issued	1,701,333	1,701	763,999					765,600
Shares issued in connection with Acquisitions	2,252,120	2,252	2,078,725					2,080,977
Shares issued for employment services	20,000	20	21,980					22,000
Shares issued in financing activities	1,687,501	1,688	1,251,118					1,252,875
Net Gain for the year ended Dec 31, 2010	-	-	-	202,675	-	-	-	202,675
Balance at December 31, 2009	47,585,066	$47,585	$27,099,323	$(21,224,369)	-	-	$(130,551)	$5,771,987

See accompanying notes to consolidated financial statements.

MEDLINK INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	For the years ended December 31,
	2010 (unaudited)	2009 (audited)
Cash flows from operating activities:
Net gain/(loss)	$202,675	$(3,793,804)
Income (loss) from discontinued operations	-	47,361
Gain/(loss) from continuing operations	202,675	$(3,841,165)
Adjustments to reconcile net gain to net cash used in operating activities
Impairment of goodwill	-	904,396
Depreciation	185,812	65,202
Increase in deferred charges
Amortization		1,088
Amortization of deferred charges	-	-
Issuance of common stock
Share based compensation	402,435	728,091
Issuance of common stock for salary	22,000	1,020,000
Issuance of common stock for acquisitions	1,640,977	-
Issuance of common stock for financing	252,876
Issuance of common shares for consulting and other services	2,395,750	1,018,697
Issuance of common stock for legal fees	119,000
Conversion of options in lieu of payment of related party loan		62,111
Related party payables reclassified to additional paid in capital		227,563
Changes in operating assets and liabilities
Accounts receivables	(4,077,940)	(268,615)
Security deposit	(6,000)	(7,550)
Other assets	(1,316,292)	-
Intangible assets	(1,871,762)
Accounts Payable and accrued liabilities	373,919	(258,234)
Net cash used in continuing operating activities	(6,898,075)	(301,055)
Net cash provided by discontinued operations		301,778
Net cash used in operating activities	(1,698,550)	723
Cash flows from investing activities:
Purchase of fixed assets	(137,340)	(73,470)
Purchase of intangible assets	(268,028)
Goodwill	(1,476,832)
Net cash used in investing activities	(1,882,200)	(73,470)
Cash flows from financing activities:
Proceeds from sale of stock	1,765,600	105,000
Proceeds from loan payable	2,609,022	-
Advances from (to) officer/shareholders	(141,121)	(576)
Net cash provided by financing activities	4,233,201	104,424
NET INCREASE (DECREASE) IN CASH	652,451	31,677
CASH AT BEGINNING OF YEAR	4,843	(26,834)
CASH AT END OF PERIOD	$657,294	$4,843
MEDLINK INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
For the years ended
December 31,
2010 (unaudited)		2009 (Audited)
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	-	-
Cash paid for taxes	-	-
Supplemental disclosure of non-cash financing activities
Share based compensation	402,435	728,091
Issuance of common stock for salary	22,000	1,020,000
Issuance of common shares for consulting and other services	2,514,750	1,018,697
Conversion of options in lieu of payment of related party loan	-	62,111
Issuance of common stock for legal fees	119,000	-
Related party accounts payable reclassified to add. paid in capital		227,563

See accompanying notes to consolidated financial statements.

	For the years ended
	December 31,
	2010 (unaudited)	2009 (Audited)
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$0	$0
Income Taxes	$0	$1,700

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

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009 consist of the following:

	2010	2009
Current:
Federal and state	$81,070	$0
Deferred:
Federal and state	$81,070	$(1,746,308)
Benefit from the operating loss carry forward	$81,070	$1,746,308
Benefit for income taxes, net	$0	$0

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2010	2009
Statutory federal income tax rate	34.0%	34.0%
State income taxes	6.0%	6.0%
Valuation allowance	(40.0)%	(40.0)%
Effective tax rate	(0.0)%	(0.0)%

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

NOTE 12- SUBSEQUENT EVENTS

On March  15, 2011 Jewett, Schwartz, Wolfe & Associates(“JSW”) advised MedLink International, Inc. that its audit practice was acquired by RBSM LLP (“RBSM ”), an independent registered public accounting firm and that, accordingly, JSW was resigning as the Company’s independent registered public accounting firm. On March 15, 2011 the Company engaged RBSM LLP as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010. The engagement of RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the first quarter of 2011, the company received a $3 million dollar purchase order as part of its agreement with Baptist Health South Florida, the largest faith based, not-for-profit health care organization in Florida as one of the vendors to participate in Baptist Health’s EHR Donation Program.  Baptist Health South Florida, with a long standing pedigree as a national leader in the adoption of healthcare IT across its network of 6 hospitals in southeast Florida with more than 1,500 beds, and as part of its continuing commitment to enable excellent quality care and services, will assist its more than 2,000 physicians in the adoption of Electronic Health Records in their private practices through an EHR Donation Program.  MedLink’s iSuite EHR will be available to qualified affiliated Baptist physicians, in a program that will subsidize the cost of up to 85% of implementing and operating the iSuite EHR.  The EHR Donation Program may also help Baptist Health physicians satisfy the government’s requirements for  achieving 'meaningful use' by implementing EHR’s in their practices, which may enable those physicians to qualify for additional incentive dollars over the next 5 years based on their collection and reporting of quality data, and ultimately improving the quality of care and improved patient outcomes.

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

Engagement of New Independent Registered Public Accounting Firm

On April 1, 2011 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010.  The engagement of RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on         .

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2011.

MedLink International, Inc.

By:	/s/ RAY VUONO
Ray Vuono Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 12, 2011 by the following persons on behalf of the Registrant in the capacities indicated.

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